Form 10KSB
period 1999-12-31
ZEE INC
filed 2000-03-31
CIK 1096857

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                       For the fiscal year ended 12-31-99
                         Commission file number 0-27773

                                    ZEE, INC.
                                   ----------
             (Exact name of registrant as specified in its charter)

     Wyoming                                      83-0319519
(State of incorporation)                          (I.R.S. Employer
                                                   Identification No.)

                      214 S. Center, Casper, Wyoming 82601
                 ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 307-472-3000

           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: None

                 Name of each exchange on which registered: N/A

           Securities registered pursuant to Section 12(g) of the Act:

                   Title of each class: Common $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                      Yes ( )         No (X)

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.    (X)

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                           ( ) Yes   (X) No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998: $0

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1999: 660,000

                                     PART 1

Item 1.           Business

         The Company was incorporated under the laws of the State of Wyoming September 2, 1997. Since its inception, the Company was engaged primarily in organizational activities, including the raising of initial financing and initiating activities related to the filing of a form 10-SB Registration statement under Section 12(g) of the Securities Exchange Act of 1934. The Company's executive offices are located at 214 S. Center, Casper, Wyoming 82601.

         No significant business activity was conducted by the Company during the fiscal year. As a result, no income was realized by the Company in its last fiscal year.

         The Company was inactive and presently does not participate in any industry segment. The Company had no material revenues, or operating profits or identifiable assets attributable to its industry segment.

         The Company is actively seeking acquisition candidates.

         The Company's Articles of Incorporation, as amended, entitle it to transact any lawful business or businesses for which corporations may be incorporated pursuant to the Wyoming Corporation Code. The Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

         The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. In order to comply with these various limitations, management does not intend to undertake any efforts to sell any additional securities of the Company, either debt or equity, or cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

         General Business Plan

         The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934 (the

         "Exchange Act"). The Company will not restrict its search to any specific business, industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

         The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing forms 8-K, 10Q, or agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The analysis of new business opportunities will be undertaken by, or under the supervision of, management. The officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

         Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

         The Company will not restrict its search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which the Company may offer.

         It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, on consummation of a proposed transaction.

         Acquisition of Opportunities

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

         While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

         As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

         With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders. If required to so do under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and such a transaction may be effectuated by the Board of Directors without shareholder approval.

         The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

         As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB (or 10-K, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

         Competition

         The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

         Employees

         The Company has no full time employees. The Company's president, treasurer and secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

         Investment Company Act of 1940

         The Company may participate in a business or opportunity by purchasing, trading or selling the securities of such business. However, the Company does not intend to engage primarily in such activities.
         Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Act and the regulations promulgated thereunder.

         Section 3(a) of the Investment Act provides the definition of an "investment company" which includes an entity that engages or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, or that engages or proposes to engage in the business of investing, reinvesting, owning, holding or trading "investment securities" (defined as all securities other than government securities, securities of majority-owned subsidiaries and certain other securities) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner that will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited. In order to avoid classification as an investment company, the Company will search for, analyze and acquire or participate in a business opportunity by use of a method that does not involve the acquisition, ownership or holding of investment securities.

         The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, which regulation has the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections.

         The  Company  intends  to  vigorously   resist   classification  as  an
         investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time-consuming and costly, or even prohibitive, given the Company's limited resources.

         Certain Risks

         The Company's business is subject to numerous risk factors, including the following:

         No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

         Speculative Nature of Company's Proposed Operations. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

         Scarcity of and Competition for Business Opportunities and Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

         No Agreement for Business Combination or Other Transaction; No Standards for Business Combination. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

         Continued Management Control; Limited Time Availability. While seeking a business combination, management anticipates devoting up to 20 hours per month to the business of the Company. None of the Company's officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

         Conflicts of Interest - General. Certain of the officers and directors of the Company are directors and/or principal shareholders of other blank check companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the Company and other blank check companies with which the Company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Conflicts of Interest."

         Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

         Lack of Market Research or Marketing Organization. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

         Lack of Diversification. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by the business opportunity or opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

         Regulation. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

         Probable Change in Control and Management. A business combination involving the issuance of the Company's Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the

         Company's Common Stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

         Reduction of Percentage Share Ownership Following Business Combination. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued shares of Common Stock of the Company would result in a reduction in the percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

         Disadvantages of Blank Check Offering. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

         Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

         Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

Item 3.           Legal Proceedings

         The Company does not have any formal offices at year end. Records are maintained and mail received at 214 S. Center, Casper, Wyoming 82601. The company owns no real property.

         The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at year end 1999.

Item 4.           Submission of Matters to a Vote of Security
                  Holders

         No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters

         As of the date of this report, management knows of no trading or quotation of the Company's common stock. The range of high and low bid quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                             1998                          High     Low

                       First quarter                      *                 *
                       Second quarter                     *                 *
                       Third quarter                      *                 *
                       Fourth quarter                     *                 *

                             1997                          High      Low

                       First quarter                      *                 *
                       Second quarter                     *                 *
                       Third quarter                      *                 *
                       Fourth quarter                     *                 *

                             1996                          High      Low

                       First quarter                      *                 *
                       Second quarter                     *                 *
                       Third quarter                      *                 *
                       Fourth quarter                     *                 *

* No quotations reported

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of December 31, 1999, there were 38 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                  Financial Condition and Changes in Financial
                  Condition

         No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in 1999. The Company at year end had only $404 in cash capital and $750 in other assets. The Company at year end was illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources. The Company had no debt at year end.

                  Results of Operations - Year Ended December 31, 1999 compared to Year Ended December 31, 1998

         During the fiscal year ended December 31, 1999, the Company had no revenues, and in 1998, the Company had no revenues. In 1999, the Company incurred $161 in miscellaneous expenses. In 1998, the Company incurred $185 in general and administrative expenses. The loss on operations of ($161) in 1999 was comparable to a ($185) loss on operations in 1998.

Item 7.           Financial Statements and Supplementary Data

                  Please refer to pages F-1 through F-7.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure

                  Michael B. Johnson & Company, CPA's of Denver, Colorado was retained in 1998 as auditor for the Company and continued in 1999.

         In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

         The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                                    PART III

Item 9.           Directors and Executive Officers of the
                  Registrant and Compliance with Section 16(a)

         The directors and executive officers of the Company as of December 31, 1999, are as follows:

          Name                    Age                  Position
----------------------            ---               -------------------------
Percy S. Chopping, Jr.            66                President and Director

Michael A. Crank                  45                Secretary/Treasurer, and
                                                    Director

Ronald A. Shogren                 57                Director

         The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

     Michael A. Crank, age 45, is Secretary Treasurer and a Director of the Company since 1997. Mr. Crank has completed schools on Real Estate, Commercial Investment Counciling and Appraisal Institute. Mr. Crank was a carpenter and General Contractor from 1972 to 1982. Mr. Crank was a Licensed Real Estate Broker in the State of Wyoming from 1982 to 1996. Mr. Crank is presently an Associate Appraiser with James E. Wren Co., Inc., of Casper, Wyoming.

     Percy S. Chopping, Jr., age 66, is President and a Director of the Company since 1997. Mr. Chopping retired from the University of Wyoming in 1994 where he headed the Photography and Video Production Department of the Wyoming Family Practice Medical Center for 16 years. Mr. Chopping currently operates his Professional Photography and Video business. Mr. Chopping is currently a Director of Tempus, Inc. since April 1998.

     Ronald A. Shogren, age 57, is a Director of the Company since 1997. Mr. Shogren attended Eastern Montana College. Mr. Shogren is the past Exalted Ruler of Casper's Elk Lodge 1353. Mr. Shogren has been a licensed General Contractor from 1976 to present. Mr. Shogren also has 17 years experience as an Insurance Claims Adjuster and presently owns and operates Cowboy State Claims Service.

Conflicts of Interest

         Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

         Certain of the officers and directors of the Company are directors and principal shareholders in other blank check companies, and officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

         The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company and the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. All directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

         The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

         There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

Item 10.          Executive Compensation

         The Company accrued no compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1999 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

         The Company does not have any employee incentive stock option plans.

         There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.


                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                            Annual Compensation                                  Awards
Name and                  Year          Salary          Bonus         Other Annual               Restricted            Securities
Principal                               ($)             ($)           Compensation               Stock                 Underlying
Position                                                              ($)                        Award(s)              Options/
                                                                                                 ($)                   SARs (#)
Percy S.                  1998          0               0             0                          0                     0
Chopping,
Jr.,
President
                          1999          0               0             0                          0                     0
Michael A.                1998          0               0             0                          0                     0
Crank,
Secretary
                          1999          0               0             0                          0                     0


         Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)


                                    Cash Compensation                                   Security Grants

Name                              Annual             Meeting           Consulting             Number          Number of
                                  Retainer           Fees              Fees/Other             of              Securities
                                  Fees ($)           ($)               Fees ($)               Shares          Underlying
                                                                                              (#)             Options/SARs(#)
A. Director,                      0                  0                 0                      0*              0
Percy S.
Chopping, Jr.

B. Director,                      0                  0                 0                      0*              0
Michael A.
Crank

C. Director,                      0                  0                 0                      0*              0
Ronald Shogren


*  See "Compensation Table of Executives"

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management

         The following table sets forth information, as of December 31, 1999, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.


      Stock              Names and Address                            Beneficial               Percent
Title of Class           of Beneficial Owner                          Ownership                of Class
Common                     Percy S. Chopping, Jr.                      100,000                   15.1%
                           214 S. Center
                           Casper, WY 82601

Common                     Michael A. Crank                            100,000                   15.1%
                           214 S. Center
                           Casper, WY 82601

Common                     Ronald A. Shogren                           0                         0%
                           214 S. Center
                           Casper, WY 82601

Common                     M. Ann Anderson                             100,000                   15.1%
                           130 N. Ash
                           Casper, WY 82601


                  Security Ownership of Certain Beneficial Owners and Management (Continued)

         The following table sets forth information, as of December 31, 1999, with respect to the beneficial ownership of the Company's no par value common stock by the directors and officers of the Company, both individually and as a group.


      Stock              Names and Address                           Beneficial                 Percent
Title of Class           of Beneficial Owner                         Ownership                  of Class
Common                     Percy S. Chopping, Jr.                      100,000                   15.1%
                           214 S. Center
                           Casper, WY 82601

Common                     Michael A. Crank                            100,000                   15.1%
                           214 S. Center
                           Casper, WY 82601

Common                     Ronald A. Shogren                           0                         0%
                           214 S. Center
                           Casper, WY 82601

Common                     M. Ann Anderson                             100,000                   15.1%
                           130 N. Ash
                           Casper, WY 82601

Officers and Directors as a group                                      300,000                   45.3%


Item 12.          Certain Relationships and Related Transactions

         None for 1999.

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:  None

                  2.       Exhibits: None

                                            INDEX

                                                      Form 10-K
Regulation                                            Consecutive
S-K Number                 Exhibit                    Page Number

3.1               Articles of Incorporation           *Incorporated by reference
                                                      to Registration Statement
                                                      #0-2773 10SB/12(g)

3.2               Bylaws                              *Incorporated by reference
                                                      to Registration Statement
                                                      #0-2773 10SB/12(g)

27.1              Financial Data Schedule             EX-27.1

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ZEE, INC.
                                         (Registrant)

Date: March 29, 2000

                                   /s/ Percy S. Chopping, Jr.
                                   -----------------------------------------
                                   Percy S. Chopping, Jr. President/Director


                                   /s/ Michael A. Crank
                                   -----------------------------------------
                                   Michael A. Crank, Secretary, Director


                                   /s/ Ronald Shogren
                                   -----------------------------------------
                                   Ronald Shogren, Director

                                   ZEE, INC.
                         (A Development Stage Company)
                              FINANCIAL STATEMENTS
       For the Period September 2, 1997 (Inception) to December 31, 1999


                                   ZEE, INC.
                         (A Development Stage Company)
                                 Balance Sheet
                               December 31, 1999
                 With Comparative Totals for December 31, 1998


                                                                                  Dec. 31,                Dec. 31,
ASSETS                                                                               1999                    1998
                                                                                 -------------            ------------
Current Assets:
   Cash                                                                                 $ 404                   $ 565
                                                                                 -------------            ------------

Total Current Assets                                                                      404                     565

Other Assets:
   Investment in Western Technology                                                       750                     750
                                                                                 -------------            ------------

Total Other Assets                                                                        750                     750

Total Assets                                                                          $ 1,154                 $ 1,315
                                                                                 =============            ============

LIABILITIES & STOCKHOLDERS' EQUITY

Stockholders's Equity (Note 2)

   50,000,000 shares authorized at $.001 par value
     660,000 shares issued and outstanding in 1998 & 1999                                 660                     660
     No stocks were issued or outstanding in 1997
   Additional Paid-in Capital                                                             840                     840
   Deficit accumulated during the development stage                                      (346)                   (185)
                                                                                 -------------            ------------

Total Liabilities & Stockholders' Equity                                              $ 1,154                 $ 1,315
                                                                                 =============            ============



The accompanying notes are an integral part of these financial statements.



                                   ZEE, INC.
                         (A Development Stage Company)
                            Statement of Operations
          For the Period Sep. 2, 1997 (Inception) to December 31, 1999
                 With Comparative Totals for December 31, 1998





                                                                                                        Sep. 2, 1997
                                                                Dec. 31,            Dec. 31,            Inception to
                                                                  1999                1998              Dec. 31, 1999
                                                               ------------        ------------        ----------------
Revenue:                                                               $ -                 $ -                     $ -

Costs and Expenses:

   Office Expenses                                                     111                 185                     296
   Filing Fees                                                          50                   -                      50
                                                               ------------        ------------        ----------------

Net Loss                                                             $ 161               $ 185                   $ 346
                                                               ============        ============        ================

Per Share Information:

   Weighted average number
   of common shares outstanding                                    660,000             605,000                 660,000
                                                               ------------        ------------        ----------------

Net Loss per common share                                           *                   *                     *
                                                               ============        ============        ================

* Less than $.01



                                   ZEE, INC.
                              Stockholders' Equity
                               December 31, 1999




                                                  COMMON STOCKS                     Additional  Retained         Total
                                                                                    Paid-In     Earnings     Stockholders'
                                           Shares               Amount              Capital     (Deficit)       Equity
Issuance of Stock for Cash 2/9/98           660,000                $ 660               $ 840          $ -          $ 1,500

            Net Deficit 12/31/98                  -                    -                   -         (185)            (185)

            Balance 12/31/98                660,000                  660                 840         (185)           1,315

            Net Deficit 12/31/99                  -                    -                   -         (161)            (161)

            Balance 12/31/99                660,000                $ 660               $ 840       $ (346)         $ 1,154




                                   ZEE, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows
     For the Period From September 2, 1997 (Inception) to December 31, 1999
                 With Comparative Totals for December 31, 1998


                                                                                                            Sep. 2,1997
                                                                       Dec. 31,          Dec. 31,           Inception to
Cash Flows from Operating Activities:                                    1999              1998            Dec. 31, 1999
                                                                     -------------      ------------      -----------------
     Net Loss                                                              $ (161)           $ (185)                $ (346)

     (Increase) in Investment                                                   -              (750)                  (750)
                                                                     -------------      ------------      -----------------

Net Cash Provided by Operating Activities                                    (161)             (935)                (1,096)

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                               -             1,500                  1,500
                                                                     -------------      ------------      -----------------

Net Cash Provided by Financing Activities                                       -             1,500                  1,500

Net Increase in Cash & Cash Equivalent                                       (161)              565                    404

Beginning Cash & Cash Equivalent                                              565                 -                      -
                                                                     -------------      ------------      -----------------
                                                                                                          -----------------

Ending Cash & Cash Equivalent                                               $ 404             $ 565                  $ 404
                                                                     =============      ============      =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
     Interest                                                                   -                 -                      -
     Income Taxes                                                               -                 -                      -


                                   ZEE, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 1999


Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

     The Company was incorporated on September 2, 1997, in the state of Wyoming. The Company is in the development stages and was organized for the purpose of raising capital. The Company's fiscal year end is December 31.

Basis of Presentation:

The Company is primarily engaged in capital raising. The authorized capital stock of the corporation is 50,000,000 shares of common stock $.001 par value.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Revenue Recognition:

Revenue is recognized when earned and expenses are recognized when they occur.

Use of Estimates:

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

Net loss per share is base don the weighted average number of common shares and common shares equivalents outstanding during the period.