Form 10QSB
period 2000-02-29
CALLMATE TELECOM INTERNATIONAL INC/WY
filed 2000-04-20
CIK 1096857

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - February 29, 2000

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

                       Commission File Number: 000-27773
                                               ---------

                      CALLMATE TELECOM INTERNATIONAL, INC.
                      ------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Florida                                    59-313-4518
          -------                                    -----------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

               1 Wilton Street, Bradford, BD5 OAX, United Kingdom
               --------------------------------------------------
                    (Address of principal executive offices)

                              011 44 1274 301 500
                              -------------------
                          (Issuer's telephone number)

                                   ZEE, INC.
                                   ---------
              (Former name, former address and former fiscal year
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                                              ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ______ No ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 17, 2000: 14,200,000 ordinary shares, $ .001 par value.

Transitional Small Business Disclosure Format  (check one)  Yes ____  No   X
                                                                          --

                                  FORM 10-QSB

CALLMATE TELECOM INTERNATIONAL, INC.

TABLE OF CONTENTS
                                                                      PAGE

PART I.   Financial Information

  Item 1. Financial Statements

 Consolidated Balance Sheet as of February 29, 2000 (Unaudited)......  2
 Consolidated Statements of Operations for the Three and Six Months
     Ended February 29, 2000 and February 28, 1999 (Unaudited).......  3
 Consolidated Statement of Changes in Stockholders' Deficit for
     the Six Months Ended February 29, 2000 (Unaudited)..............  4
 Consolidated Statement of Cash Flows for the Six Months Ended
     February 29, 2000 and February 28, 1999 (Unaudited).............  5
 Notes to Consolidated Financial Statements..........................  6

 Item 2  Management's Discussion and Analysis
 or Plan of Operation................................................  7

PART II.  Other Information.......................................... 12

  Item 1. Legal Proceedings.

  Item 6. Exhibits and Reports on Form 8-K

Signatures........................................................... 13

PART I

Item 1. Financial Statements




                      Callmate Telecom International, Inc.

                       Consolidated Financial Statements

                       Six Months Ended February 29, 2000
                       and February 28, 1999 (Unaudited)

                      Callmate Telecom International, Inc.

                           Consolidated Balance Sheet

                               February 29, 2000
                                  (Unaudited)

Assets
Current assets:
  Cash and cash equivalents                                $ 1,468,405
  Cash held in trust accounts                                2,486,743
  Restricted cash and cash equivalents                         157,800
  Accounts receivable, trade                                   590,752
  Accounts receivable, related parties                           9,694
  Prepaid expenses and other current assets                    961,569
                                                           -----------
Total current assets                                         5,674,963

Property and equipment, net of accumulated depreciation      1,497,163

Other assets                                                   511,855
                                                           -----------

                                                           $ 7,683,981
                                                           ===========

Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                         $ 5,304,082
  Accounts payable, related party                              396,004
  Advances from stockholders                                 2,150,610
  Accrued expenses                                              28,947
  Deferred revenue                                             505,076
                                                           -----------
Total current liabilities                                    8,384,719
                                                           -----------

Minority interest in consolidated subsidiary                   (97,137)
                                                           -----------

Stockholders' deficit:
  Common stock; $.001 par value; 50,000,000
    shares authorized; 14,200,000 shares issued and
    outstanding                                                 14,200
  Additional paid-in capital                                   846,800
  Accumulated deficit                                       (1,488,084)
  Accumulated other comprehensive income                        23,483
                                                           -----------
Total stockholders' deficit                                   (603,601)
                                                           -----------

                                                           $ 7,683,981
                                                           ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      Callmate Telecom International, Inc.

                     Consolidated Statements of Operations




                                                 Three Months Ended                  Six Months Ended
                                                 ------------------                  ----------------
                                             February 29,        February 28,  February 29,   February 28
                                          ---------------------------------------------------------------
                                               2000                 1999           2000           1999
                                          ---------------------------------------------------------------
                                              (Unaudited)       (Unaudited)     (Unaudited)    (Unaudited)

Revenues                                      $ 4,032,982        $3,931,227      $6,534,992     $8,355,333
Cost of revenues                                3,850,344         3,215,271       5,527,643      6,835,518
                                              -----------       -----------     -----------    -----------
                                                  182,638           715,956       1,007,349      1,519,815

Selling, general and administrative
 expense                                          617,097           784,471       1,311,606      1,281,726
                                              -----------       -----------     -----------    -----------

Loss from operations                             (434,459)          (68,515)       (304,257)       238,089
                                              -----------       -----------     -----------    -----------

Other income:
 Other                                              5,942                            23,167
                                              -----------       -----------     -----------    -----------

Minority interest in loss of
 consolidated subsidiary                           25,573                            30,997
                                              -----------       -----------     -----------    -----------

Loss before taxes                                (402,944)          (68,515)       (250,093)       238,089
                                              -----------       -----------     -----------    -----------
Income taxes

Net loss                                      $  (402,944)          (68,515)    $  (250,093)       238,089
                                              ===========       ===========     ===========    ===========

Basic and diluted earnings (loss)
 per share                                          $(.03)            $(.01)          $(.02)         $(.02)
                                              ===========       ===========     ===========    ===========

Weighted average number of
 common shares used in basic
 and diluted earnings (loss) per
 share computation                             14,200,000        12,558,025      14,200,000     11,907,305
                                              ===========       ===========     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      Callmate Telecom International, Inc.

          Consolidated Statements of Changes in Stockholders' Deficit

                 Six Months Ended February 29, 2000 (Unaudited)


                                                                                            Accumulated
                                                            Additional                         Other
                                   Common Stock              Paid-In        Accumulated     Comprehensive
                               Shares         Amount         Capital          Deficit          Income
                               ------         ------         -------          -------          ------


Balance, August 31, 1999      14,200,000     $ 14,200       $ 846,800      $ (1,237,991)       $29,384


Foreign currency
  translation adjustment
  (unaudited)                                                                                   (5,901)


Net loss for the period
(unaudited)                                                                    (250,093)
                                                                               ---------

Balance, February 29,
2000 (unaudited)              14,200,000     $ 14,200       $ 846,800      $ (1,488,084)      $ 23,483
                              ==========     ========       =========      =============      ========



The accompanying notes are an integral part of the consolidated financial statements.

                      Callmate Telecom International, Inc.

                     Consolidated Statements of Cash Flows

                                                                  Six Months Ended
                                                            ----------------------------
                                                            February 29,   February 28,
                                                            -------------  -------------
                                                                2000           1999
                                                              ----------   ------------
                                                            (Unaudited)    (Unaudited)
Operating activities
  Net loss                                                    $ (250,093)  $    238,089
                                                              ----------   ------------
  Adjustments to reconcile net (loss) income to net cash
    used by operating activities:
      Depreciation                                               137,288         47,759
      Minority interest in net loss of subsidiary                (30,997)
      Foreign currency translation adjustment                     (5,901)        15,591
      Increase in:
        Accounts receivable                                      343,942     (1,476,835)
        Other receivables, related parties                        54,358         38,420
        Other assets                                             (89,460)      (267,255)
      Increase (decrease) in:
        Accounts payable                                        (583,380)     2,813,344
        Accounts payable, related parties                        396,004        (23,706)
        Accrued expenses                                         (45,483)      (191,905)
        Deferred income                                         (250,198)      (336,438)
                                                              ----------     ----------
  Total adjustments                                              (73,827)       618,975
                                                              ----------     ----------
  Net cash (used) provided by operating activities              (323,920)       857,064
                                                              ----------     ----------

Investing activities
  Change in restricted cash                                        3,066          3,220
  Deposit on stock purchase and exchange agreement              (500,000)
  Minority interest in equity of consolidated subsidiary         (11,580)
  Acquisition of property and equipment                         (357,171)      (396,283)
                                                              ----------     ----------
  Net cash used by investing activities                         (865,685)       393,063
                                                              ----------     ----------

Financing activities
  Proceeds from stockholder advances                             493,018
                                                              ----------     ----------

Net (decrease) increase in cash                                 (696,587)       464,001

Cash, beginning of period                                      2,164,992      1,013,506
                                                              ----------     ----------

Cash, end of period                                           $1,468,405   $  1,447,507
                                                              ==========   ============

The accompanying notes are an integral part of the consolidated financial statements.

Supplemental disclosure of non-cash financing activities:

        In November 1998, the company issued 1,500,000 shares of common stock valued at $150,000 for offering costs in connection with a private placement offering.

                      Callmate Telecom International, Inc.

                   Notes to Consolidated Financial Statements

      Six Months Ended February 29, 2000 and February 28, 1999 (Unaudited)



1.  Financial Statements

     In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended February 29, 2000 and February 28, 1999, (b) the financial position at February 29, 2000, and (c) cash flows for the six-month periods ended February 29, 2000 and February 28, 1999, have been made.

     The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended August 31, 1999. The results of operations for the three- and six-month periods ended February 29, 2000 and February 28, 1999 are not necessarily indicative of those to be expected for the entire year.

2.  Contingencies

     The Company is currently the plaintiff in a lawsuit filed against a former employee. The lawsuit, entitled Callmate Telecom International, Inc. vs. Selwyn Wilson, filed by the Company with the County Court Circular, alleges that the former employee embezzled an unspecified amount from the Company in March through May 1999. The trial date is scheduled for May 22, 2000. The outcome of the lawsuit is uncertain.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion contains forward-looking statements and projections. Because these forward-looking statements and projections are based on a number of assumptions and are subject to significant uncertainties and contingencies, many of which are beyond the Callmate's control, there is no assurance that they will be realized, and actual results may vary significantly from those shown.

Callmate Telecom International, Inc. cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2000 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Callmate Telecom International, Inc.

INCOME STATEMENT DATA


                          Three Months Ended              Six Months Ended
                      ---------------------------    ---------------------------
                      February 29,   February 28,    February 29,   February 28,
                         2000           1999            2000           1999
                      ---------------------------    ---------------------------
Total revenue         $ 4,032,982    $ 3,391,227     $ 6,534,992    $ 8,355,333
                      ===========================    ===========================
Net (loss) income     $  (402,944)   $   (68,515)    $  (250,093)   $   238,089
                      ===========================    ===========================
(Loss) earnings per
 common share -
 basic and diluted          $(.03)         $(.01)          $(.02)          $.02
                      ===========================    ===========================
Shares used in per
 share computation     14,200,000     12,558,025      14,200,000     11,907,305
                      ===========================    ===========================

BALANCE SHEET DATA

                                                                February 29,
                                                                   2000
                                                                ------------
Total assets                                                     $ 7,953,859
                                                                ============
Working capital                                                  $(2,709,756)
                                                                ============
Long-term debt                                                   $         0
                                                                ============
Stockholders' deficit                                            $  (603,601)
                                                                ============

RESULTS OF OPERATIONS

Revenues
--------

Revenues for the three-month period ended February 29, 2000 totaled $4,032,982, an increase of three percent from the $3,931,227 of revenues for the comparable period in 1999. This increase is attributable to a reduced pricing policy on airtime sold.

Revenues for the six-month period ended February 29, 2000 totaled $6,534,992, a 22 percent decrease over the $8,355,333 of revenues for the comparable period in 1999. Much of this decrease is attributable to a wider variety of products for sale in the comparable period. These included home use, cards, and wholesale. Currently, the majority of sales are home use.








Cost of Sales
-------------

For the three months ended February 29, 2000, the cost of sales increased to $3,850,344 from the $3,215,271 of costs for the three months ended February 28, 1999. This increase is mainly due to the reduced pricing policy over the three-month period, which resulted in increased revenues at a lower margin.

Gross profit margin decreased 13 percent for the three months ended February 29, 2000 to a gross profit margin of five percent from an overall gross profit margin of 18 percent for the three months ended February 28, 1999. This is principally attributable to the pricing policy for the three months to February 2000. The low margin policy reduced home account margins in the period. In conjunction with this effect in the previous period, cards and wholesale products were a greater proportion of the sales mix. Both cards and wholesale products operate at a higher margin.

For the six months ended February 29, 2000, the costs of sales decreased to $5,527,643 from the $6,835,518 of costs for the six months ended February 28, 1999. This decrease is mainly due to the reduction in the volume of certain sale products offered. Sales have been geared toward home accounts in the period and the availability of cards and wholesale products has been restricted. This policy has reduced the related costs of sales since sales have reduced.

Operating Expense
-----------------

Operating expenses for the three months ended February 29, 2000 were $617,097 as compared to $784,741 for the similar period last year. This 21 percent reduction of operating expenses is principally attributable to advertising and printing expenses in excess of $150,000 incurred in the comparable prior period when the Company undertook a large advertising campaign.

Operating expenses for the six months ended February 29, 2000 were $1,311,606, or 20 percent of net sales. For the comparable period in 1999, operating costs amounted to $1,281,726, or 15 percent of net sales. The five percent increase is due to the advertising campaign undertaken during the period.

Income Taxes
------------

Due to the Company's history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Income
----------

Net loss for the three months ended February 29, 2000 amounted to $402,944 as compared to a net loss of $68,515 for the three months ended February 28, 1999. This increase in the net loss is principally attributable to the reduced pricing policy in respect to airtime charges on home accounts during the period, which resulted in a lower margin.

Net loss for the six months ended February 29, 2000 amounted to $250,093, as compared to net income of $238,089 for the comparable period in 1999. The decrease in income is primarily a result of a reduction in turnover to concentrate on the home account sales and a low margin pricing policy in the six months to February 29, 2000.

Earnings Per Share
------------------

For the three months ended February 29, 2000, basic and diluted loss per share amounted to $(.03). For the comparable period in 1999, basic and diluted loss per share amounted to $(.01). The increase in loss per share is due principally to the increase in net loss of $334,429.

For the six months ended February 29, 2000, basic and diluted loss per share amounted to $(.02). For the comparable period in 1999, basic and diluted earnings per share amounted to $.02. This turnaround is due to the decrease in income to a loss of $250,093 for the six months ended February 29, 2000 from income of $238,089 for the six months ended February 28, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
--------------------

For the six months ended February 29, 2000, net cash used by operating activities amounted to approximately $323,920, a decrease from the net cash provided by operating activities of $857,064 for the comparable period in 1999. The increase in cash used is primarily a result of a reduction in margins and turnover in comparison to the comparable period.

Investment Activities
---------------------

The Company's investment activities include equipment purchases, deposits for stock purchases, and net changes in restricted cash.

Net cash used by investing activities for the six months ended February 29, 2000 was approximately $865,685, as compared to net cash used by investing activities of approximately $393,063 for the comparable period in 1999. The increase in cash expended for investing activities is due primarily to a deposit of $500,000 for an exchange and stock purchase agreement in October 1999.

Financing Activities
--------------------

The Company's financing activities include proceeds from stockholder advances.

Net cash of $493,018 was provided by financing activities for the six months ended February 29, 2000, as compared to no net cash provided by financing activities for the six months ended February 28, 1999. The increase in cash provided by financing activities results from proceeds received from stockholder advances.

CAPITAL RESOURCES

At February 29, 2000, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

The Company believes that its current operations and cash balances will be sufficient to satisfy its currently anticipated cash requirements for the next 12 months. However, additional capital could be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering, secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.

PART II.  OTHER INFORMATION

Item 2.  Legal Proceedings.

         The Company is currently the plaintiff in a lawsuit filed against a former employee. The lawsuit, entitled Callmate Telecom International, Inc. vs. Selwyn Wilson, filed by the Company with the County Court Circular, alleges that the former employee embezzled an unspecified amount from the Company in March through June 1999. The trial date is scheduled for May 22, 2000. The outcome of the lawsuit is uncertain.

Item 6.  Exhibits and Reports on Form 8-K

           A.  Exhibits

               Exhibit    Description
               -------    -----------

               27         Financial Data Schedule

           B.  Reports on Form 8-K

               1. March 31, 2000, Current Report of Registrant reporting a change in control. No financial statements were filed as part of this report.

               2. April 5, 2000, Current Report of Registrant reporting parent/subsidiary merger of Zee, Inc. with and into Callmate Telecom International, Inc. Audited financial statements of Callmate for the fiscal years ended August 31, 1998 and 1999 and the unaudited interim period ended November 1999 were filed as part of this report. In addition, pro forma financial statements reflecting the combined financial statements of Callmate and Zee, Inc. at November 1999 were also filed as part of this report.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CALLMATE TELECOM INTERNATIONAL. INC.


                                      By:   /s/ Mahmoud Hashmi
                                            ------------------
                                            Mahmoud Hashmi
                                            Chief Executive Officer