Form 10QSB
period 2000-05-31
CALLMATE TELECOM INTERNATIONAL INC/WY
filed 2000-07-24
CIK 1096857

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended - May 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

                       Commission File Number: 000-27773
                                               ---------

                     CALLMATE TELECOM INTERNATIONAL, INC.
                     ------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Florida                                        59-313-4518
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

              1 Wilton Street, Bradford, BD5 OAX, United Kingdom
              --------------------------------------------------
                   (Address of principalc executive offices)

                              011 44 1274 301 500
                              -------------------
                          (Issuer's telephone number)

                                   ZEE, INC.
                                   ---------
              (Former name, former address and former fiscal year
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No ____
                                                               ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 24, 2000: 14,200,000 ordinary shares, $ .001 par value.

Transitional Small Business Disclosure Format  (check one)  Yes ____  No  X
                                                                         ---

                       Consolidated Financial Statements


                     CALLMATE TELECOM INTERNATIONAL, INC.

              Nine Months Ended May 31, 2000 and 1999 (Unaudited)

                                  FORM 10-QSB

                     CALLMATE TELECOM INTERNATIONAL, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.   Financial Information

  Item 1. Consolidated Financial Statements:

     Consolidated Balance Sheet...........................................     1
     Consolidated Statements of Operations................................     2
     Consolidated Statement of Changes in Stockholders' Deficit...........     3
     Consolidated Statements of Cash Flows................................     4
     Notes to Consolidated Financial Statements...........................   5-6

 Item 2   Management's Discussion and Analysis or Plan of Operation.......  7-12


PART II.  Other Information

  Item 1. Legal Proceedings...............................................    13

  Item 6. Exhibits and Reports on Form 8-K


Signatures................................................................    14

                     Callmate Telecom International, Inc.

                          Consolidated Balance Sheet

                           May 31, 2000 (Unaudited)


Assets
Current assets:
  Cash and cash equivalents                                         $ 1,988,804
  Cash held in trust accounts                                           944,743
  Restricted cash and cash equivalents                                  149,680
  Accounts receivable, trade                                            637,447
  Prepaid expenses and other current assets                             872,170
                                                                    -----------
Total current assets                                                  4,592,844
                                                                    -----------

Property and equipment, net of accumulated depreciation               1,408,123
                                                                    -----------

Other assets:
  Investments                                                           195,000
  Other                                                                 350,733
                                                                    -----------
Total other assets                                                      545,733
                                                                    -----------

                                                                    $ 6,546,700
                                                                    ===========


Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                                  $ 5,537,746
  Accounts payable, related party                                       367,478
  Advances from stockholders                                            803,610
  Accrued expenses                                                      418,732
  Deferred revenue                                                      535,002
                                                                    -----------
Total current liabilities                                             7,662,568
                                                                    -----------

Stockholders' deficit:
  Common stock; $.001 par value; 50,000,000
    shares authorized; 14,200,000 shares issued and
    outstanding                                                          14,200
  Additional paid-in capital                                            846,800
      Accumulated deficit                                            (2,139,210)
  Accumulated other comprehensive income                                162,342
                                                                    -----------
Total stockholders' deficit                                          (1,115,868)
                                                                    -----------

                                                                    $ 6,546,700
                                                                    ===========

The accompanying notes are an integral part of the consolidated financial statements

                     Callmate Telecom International, Inc.

                     Consolidated Statements of Operations

                                                 Three Months Ended           Nine Months Ended
                                              -------------------------   -------------------------
                                                May 31,       May 31,       May 31,       May 31,
                                                 2000          1999          2000          1999
                                              -----------------------------------------------------
                                              (Unaudited)   (Unaudited)   (Unaudited)    Unaudited)
Revenues                                      $ 5,245,830   $ 8,236,387   $11,780,822   $16,591,720

Cost of revenues                                5,081,736     7,924,001    10,609,379    14,759,519
                                              -----------------------------------------------------
                                                  164,094       312,386     1,171,443     1,832,201

Selling, general and administrative
 expense                                          729,077       532,650     2,040,683     1,814,376
                                              -----------------------------------------------------

(Loss) income from operations                    (564,983)     (220,264)     (869,240)       17,825

Other income                                          990                      24,157
                                              -----------------------------------------------------

Net (loss) income                             $  (563,993)  $  (220,264)  $  (845,083)  $    17,825
                                              =====================================================

Basic and diluted (loss) earnings
 per share                                    $      (.04)  $      (.02)  $      (.06)  $       .00
                                              =====================================================

Weighted average number of
 common shares used in basic
 and diluted (loss) earnings per
 share computation                             14,200,000    13,740,043    14,200,000    12,524,931
                                              =====================================================

The accompanying notes are an integral part of the consolidated financial statements

                     Callmate Telecom International, Inc.

          Consolidated Statements of Changes in Stockholders' Deficit

                  Nine Months Ended May 31, 2000 (Unaudited)


                                                                                  Accumulated
                                                       Additional                    Other
                                    Common Stock        Paid-In    Accumulated   Comprehensive
                                ---------------------
                                   Shares     Amount     Capital     Deficit        Income
                                --------------------------------------------------------------
Balance, August 31, 1999          14,200,000  $14,200   $ 846,800  ($1,294,127)     $ 30,960
Foreign currency translation
  adjustment (unaudited)                                                             131,382

Net loss for the period
  (unaudited)                                            (845,083)
                                --------------------------------------------------------------

Balance, May 31, 2000
  (unaudited)                     14,200,000  $14,200   $ 846,800  ($2,139,210)     $162,342
                                ==============================================================



The accompanying notes are an integral part of the consolidated financial statements

                     Callmate Telecom International, Inc.

                     Consolidated Statements of Cash Flows

                                                            Nine Months Ended
                                                        -------------------------
                                                          May 31,       May 31,
                                                           2000          1999
                                                        -------------------------
                                                        (Unaudited)   (Unaudited)
Operating activities
  Net (loss) income                                     $  (845,083)  $    17,825
                                                        -------------------------
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
      Depreciation                                          204,350       160,815
      Foreign currency translation adjustment               131,382        23,266
      (Increase) decrease in:
        Cash held in trust                                  938,143    (1,095,225)
        Accounts receivable                                 297,247        39,140
        Other receivables, related parties                   64,052      (654,797)
        Other assets                                        161,061       105,298
      Increase (decrease) in:
        Accounts payable                                   (349,716)    2,799,628
        Accounts payable, related party                     367,478       (23,706)
        Accrued expenses                                    344,302        32,540
        Deferred income                                    (220,272)     (375,277)
                                                        -------------------------
  Total adjustments                                       1,938,027     1,011,682
                                                        -------------------------
  Net cash provided by operating activities               1,092,944     1,029,507
                                                        -------------------------

Investing activities
  Changes in restricted cash                                 11,186         3,290
  Deposit on stock purchase and exchange agreement         (500,000)
  Acquisition of property and equipment                    (335,193)     (749,824)
  Purchase of investments                                  (195,000)
                                                        -------------------------
  Net cash used by investing activities                  (1,019,007)     (746,534)
                                                        -------------------------

Financing activities
  Proceeds from stockholder advances                      1,249,875       249,985
  Repayments on stockholder advances                     (1,500,000)
  Proceeds from issuance of stock                                         850,000
                                                        -------------------------
  Net cash (used) provided by financing activities         (250,125)    1,099,985
                                                        -------------------------

Net (decrease) increase in cash and cash equivalents       (176,188)    1,382,958

Cash and cash equivalents, beginning of period            2,164,992     1,013,506
                                                        -------------------------

Cash and cash equivalents, end of period                $ 1,988,804   $ 2,396,464
                                                        =========================

Supplemental disclosure of noncash financing activities:

  In November 1998, the Company issued 1,500,000 shares of common stock valued at $150,000 for offering costs in connection with a private placement offering.

The accompanying notes are an integral part of the consolidated financial statements

                     Callmate Telecom International, Inc.

                  Notes to Consolidated Financial Statements

              Nine Months Ended May 31, 2000 and 1999 (Unaudited)


1.   Financial Statements

     In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended May 31, 2000 and 1999,
(b) the financial position at May 31, 2000, and (c) cash flows for the nine-month periods ended May 31, 2000 and 1999, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended August 31, 1999. The results of operations for the three- and nine-month periods ended May 31, 2000 are not necessarily indicative of those to be expected for the entire year.


2.   Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained substantial losses for the nine months ended May 31, 2000 and the year ended August 31, 1999. In addition, the Company has negative working capital of approximately $3,070,000 at May 31, 2000 and its liabilities exceed its assets by approximately $1,116,000 at May 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management of the Company is currently seeking additional revenue sources and expanding their customer base to mitigate the above factors.


3.   Acquisition of Investments

During the three-month period ended May 31, 2000, the Company purchased a 25 percent investment in Infonet Financials. The Company also acquired a 50 percent investment in Telenet Communications Limited. These investments are being accounted for under the equity method of accounting.

                     Callmate Telecom International, Inc.

                  Notes to Consolidated Financial Statements

              Nine Months Ended May 31, 2000 and 1999 (Unaudited)

4.   Contingencies

The Company is currently the plaintiff in a lawsuit filed against a former employee. The lawsuit, entitled Callmate Telecom International, Inc. vs. Selwyn Wilson, filed by the Company with the County Court Circular, alleges that the former employee embezzled an unspecified amount from the Company in March through June 1999. The original trial date was scheduled for May 22, 2000, but has been postponed to an unspecified date. The outcome of the lawsuit still remains uncertain.

5.   Subsequent Event

On October 30, 1999, the Company entered into an exchange and stock purchase agreement with American Multicredit, Inc. (AMC), a Florida corporation, and Diaspora Finance Limited (Diaspora), a Nevis, West Indies corporation. The terms of the agreement called for the Company to purchase two shares of common stock of AMC at a cost of $250,000 per share. In addition, the Company was required to issue 3,500,000 shares of Class B common stock to the stockholders of AMC and Diaspora in exchange for 500 and 501 shares of common stock of AMC and Diaspora, respectively. As a result of the purchase and exchange, the Company would own a 50.1 percent interest in both AMC and Diaspora. The $500,000 paid by the Company to AMC as of May 31, 2000 has been reflected as a deposit and has been included in prepaid expenses and other current assets in the accompanying May 31, 2000 consolidated balance sheet.

Subsequent to May 31, 2000, the agreement with AMC and Diaspora was cancelled and the Company received the full $500,000 back from AMC.

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

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL, INCLUDING, WITHOUT LIMITATION, THE RISKS DESCRIBED UNDER THE CAPTION "BUSINESS." SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

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

INCOME STATEMENT DATA

                                   Three Months Ended           Nine Months Ended
                                -------------------------   -------------------------
                                  May 31,       May 31,       May 31,       May 31,
                                   2000          1999          2000          1999
                                -----------------------------------------------------
    Total revenue               $ 5,245,830   $ 8,236,387   $11,780,822   $16,591,720
                                =====================================================
    Net (loss) income           $  (563,993)  $  (220,264)  $  (845,083)  $    17,825
                                =====================================================
    Loss per common share
      - basic and diluted       $      (.04)  $      (.02)  $      (.06)  $       .00
                                =====================================================
    Shares used in per share
      computation                14,200,000    13,740,043    14,200,000    12,524,931
                                =====================================================

BALANCE SHEET DATA

                                May 31,
                                2000
                             -----------
    Total assets             $ 6,546,700
                             ===========
    Working capital          $(3,069,724)
                             ===========
    Long-term debt           $         0
                             ===========
    Stockholders' deficit    $(1,115,868)
                             ===========

                             RESULTS OF OPERATIONS

                                   REVENUES


Revenues for the three-month period ended May 31, 2000 totaled $5,245,830, a decrease of 36 percent from the $8,236,387 of revenues for the comparable period in 1999. This decrease is attributable to the expansion into the European telephone card market that occurred during the three-month period ended May 31, 1999 was not repeated during the three-month period ended May 31, 2000.

Revenues for the nine-month period ended May 31, 2000 totaled $11,780,822, a 29 percent decrease over the $16,591,720 of revenues for the comparable period in 1999. Much of this decrease is attributable to the expansion into the European telephone card market that occurred during the three-month period ended May 31, 1999 was not repeated during the current period, which significantly influenced revenues for the current nine-month period.

                               COST OF REVENUES


For the three months ended May 31, 2000, the cost of revenues decreased to $5,081,736 from the $7,924,001 of costs for the three months ended May 31, 1999. This decrease is mainly due to the expansion into the European market that only occurred during the three-month period ended May 31, 1999.

Gross profit margin decreased one percent for the three months ended May 31, 2000 to a gross profit margin of three percent from an overall gross profit margin of four percent for the three months ended May 31, 1999. This is principally attributable to increasing competition in the telecommunications market, which has squeezed margins over the past year.

For the nine months ended May 31, 2000, the cost of revenues decreased to $10,609,379 from the $14,759,519 of costs for the nine months ended May 31, 1999. This decrease is mainly due to the brief expansion into the European telephone card market that occurred during the three-month period ended May 31, 1999, as noted above.


                 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


Selling, general and administrative expenses for the three months ended May 31, 2000 were $729,077 as compared to $532,650 for the similar period last year. This 37 percent increase of selling, general and administrative expenses is principally attributable to an increase in rents paid during the three-month period ended May 31, 2000 that were not payable in the previous period, as well as increased administration costs due to the expansion of the company into Pakistan.

Selling, general and administrative expenses for the nine months ended May 31, 2000 were $2,040,683, or 17 percent of net revenues. For the comparable period in 1999, selling, general and administrative expenses amounted to $1,814,376, or 11 percent of net revenues. The six percent increase is due to a reduction in revenues during the three-month period ended May 31, 2000, in comparison to the prior period, without a comparable reduction in overhead costs. Overhead costs have increased despite the reduced revenues due to the company's expansion into Pakistan.

                                 INCOME TAXES


Due to the Company's history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.


                                  NET INCOME


Net loss for the three months ended May 31, 2000 amounted to $563,993 as compared to a net loss of $220,264 for the three months ended May 31, 1999.
This increase in net loss is principally attributable to a reduction in revenues due to the company no longer operating in the European telecommunications card market, and the card market in general. This significantly reduced revenues during the current period.

Net loss for the nine months ended May 31, 2000 amounted to $845,083 as compared to net income of $17,825 for the comparable period in 1999. The decrease in income is primarily the result of a reduction in revenues for the nine-month period ended May 31, 2000, largely due to the expansion into the European card market during the three-month period ended May 31, 1999, which was not repeated. In addition, there has been a reduction in gross profit margins in the market over the last year due to increased competition.


                              EARNINGS PER SHARE


For the three months ended May 31, 2000, basic and diluted loss per share amounted to $.04. For the comparable period in 1999, basic and diluted loss per share amounted to $.02. The increase in loss per share is due principally to the increase in net loss of $343,729.

For the nine months ended May 31, 2000, basic and diluted loss per share amounted to $.06. For the comparable period in 1999, basic and diluted earnings per share amounted to $.00. This decrease is due to the decrease in income to a loss of $845,083 for the nine months ended May 31, 2000 from income of $17,825 for the nine months ended May 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

                             OPERATING ACTIVITIES


For the nine months ended May 31, 2000, net cash provided by operating activities amounted to approximately $1,092,944, an increase from the net cash provided by operating activities of $1,029,507 for the comparable period in 1999. The increase in cash provided is primarily the result of a reduction in accounts receivable over the current period as card sales have been reduced to a smaller percentage of revenues.

                             INVESTMENT ACTIVITIES


The Company's investment activities include equipment purchases, deposits for stock purchases, investments, and net changes in restricted cash.

Net cash used by investing activities for the nine months ended May 31, 2000 was approximately $1,019,007 as compared to net cash used by investing activities of approximately $746,534 for the comparable period in 1999. The increase in cash expended for investing activities is due primarily to a deposit of $500,000 for an exchange and stock purchase agreement in October 1999, which has been refunded subsequent to May 31, 2000.


                             FINANCING ACTIVITIES


The Company's financing activities include proceeds from stockholder advances.

Net cash of $250,125 was used by financing activities for the nine months ended May 31, 2000 as compared to net cash provided of $1,099,985 by financing activities for the nine months ended May 31, 1999. The decrease in cash provided by financing activities results from repayments on stockholder advances in the current period.

CAPITAL RESOURCES

At May 31, 2000, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

The Company believes that its current operations and cash balances, combined with management seeking additional revenue sources and expanding their customer base, will be sufficient to satisfy its currently anticipated cash requirements for the next 12 months; however, no assurances can be given. Additional capital could be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering, secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.

PART II.  OTHER INFORMATION

Item 2.  Legal Proceedings.

The Company is currently the plaintiff in a lawsuit filed against a former employee. The lawsuit, entitled Callmate Telecom International, Inc. vs. Selwyn Wilson, filed by the Company with the County Court Circular, alleges that the former employee embezzled an unspecified amount from the company March 1999 through June 1999. The original trial date was scheduled for May 22, 2000 but has been postponed to an unspecified date. The outcome of the lawsuit still remains uncertain.


Item 6.   Exhibits and Reports on Form 8-K

               A.   Exhibits

                    Exhibit    Description
                    -------    -----------

                      27       Financial Data Schedule

               B.      Reports on Form 8-K

                       None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CALLMATE TELECOM INTERNATIONAL. INC.


                                   By:   /s/ Mahmoud Hashmi
                                       ---------------------------------------
                                        Mahmoud Hashmi
                                        Chief Executive Officer