Form 10QSB/A
period 2000-02-29
CALLMATE TELECOM INTERNATIONAL INC/WY
filed 2000-10-12
CIK 1096857

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A

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

Item 1. Financial Statements




                      Callmate Telecom International, Inc.

                       Consolidated Financial Statements

                       Six Months Ended February 29, 2000
                       and February 28, 1999 (Unaudited)

                     Callmate Telecom International, Inc.

                           Consolidated Balance Sheet

                               February 29, 2000
                                  (Unaudited)

Assets
Current assets:
  Cash and cash equivalents                                $ 1,468,405
  Cash held in trust accounts                                  944,743
  Restricted cash and cash equivalents                         157,800
  Accounts receivable, trade                                   590,752
  Accounts receivable, related parties                           9,694
  Prepaid expenses and other current assets                    961,569
                                                           -----------
Total current assets                                         4,132,963

Property and equipment, net of accumulated depreciation      1,497,163
                                                           -----------

Other assets
  Investments                                                  195,000
  Other                                                        511,855
                                                           -----------
Total Other Assets                                             706,855
                                                           -----------

                                                           $ 6,336,981
                                                           ===========

Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                         $ 5,304,082
  Accounts payable, related party                              396,004
  Advances from stockholders                                   803,610
  Accrued expenses                                              29,077
  Deferred revenue                                             505,076
                                                           -----------
Total current liabilities                                    7,037,849
                                                           -----------

Stockholders' deficit:
  Common stock; $.001 par value; 50,000,000
    shares authorized; 14,200,000 shares issued and
    outstanding                                                 14,200
  Additional paid-in capital                                   846,800
  Accumulated deficit                                       (1,575,217)
  Accumulated other comprehensive income                        13,349
                                                           -----------
Total stockholders' deficit                                   (700,868)
                                                           -----------

                                                           $ 6,336,981
                                                           ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      Callmate Telecom International, Inc.

                     Consolidated Statements of Operations




                                                 Three Months Ended                  Six Months Ended
                                                 ------------------                  ----------------
                                             February 29,        February 28,  February 29,   February 28
                                          ---------------------------------------------------------------
                                               2000                 1999           2000           1999
                                          ---------------------------------------------------------------
                                              (Unaudited)       (Unaudited)     (Unaudited)    (Unaudited)

Revenues                                      $ 4,032,982        $3,931,227      $6,534,992     $8,355,333
Cost of revenues                                3,850,344         3,215,271       5,527,643      6,835,518
                                              -----------       -----------     -----------    -----------
                                                  182,638           715,956       1,007,349      1,519,815

Selling, general and administrative
 expense                                          617,097           784,471       1,311,606      1,281,726
                                              -----------       -----------     -----------    -----------

Loss from operations                             (434,459)          (68,515)       (304,257)       238,089
                                              -----------       -----------     -----------    -----------

Other income:
 Other                                              5,941                            23,167
                                              -----------       -----------     -----------    -----------

Net (loss) income                             $  (428,518)       $  (68,515)     $ (281,091)    $  238,089
                                              ===========       ===========     ===========    ===========

Basic and diluted earnings (loss)
 per share                                          $(.03)            $(.01)          $(.02)         $ .02
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

                      Callmate Telecom International, Inc.

          Consolidated Statements of Changes in Stockholders' Deficit

                 Six Months Ended February 29, 2000 (Unaudited)


                                                                                            Accumulated
                                                            Additional                         Other
                                   Common Stock              Paid-In        Accumulated     Comprehensive
                               Shares         Amount         Capital          Deficit          Income
                               ------         ------         -------          -------          ------


Balance, August 31, 1999      14,200,000     $ 14,200       $ 846,800      $ (1,294,127)       $ 30,960


Foreign currency
  translation adjustment
  (unaudited)                                                                                   (17,611)


Net loss for the period
(unaudited)                                                                    (281,090)
                                                                               ---------

Balance, February 29,
2000 (unaudited)              14,200,000     $ 14,200       $ 846,800      $ (1,575,217)      $ 13,349
                              ==========     ========       =========      =============      ========


The accompanying notes are an integral part of the consolidated financial statements.

                      Callmate Telecom International, Inc.

                     Consolidated Statements of Cash Flows

                                                                  Six Months Ended
                                                            ----------------------------
                                                            February 29,   February 28,
                                                            -------------  -------------
                                                                2000           1999
                                                              ----------   ------------
                                                            (Unaudited)    (Unaudited)
Operating activities
  Net (loss) income                                           $ (281,090)  $    238,089
                                                              ----------   ------------
  Adjustments to reconcile net (loss) income to net cash
    used by operating activities:
      Depreciation                                               137,288         47,759
      Foreign currency translation adjustment                    (17,611)        15,591
      Increase in:
        Cash held in trust                                       938,143
        Accounts receivable                                      343,942     (1,476,835)
        Other receivables, related parties                        54,358         38,420
        Other assets                                             (89,460)      (267,255)
      Increase (decrease) in:
        Accounts payable                                        (583,380)     2,813,344
        Accounts payable, related parties                        396,004        (23,706)
        Accrued expenses                                         (45,353)      (191,905)
        Deferred income                                         (250,198)      (336,438)
                                                              ----------     ----------
  Total adjustments                                              883,733        618,975
                                                              ----------     ----------
  Net cash provided by operating activities                      602,643        857,064
                                                              ----------     ----------

Investing activities
  Change in restricted cash                                        3,066          3,220
  Deposit on stock purchase and exchange agreement              (500,000)
  Purchase of investments                                       (195,000)
  Acquisition of property and equipment                         (357,171)      (396,283)
                                                              ----------     ----------
  Net cash used by investing activities                       (1,049,105)      (393,063)
                                                              ----------     ----------

Financing activities
  Proceeds from stockholder advances                           1,249,875
  Repayments on stockholder advances                          (1,500,000)
                                                              ----------     ----------
  Net cash used by financing activities                         (250,125)
                                                              ----------     ----------

Net (decrease) increase in cash                                 (696,587)       464,001

Cash, beginning of period                                      2,164,992      1,013,506
                                                              ----------     ----------

Cash, end of period                                           $1,468,405   $  1,447,507
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

2.  Correction of Errors

     Certain errors resulting in an overstatement of $1,347,000 of previously reported cash and stockholder advances as of February 29, 2000 were discovered by management of the Company during the current year. The $1,347,000 decrease to cash and stockholder advances are properly reflected in the accompanying consolidated financial statements. In addition, minority interest was stated at $25,573 as of February 29, 2000. A correction to reduce minority interest to zero effectively increased net loss to $428,518 for the period ended February 29, 2000. Investments at February 29, 2000 were understated by $195,000 for a 25 percent investment in Infonet Systems and a 50 percent investment in Telenet Communications Limited. The effect to increase investments and reduce cash is properly reflected. There was no impact to the earnings per share numbers previously reported. Accordingly, the February 29, 2000 consolidated financial statements have been restated to correct the errors.

3.  Contingencies

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

4.  Acquisition of Investments

     During the six-month period ended February 29, 2000, the Company purchased a 25 percent investment in Infonet Financials. The Company also acquired a 50 percent investment in Telenet Communications Limited. These investments are being accounted for under the equity method of accounting.

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

INCOME STATEMENT DATA


                          Three Months Ended              Six Months Ended
                      ---------------------------    ---------------------------
                      February 29,   February 28,    February 29,   February 28,
                         2000           1999            2000           1999
                      ---------------------------    ---------------------------
Total revenue         $ 4,032,982    $ 3,391,227     $ 6,534,992    $ 8,355,333
                      ===========================    ===========================
Net (loss) income     $  (428,518)   $   (68,515)    $  (281,090)   $   238,089
                      ===========================    ===========================
(Loss) earnings per
 common share -
 basic and diluted          $(.03)         $(.01)          $(.02)          $.02
                      ===========================    ===========================
Shares used in per
 share computation     14,200,000     12,558,025      14,200,000     11,907,305
                      ===========================    ===========================

BALANCE SHEET DATA

                                                                February 29,
                                                                   2000
                                                                ------------
Total assets                                                     $ 6,336,981
                                                                ============
Working capital                                                  $(2,904,886)
                                                                ============
Long-term debt                                                   $         0
                                                                ============
Stockholders' deficit                                            $  (700,868)
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

Net Income
----------

Net loss for the three months ended February 29, 2000 is $428,518 as compared to a net loss of $68,515 for the three months ended February 28, 1999. This increase in the net loss is principally attributable to the reduced pricing policy in respect to airtime charges on home accounts during the period, which resulted in a lower margin.

Net loss for the six months ended February 29, 2000 amounted to $281,090, as compared to net income of $238,089 for the comparable period in 1999. The decrease in income is primarily a result of a reduction in turnover to concentrate on the home account sales and a low margin pricing policy in the six months to February 29, 2000.

Earnings Per Share
------------------

For the three months ended February 29, 2000, basic and diluted loss per share amounted to $(.03). For the comparable period in 1999, basic and diluted loss per share amounted to $(.01). The increase in loss per share is due principally to the increase in net loss of $360,003.

For the six months ended February 29, 2000, basic and diluted loss per share amounted to $(.02). For the comparable period in 1999, basic and diluted earnings per share amounted to $.02. This turnaround is due to the decrease in income to a loss of $281,090 for the six months ended February 29, 2000 from income of $238,089 for the six months ended February 28, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
--------------------

For the six months ended February 29, 2000, net cash provided by operating activities amounted to approximately $602,643, a decrease from the net cash provided by operating activities of $857,064 for the comparable period in 1999. The decrease in cash provided is primarily a result of a reduction in margins and turnover in comparison to the comparable period.

Investment Activities
---------------------

The Company's investment activities include equipment purchases, deposits for stock purchases, and net changes in restricted cash.

Net cash used by investing activities for the six months ended February 29, 2000 was approximately $1,649,105 as compared to net cash used by investing activities of approximately $393,063 for the comparable period in 1999. The increase in cash expended for investing activities is due primarily to a deposit of $500,000 for an exchange and stock purchase agreement in October 1999 along with acquisition of investments of $195,000 during the six months ended February 29, 2000.

Financing Activities
--------------------

The Company's financing activities include proceeds from stockholder advances.

Net cash of $250,125 was used by financing activities for the six months ended February 29, 2000, as compared to no net cash provided by financing activities for the six months ended February 28, 1999. The increase in cash used by financing activities results from repayments on stockholder advances.

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