Form 10KSB
period 2000-08-31
CALLMATE TELECOM INTERNATIONAL INC/WY
filed 2000-12-15
CIK 1096857

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                  ----------

(Mark One)

[X]  Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended August 31, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to______________

Commission File No. 000-27773

                      CALLMATE TELECOM INTERNATIONAL, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                            59-313-4518
           -------                            -----------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

               1 Wilton Street, Bradford, BD5 OAX, United Kingdom
               --------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   011 44 1274 301 500
                                                      -------------------

                                   ZEE, INC.
                                   ---------
            (Former name, former address and former fiscal year if
                          changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                Name of each Exchange on which Registered
-------------------------------    -----------------------------------------
Not Applicable                                        None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 Par Value
                         -----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     Yes        No X
                                      ---       ---

          The issuer's net sales for the most recent fiscal year were $8,615,092.

          The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on November 28, 2000 was approximately $3,012,000.

           As of December 12, 2000 there were 14,215,753 shares of Common Stock, par value $.001 per share, outstanding.

                                     PART I

Item 1.  Business
         --------

     Callmate is an international, facilities-based provider of telecommunications and Internet services. Callmate was formed in 1997 by Mohammad Saff Gohir to exploit the potential provided by the deregulation of the United Kingdom telecommunications market and has developed its business by operating from a low overhead base and identifying several niche markets. Callmate has identified a market need for telecommunications services for the Asian community throughout the United Kingdom and this has formed the core of its business. In addition, through owning its own switching gear, Callmate has been able to "trade" in wholesale airtime and take advantage of both its own excess capacity and that of other carriers. Callmate's primary focus is the market for retail and wholesale services within the United Kingdom and Europe. Callmate also provides Internet credit card processing and settlement services to institutions, merchants and consumers.

    Callmate is a holding company that conducts business through the following operating subsidiaries:

     . Callmate Telecom Communications Ltd., our wholly-owned subsidiary in the United Kingdom and primary operating subsidiary which owns our state-of-the art switching and international gateway facilities.

     . Calltel (PVT) Ltd., a Pakistanian company, in which we hold a 65% interest and through which we provide pre-paid calling card services.


A. Callmate Telecom Communication Ltd.("Callmate Telecom") - Product, Services and Technology

     Callmate Telecom has installed state-of-the-art switching and International Gateway facilities. As a facilities-based international service provider, Callmate Telecom offers carriers and international companies seamless end-to-end connectivity through the existing global network of digital fiber optic and satellite communications links. Additionally, Callmate's rapidly-growing switching capacity holds the key to providing international communications services to destinations in Europe, Africa and Asia, without multiple or "double- hop" satellite transmissions or through non-US carriers. These services throughout the European continent will enable Callmate Telecom to provide cost-efficient transport that non-facilities and facilities-based carriers alike can take advantage of to connect to Callmate Telecom's network and realize significant savings and network efficiency.

     Callmate Telecom also offers users a full range of enhanced services, including customized billing, Internet access, global virtual private networks, calling card services and international freephone and private lines in conjunction with approved operators. Users also have the option to offer Callmate Telecom's extensive array or services and features to their own customers.

     Callmate Telecom is licensed by the Department of Trade and Industry under
Section 7 of the UK Telecommunications Act. This license gives Callmate Telecom the freedom to operate as a true `Free Trader' in the telecommunications market, allowing the company to build its own networks where and when necessary, or to utilize networks of other quality carriers. Callmate Telecom's current products and services includes:

(ii)   Calling Card Services

     Whether customers are traveling in their own country or abroad, we provide a hassle-free calling card service, one that can be used from any phone, at any time, and that provides customers with a reliable connection at the low Callmate Telecom rates, no matter where our customers are calling from or to.

(iii)  Resident Prepaid Accounts

       The Callmate Telecom residential pre-paid account allows our customers to make calls from their home phone in the UK to any country in the world. Callmate Telecom's residential pre-paid account saves our customers up to 95% on international calls and 50% on national calls. With the Callmate Telecom residential pre-paid account there are no access or minimum charges.

       Easy to use

       Whether our customers want to make national or international calls, they can call direct with the Callmate Telecom residential pre-paid account. Using a tone phone they simply:


       . Dial the Callmate Telecom Toll free access number or designated 1XXX number

       . Our central exchange will automatically recognize your account from your Calling Line Identity (CLI) or will ask you for your unique 10 digit PIN access code.

       . Dial the number you wish to reach in the same way you would using your original service provider.

       Voice instructions given by our systems will guide you throughout.

       Furthermore, when customers access the Callmate Telecom service, our central exchange automatically calculates the balance remaining and tells you this on pressing the * key.

       Each pre-paid account has a value set by our customers when they contract for the service and for which they receive a fixed amount of talk time.

       At any time customers can re-charge the credit levels on their Callmate Telecom residential pre-paid account, simply by phoning our customer service number on 0800 376 3000, quoting their account number, and then charge the value they require to their credit card. They can also re-credit their account using our automated top-up system, which will provide them with the top-up option whenever their credit card goes below a certain level. To proceed in the automated top-up, they just follow the computer voice instructions to perform the re-charge on-line. The Callmate Telecom residential pre-paid account need never expire, provided customers re-charge its value as they use it. Moreover, on request every month, customers will receive a fully itemized bill, detailing the cost of every call made with the Callmate Telecom residential pre-paid account.

The following summarizes Callmate Telecom residential pre-paid account benefits which make long distance calling convenient and less costly:

       .    No Access Fees

       .    No first minute surcharge

       .    Per Minute billing

       . Standard call tariffs. Our customers pay the same Callmate Telecom low cost per-minute rate, giving savings of up to 80% against BT's charges

       .    They can dial anywhere in the world via Callmate Telecom's Global
            Network

       . No need to worry about receiving large monthly or quarterly bills, all calls made via the Callmate Telecom residential pre-paid account are already paid for

       . Callmate Telecom residential pre-paid account can be constantly re-charged by making a quick phone call to our customer service center, or using our automated recharge system, so our customers need never run out of telephone talk-time.

       . A fully itemized monthly record of all your calls (available on request)

Callmate Pre-paid Residential Account Advanced Features

       (a) Quality Service Callmate's efficient digital switching systems and advanced fiber network ensures a high standard of communication quality 24 hours a day, 365 days a year.

       (b)  Global Coverage

            Designed specifically for global travelers, the Callmate's Residential Account can be used directly from many countries using Callmate's Global Network and indirectly from virtually any country in the world using the Callmate International Call-back Service.

       (c)  Follow-on Calls

            This feature enables our customers to make several calls without the need to re-dial the access, Card or PIN numbers. To use this feature do not hang up at the end of the call, but instead press the * button.

       (d)  Calling Line Identity (CLI)

            Using this feature allows you to access your account with Callmate and place calls without the need to dial any PIN number. To take advantage of this feature, contact our customer service line and nominate a telephone number to be registered with the Callmate switching system.

       (e)  Call Forwarding

            This feature lets you receive important calls on telephone numbers that you nominate including overseas numbers.

       (f)  Voice Mail

            This feature allows you to receive and retrieve messages from your Callmate Voice Mail Service from anywhere in the world.

       (g)  Speed Dial

            You can program your card with the most frequent dialed numbers by creating your own list of telephone numbers and assigning special short speed dial codes to them.

       (h)  Customer Service and Operator Assistance

            Friendly, professional and multilingual Customer Service and Operator Assistance teams support all these features. Our customer service representatives are efficiently trained to understand our customers' needs and provide the right answers to all their queries. Wherever they are, our operators will guide them through to ensure that they are successfully using the best service, which they deserve.

(iii)  Corporate Accounts

       For businesses, Callmate Telecom can provide modestly priced international calls. Callmate Telecom will also provide freephone numbers (Callmate Telecom already has its own 0800 code - 0800 059 XXXX), local call numbers and national call numbers.

(iv)   International Call-back Service

       For customers who travel outside the UK, Callmate Telecom provides a cost-effective communications service for international long distance telephony and facsimile services.

       Regardless of the caller's country location, a call can be made to any other country at savings of more than 60% as compared to placing the call through their traditional local telecommunications service provider.

       How does the call-back Service Work?

       Callmate Telecom uses a computer call re-origination system that lets you call to or from anywhere in the world as if you were calling from the United Kingdom. Our customers will have access to a telephone line that is based and tariffed within the UK, and this can charge highly competitive UK-based rates to anywhere in the world with savings over local carriers of up to 60% and more.

       Easy to Subscribe

       There are no membership or subscription fees and no rental or subscription billing charges. Customers pay only for the calls they make at the low rates quoted in the Callmate Telecom tariff. All charges are paid conveniently through a private or company credit card. Each month, Callmate Telecom sends our customers an itemized account of all their calls for each of their PIN numbers. We also can provide business clients with an analysis of their combined monthly traffic.

       For Business Travelers on the Move

       If our customers are traveling to a number of different places and, for example, staying in different hotels, they can change the call back number so that the Callmate Telecom system calls them at their new location. This is done simply by dialing into a special "Admin" number and following a menu of voice prompts, which will tell them how to change the call back number. Instructions on how to use this valuable service is given when a new account is opened.

       Security

       The combination of the customer's access number and PIN number which is unique to the customer provides a high level of protection against fraud or unauthorized use of an account because the customer is the only person who knows both numbers. A customer can change the PIN as often as they like and for any reason.

       Freedom

       As a Callmate Telecom subscriber, customers can use our Call-back service to make international calls from any touch tone phone and only pay our "free market" prices, not the inflated rates of state-owned monopolies. And if customers use Call-back from their mobile phone, they pay our low cost rates, not other supplier's inflated rates.

       Call-Back Rates & Charges

       Since calls with the Call-Back service are always originated in the UK, charges are calculated by adding the rate from the switching system to their location and the rate from the switching system to their destination number. As an example, if a customer were in Australia and wanted to place a call to the USA, the following charges will apply:

       UK to Australia: 12pence per minute, UK to USA: 8pence per minute, total:20pence per minute. (Representation of process and charges of using Call-Back to connect from Australia to the USA).

       For Calls made to final-destination numbers in the UK from outside the country, 5pence per minute must be added to the rate of the country our customers are in.

(v)    Wholesale Products

       If a company is a reseller or service provider of international telecommunications services of any kind, Callmate Telecom can provide a wide range of wholesale services, tailored to their individual needs and significantly reducing their costs. We provide a service package to meet their individual needs. There are no hidden costs and we can give even bigger discounts if traffic volumes are high. The service(s) they choose will depend on their international traffic levels and the types of services they provide to their customers.

(ii)   Services For Telecom Service Providers

       Switched Services:

       Domestic Telephony (origination & termination) Transit Telephony Calls (national and international) International Telephony Calls (origination & termination) Re-file (to overseas destinations via Europe & USA) Free-phone numbers Local Charge Call (Lo-Call numbers) Premium Rate Numbers (with exceptional revenue share deals).

       Ancillary Switched Services:

       Pre-paid cards (bespoke private label service) Video Conferencing

       Access Links:

       International Leased Circuits for Voice Data Multimedia High Bit Rate Applications.

       Managed Services:

       (a) ATM, Frame Relay, X.25 Facilities Management, Equipment Housing, Equipment Co-location Switch (telcoms grade) Partitions Calling Card Services Platforms (e.g. affinity schemes, charities, airlines, etc) Dial-in (bulk PSTN access) Intelligent Network Services Billing Bureau Services Best Practice Engineering

       (b) Switched voice, data and fax traffic is carried from your network to our international gateway exchange by digital private line(s), then conveyed across our fibre links and routed on by our overseas switching partners through their own networks to the destination.

       (c) Our Access Link products also offer similar advantages for point-to-point Data Links over which applications such as LAN-LAN connection, file transfer, multimedia and video conferencing can be provided.

       (d) Our international gateway switch, based in London can connect to any type of switching system via dedicated access links. Dependent upon traffic volumes, this may be multiple 2 Megabit PDH links or STM1 or STM4 SDH links.

B.     CallTell (PVT) Ltd.

       In July 1998 Callmate announced that it has subscribed for 65% of the issued capital of CallTell (PVT) Ltd. ("CallTell"). CallTell has been awarded one of only 3 pre-paid calling card licenses by the Pakistan Telecommunication Company Ltd. CallTell will operate and maintain a non exclusive pre-paid calling card service solely for outgoing international calls DTMF (tone) phones in Pakistan. CallTell also has signed a contract with the Pakistan State Oil Company to supply it with prepaid Telephone Calling Cards.

C. Callmate also intends to provide telecommunication and Internet based services through the following entity:

       . INFONET: In January 2000, Callmate entered into an agreement to purchase a 25% equity interest in INFONET, Which as of August 31, 2000 has not occured, the second largest Internet service provider (ISP) in Karachi, Pakistan.

       Upon completion of the acquisition of INFONET, Callmate will enhanced the number of access ports by 120% and bandwidth by 400%. This will make INFONET's service much more efficient, leading to a projected doubling of subscribers in the near term. Prior to the agreement, the existing ports were utilized with 95% capacity during peak hours.

       Callmate intends to open a chain of Cybercafes which will be developed and managed by Callmate.

If proven successful, Callmate will initiate 20 facilities towards the latter part of 2001 and franchise additional cafes nationwide to over 300 potential investors. The investors will be fully trained and qualified by Callmate, and if accepted, offered a turnkey operation.

     INFONET, under Callmate's management, intends to sell Internet and bandwidth to these Cybercafes. While enabling Callmate to earn royalties on the usage of the Company's Internet service, the Cybercafes will enhance the Company's customer base as these customers purchase their own hardware. This arrangement will also create an opportunity for greater Internet awareness in Pakistan. Callmate is not interested in becoming involved in or deriving royalties from the sales of coffee and/or food from Cybercafe operations.

Competition

     The Company's market segment is highly competitive. Many of the Company's competitors have or may obtain significantly greater financial and marketing resources than the Company, enabling them to compete more effectively than the Company.

Employees

     The Company currently employs 39 persons, 6 of which are in management, 33
of which are in sales, administration and support staff.   Our employees do not
belong to a union and we are not subject to any collective bargaining agreements. In addition, we believe that the Company's relationship with its employees is good.

Company history

     Callmate Telecom International, Inc. (formerly known as Skin Tight, Inc.) was incorporated in July 1992 and merged effectively December 2, 1998 with Callmate Telecom (UK) Limited, a private limited company incorporated in Great Britain in 1996. Subsequent to August 31, 2000, Callmate Telecom (UK) Limited changed its name to Conglomerate Telecom (UK) Limited. Prior to this acquisition, Callmate Telecom International, Inc. was a development stage enterprise.

     Pursuant to this merger, Callmate Telecom International, Inc. issued 10,000,000 shares of its stock for all of the stock of Conglomerate Telecom (UK) Limited. As a result of this acquisition, the stockholders of Conglomerate Telecom (UK) Limited effectively acquired Callmate Telecom International, Inc. and control thereof. Accordingly, this acquisition has been accounted for as a reverse acquisition for financial statement purposes.

     On March 31, 2000, Callmate Telecom International, Inc., a Florida corporation, completed a merger with Zee, Inc., a Wyoming corporation, it's wholly-owned subsidiary, with Callmate being the surviving entity.

Item 2.   Properties
          ----------

     CallMate currently leases 3,000 square feet of office space located at 1 Wilton Street, Bradford, BD5 OAX, United Kingdom pursuant to a 20 year lease which commenced on January 1, 1999, at a rate of $33,500 per annum.

     CallMate believes that its facilities are adequate for its current and future operations.

Item 3.   Legal Proceedings
          -----------------

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

     The Company was recently successful in this suit and was awarded a judgement in the amount of approximately $149,200 plus interest.

     Other than the above the Company is not subject to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------

     CallMate did not submit any matters to a vote of its securityholders during the fourth quarter of fiscal year 2000.

                                    PART II

Item 5.  Market for CallMate's Common Stock
         ----------------------------------

     CallMate's Common Stock is quoted on the NASD's OTC Bulletin Board under the symbol "SAFF", which began trading on the OTC Bulleting Board on December 24, 1998. Listed below are the high and low sale prices for CallMate's Common Stock during the fiscal years ended August 31, 2000 and 1999, as well as the interim period from September 1, 2000 through November 28, 2000.

                                                 Common Stock
                                                 ------------
Fiscal 1999                                      High     Low
-----------                                      ----     ---
Second Quarter (beginning December 24, 1998)     $1.88   $1.06
Third Quarter                                     7.00    1.50
Fourth Quarter                                    9.06    6.00

Fiscal 2000
-----------
First Quarter                                   $11.62   $8.37
Second Quarter                                   12.50    9.75
Third Quarter                                    10.50    2.75
Fourth Quarter                                    5.00    2.93

Fiscal 2001
-----------
First Quarter (through November 28, 2000)        $3.06   $0.62

     On November 28, 2000, there were 195 holders of record of CallMate's 14,215,753 outstanding shares of Common Stock.

     On November 28, 2000, the last sale price of the Common Stock as reported on the OTC Bulletin Board was $0.75.

                                Dividend Policy

     CallMate has never paid or declared dividends on its common stock. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon CallMate's earnings, its capital requirements, financial condition and other relevant factors. CallMate intends, for the foreseeable future, to retain future earnings for use in CallMate's business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

     When used in this Form 10-KSB and in future filings by CallMate with the Securities and Exchange commission, the words or phrases "will likely result" and "the company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements." CallMate wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. CallMate has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Income Statement Data:

                                                     Year Ended August 31
                                                  -------------------------
                                                     2000          1999
                                                  -------------------------
      Total revenue                                $ 8,615,092   $19,361,837
                                                   =========================
      Net loss                                     $(3,816,112)  $   (57,769)
                                                   =========================
      Loss per common share - basic and diluted    $      (.27)  $      (.00)
                                                   =========================
        Shares used in per share computation        14,207,620    12,929,333

Balance Sheet Data:
                                                            August 31,
                                                               2000
                                                           -----------
      Total assets                                         $ 5,304,390
                                                           ===========
      Working capital                                      $(5,578,661)
                                                           ===========
      Long-term debt                                       $    17,505
                                                           ===========
      Stockholders' deficit                                $(3,504,613)
                                                           ===========

Results of Operations:

Revenues

Revenues for the year ended August 31, 2000 totaled $8,615,092, a decrease of 56 percent from the $19,361,837 of revenues for the comparable period in 1999.
This decrease is attributable to the business substantially reducing its involvement in the prepaid telephone card market. The business also pulled out from the European card market to concentrate on the United Kingdom home account market.

Cost of Sales

For the year ended August 31, 2000, the cost of sales decreased to $9,223,258 from the $16,483,683 of costs for the year ended August 31, 1999. This decrease is mainly due to the business substantially reducing its involvement in the prepaid telephone card market. The business also pulled out from the European card market to concentrate on the United Kingdom home account market.

Gross profit margin decreased 146 percent for the year ended August 31, 2000 to a gross profit margin of (7) percent from an overall gross profit margin of 15 percent for the year ended August 31, 1999. This is principally attributable to a pricing policy aimed at obtaining market share in India and Pakistan and gaining large margin revenue to other geographical regions by virtue of this market share. Effectively the sales to India and Pakistan became a loss leader. The marketing policy which lasted for most of the year did not gain sufficient other revenues and resulted in an overall gross loss.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the year ended August 31, 2000 were $3,280,280 as compared to $3,238,920 for the similar period last year.
This decrease of seven percent of selling, general and administrative expense is principally attributable to a reduction in marketing costs such as advertising, this is reflected in turnover. Other expenses have remained fairly constant despite the fall in revenues.

Other Income

For the year ended August 31, 2000, net interest income amounted to $25,001 as compared to net interest income of $44,946 for the year ended August 31, 1999. This decrease is due to a reduction in monies held on deposit.

Other income for the year ended August 31, 2000 of $255,747 as compared to other income of $257,376 for the year ended August 31, 1999. This decrease is negligible.

Minority Interest in Loss of Consolidated Subsidiary

For the year ended August 31, 2000, minority interest in loss of consolidated subsidiary was $0 as compared to $675 for the comparable period in 1999. This decrease was due to minority interest in Loss of Consolidated Subsidiary.

Income Taxes

Due to the Company's history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Income

Net loss for the year ended August 31, 2000 amounted to $3,816,112 as compared to a net loss of $57,769 for the year ended August 31, 1999. This increase in net loss is principally attributable to the aggressive pricing policy adopted in call sales to India and Pakistan as discussed under gross margin.

Earnings Per Share

For the year ended August 31, 2000, basic and diluted loss per share amounted to $(.27). For the comparable period in 1999, basic and diluted loss per share amounted to $(.00). The increase in loss per share is due principally to the increase in trading loss in the year.

Liquidity and Capital Resources

Operating Activities

For the year ended August 31, 2000, net cash used by operating activities amounted to approximately $986,233, a decrease from the net cash provided by operating activities of $2,153,627 for the comparable period in 1999. The increase in cash used is primarily a result of the reduced turnover and margins.

Investment Activities

The Company's investment activities include equipment purchases, deposits for stock purchases, funding activities to related parties, and net changes in restricted cash and cash held in trust.

Net cash used by investing activities for the year ended August 31, 2000 was approximately $554,194, as compared to net cash used by investing activities of approximately $2,079,076 for the comparable period in 1999. The increase in cash expended for investing activities is due primarily to acquisition of investments of $60,000, funds advanced to related parties of approximately $475,000, fluctuations in restricted cash and cash held in trust, and a reduction in the acquisition of property and equipment.

Financing Activities

The Company's financing activities include proceeds from stockholder and payments to advances.

Net cash of $55,140 was provided by financing activities for the year ended August 31, 2000, as compared to $1,053,735 net cash provided by financing activities for the comparable period in 1999. The decrease in cash provided by financing activities results from the company received $850,000 from common stock issuances in 1999 and had no common stock issuances during 2000.

At August 31, 2000, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

The Company has sustained losses of $3,816,112 and $57,769 for the years ended August 31, 2000 and 1999, respectively. In addition, the Company has negative working capital of approximately $5,579,000 at August 31, 2000 and its liabilities exceed its assets by approximately $3,505,000 at August 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 7.  Financial Statements

See pages F-1 to F-18.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Person Compliance with Section 16(a) of the Exchange Act

The officers and directors of the Company, and further information concerning them, are as follows:


Name                                Age  Position
Mohammed Safdar Gohir                42  Chairman of the Board of Directors and
                                         President

Mahmoud Hashmi                       51  Chief Executive Officer and Director

Mazhar Hussain                       35  Vice President, Principal Accounting
                                         Officer, Treasurer and Director

Mahboob Ahmed                        31  Vice President, Secretary and Director

Kashef Zahoor                        33  Director

Each of the above officers and directors shall hold office until the next annual meeting of the Company's shareholders and until a successor is elected and qualified.

Mohammed Safdar Gohir founded the Company in 1996 and has been President and Chairman of the Board since such date. Prior thereto Mr. Gohir was the founder of Supervision Ltd., a company which imported and sold televisions and videos nationally in the U.K. to major distributors. Mr. Gohir later diversified this company to include the sale of satellite equipment and became the largest distributor of satellite equipment for Pace Technologies, one of the U.K.'s largest manufacturers of satellite equipment.

Mahmoud Hashmi has been the Chief Executive officer and a Director of the Company since 1997. From 1996 to 1997, Mr. Hashmi acted as a consultant and advisor to the Company. Prior thereto Mr. Hashmi was involved in his family's food import and export business, where he was in charge of the development of the Company's export division.

Mazhar Hussain has been Vice President, Principal Accounting Officer , Treasurer and Director of the Company since 2000. Mr. Hussain became an assistant accountant with the Company in 1998 and in 1999 became the Company's Senior Accountant. Prior thereto Mr. Hussain worked for a local firm of Chartered Accountants in the U.K. from 1996 to 1998.

Mahboob Ahmed has been Vice President, Secretary and a Director of the Company since 1997. When Mr. Mahboob joined the Company in 1996, he immediately initiated the Company's first telecommunications switch for prepaid residential services and calling card operations, which were rapidly followed by large capacity upgrades and successful license applications with U.K. regulators for ISVR License and Annex 2 status. Mr. Mahboob received a BSc (Hons) Computer science at the University of Teesside.

Kashef Zahoor has been a Director of the Company since 2000. From 1996 to 2000, Mr. Zahoor was The Environment Agency where he was in technical support and project delivery manager a government body that looks after the National rivers. Mr. Zahoor graduated from Leeds University with HND and BSc Computer Science.

        Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common Stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended August 31, 2000, the Company believes all reports required to be filed by Section 16(a) were filed on a timely basis.

Item 10.  Executive Compensation

          The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended August 31, 2000 (referred to as "2000" in this table), the year ended August 31, 1999 (referred to as "1999" in this table) and the year ended August 31, 1998 (referred to as "1998" in this table) paid to the Company's Chief Executive Officer and to other executive officer's or other persons whose compensation at the end of the above 2000, 1999 and1998 years whose total compensation exceeded $100,000 per annum. The amounts listed below are expressed in British pounds.

Summary Compensation Table


Name and Principal                              All Other
Position                      Year   Salary    Compensation
-----------------------------------------------------------

Mahmoud Hashmi                2000     -0-           -0-
Chairman and CEO              1999     -0-           -0-
                              1998     -0-           -0-

Mohammed Safdar Gohir         2000   $20,425         -0-
Vice President                1999   $16,595         -0-
                              1998   $14,935         -0-


Employment Agreements

     No employment agreements currently exist between CallMate and any of its executive officers.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth certain information as of November 15, 2000 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of common stock of CallMate, each officer and director of CallMate and all officers and directors as a group. The table does not include securities exercisable into common stock that have not yet vested or are not exercisable within 60 days of the date hereof. Unless otherwise indicated, the address of each such person or entity is 1 Wilton Street, Bradford, BD5 OAX, United Kingdom.

Name and Address                Number of Shares        Percentage of
Of Beneficial Owner             Beneficially Owned(1)   Common Stock
---------------------------------------------------------------------

Mohammed Safdar Gohir(2)                      200,000              *
Mazhar Hussain                                    -0-              0
Mahboob Ahmed                                     -0-              0
Mahmoud Hashmi                                    -0-              0
Kashef Zahoor                                     -0-              0
Mohammed Aslam Gohir                        9,200,000           64.7%
Atlas Pearlman, L.P.                          900,000            6.3%

All officers and directors
as a group (five persons)(2)                  200,000              *

* Less than one percent
_____________
(1) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(2) Includes 100,000 shares owned by Mr. Gohir and 100,000 owned by Mr. Gohir's spouse.

Item 12.   Certain Relationships and Related Transactions

     Approximately $48,509 included in the Company's rent expense amount for the year ended August 31, 2000 is related to operating facilities leased from CM Telecom Group, which is controlled by Mohammed Safdar Gohir our the Company's Chairman. For the year ended August 31, 1999, all amounts due under related party lease agreements were waived. As of August 31, 2000, the Company is obligated under related party lease agreements for annual rentals of approximately $48,509 through December 31, 2019.

     Advances from Daud Hashmi and Victoria Levitt, who are the brother and sister-in-law of the Company's CEO, respectively, at August 31, 2000 and 1999 consist of $102,830 and $203,735, respectively. The amounts are due on demand, are non-interest bearing, and are unsecured.

     The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with unaffiliated third parties.

Item 13.         Exhibits, Lists and Reports on Form 8- K

(a) Exhibits

     27          Financial Data Schedule

(b) Reports on Form 8-K

     There were no reports filed on Form 8-K during the fourth quarter of the fiscal year ended August 31, 2000. However, on October 12, 2000, the Company filed a report on Form 8-K pursuant to Item 2 Acquisition or Disposition of Assets and Item 7. Financial Statements, Pro Form Financial Information and Exhibits. The Company included the following financial statements in connection with such filing: audited financial statements of Callmate for the fiscal years ended August 31, 1999 and 1998 and the unaudited interim period ended November 30, 1999 and 1998 and pro forma financial statements reflecting the combined financial statements of Callmate and Zee, Inc. at November 30, 1999.

                      Callmate Telecom International, Inc.

                       Consolidated Financial Statements

                      Years Ended August 31, 2000 and 1999



                                    Contents


Independent Auditors' Report on Consolidated Financial Statements.........F-1


Consolidated Financial Statements:

  Consolidated Balance Sheets.............................................F-2
  Consolidated Statements of Operations...................................F-4
  Consolidated Statements of Changes in Stockholders' Deficit.............F-5
  Consolidated Statements of Cash Flows.............................. F-6-F-7
  Notes to Consolidated Financial Statements.........................F-8-F-18

                          Independent Auditors' Report



Board of Directors
Callmate Telecom International, Inc.
Bradford, United Kingdom


We have audited the accompanying consolidated balance sheets of Callmate Telecom International, Inc. as of August 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the management of Callmate Telecom International, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully disclosed in Note 9, summary financial statements as required by generally accepted accounting principles is not presented for one of the companies that the Company has an investment in which is accounted for by the equity method of accounting.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in
Note 2, the Company incurred an operating loss of approximately $3,816,000 during the year ended August 31, 2000. In addition, the Company has negative working capital of approximately $5,579,000 and liabilities exceed assets by approximately $3,505,000 as of August 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In our opinion, except for the omission of the information described above, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callmate Telecom International, Inc. as of August 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As further discussed in Note 3, the accompanying consolidated financial statements for 1999 have been restated for a correction of an error that resulted in the overstatement of cash held in trust accounts and advances from stockholders in the amount of $850,000.



Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
December 4, 2000

                      Callmate Telecom International, Inc.

                          Consolidated Balance Sheets


                                                                 August 31,
                                                           ----------------------
                                                              2000        1999
                                                           ----------------------
Assets
Current assets:
  Cash and cash equivalents                                $  580,607  $2,164,992
  Cash held in trust accounts                                  11,289   1,032,886
  Restricted cash and cash equivalents                        453,570     160,866
  Accounts receivable, trade                                  433,354     464,544
  Accounts receivable, related parties                        264,611      64,052
  Accounts receivable, other                                  224,035
  Notes receivable, including related party of $137,287       287,287
  Restitution receivable                                      424,234     470,150
  Prepaid expenses and other current assets                   533,850     314,965

Total current assets                                        3,212,837   4,672,455
                                                           ----------------------

Property and equipment, net of accumulated depreciation     1,517,856   1,277,280
                                                           ----------------------

Other assets:
  Investments, at equity                                      465,626
  Other                                                       108,071     568,999
                                                           ----------------------
Total other assets                                            573,697     568,999
                                                           ----------------------



                                                           $5,304,390  $6,518,734
                                                           ======================


The accompanying notes are an integral part of the consolidated financial statements. F-2

                                                                            August 31,
                                                                      ----------------------
                                                                         2000        1999
                                                                      ----------------------
Liabilities and Stockholders' Deficit
Current liabilities:
  Checks drawn in excess of bank balance                              $  144,571
  Accounts payable, trade                                              6,501,698  $5,887,462
  Advances from stockholders                                             102,830     203,735
  Accrued expenses                                                       660,784      74,430
  Current portion of obligations under capital leases                     17,055
  Deferred revenue                                                     1,364,560     755,274



Total current liabilities                                              8,791,498    6,920,901
                                                                       ----------------------


Long-term liabilities:
  Obligations under capital leases, net of current portion                17,505
                                                                       ----------------------

Stockholders' deficit:
  Common stock; $.001 par value; 50,000,000
    shares authorized; 14,315,893 and 14,200,000 shares
    issued and outstanding as of August 31, 2000 and
    1999, respectively                                                    14,316       14,200
  Additional paid-in capital                                           1,252,310      846,800
  Accumulated deficit                                                 (5,110,239)  (1,294,127)
  Accumulated other comprehensive income                                 339,000       30,960
                                                                      -----------------------
Total stockholders' deficit                                           (3,504,613)    (402,167)
                                                                      -----------------------

                                                                      $5,304,390   $6,518,734
                                                                      =======================

                      Callmate Telecom International, Inc.

                     Consolidated Statements of Operations





                                                                Year Ended August 31,
                                                             -------------------------

                                                                 2000          1999
                                                             -------------------------
Revenues                                                     $ 8,615,092   $19,361,837

Cost of revenues                                               9,223,258    16,483,683
                                                             -------------------------
                                                                (608,166)    2,878,154

Selling, general and administrative expense                    3,280,280     3,238,920
                                                             -------------------------

Loss from operations                                          (3,888,446)     (360,766)
                                                             -------------------------

Other income:
  Interest                                                        25,001        44,946
  Other                                                           47,333       257,376
                                                             -------------------------
                                                                  72,334       302,322
                                                             -------------------------

Net loss before minority interest in loss of consolidated
  subsidiary                                                  (3,816,112)      (58,444)


Minority interest in loss of consolidated subsidiary                               675
                                                             -------------------------

Net loss                                                     $(3,816,112)  $   (57,769)
                                                             =========================

Net loss per common share                                          $(.27)        $(.00)
                                                             ===========   ===========

Weighted average number of common shares outstanding          14,207,620    12,929,333
                                                             ===========   ===========




The accompanying notes are an integral part of the consolidated financial
statements.                                                                  F-4

                      Callmate Telecom International, Inc.

          Consolidated Statements of Changes in Stockholders' Deficit

                      Years Ended August 31, 2000 and 1999





                                                                                       Accumulated
                                         Common Stock       Additional                    Other
                                    ----------------------   Paid-In    Accumulated   Comprehensive
                                      Shares      Amount     Capital      Deficit        Income         Total
                                    -----------  ---------  ----------  ------------  -------------  ------------

Balance, August 31, 1998                     1   $      2               $(1,234,458)       $  7,760  $(1,226,696)

Issuance of stock                        9,999     15,998                                                 15,998

Acquisition of company              11,000,000     11,000                   (11,900)                        (900)

Recapitalization of company            (10,000)   (16,000)                   10,000                       (6,000)

Issuance of common stock, net
  of offering costs of $150,000      1,700,000      1,700   $  698,300                                   700,000

Common stock issued for
  offering costs                     1,500,000      1,500      148,500                                   150,000

Components of comprehensive
  income:
    Foreign currency translation
      adjustment                                                                             23,200       23,200
    Net loss for the year                                                   (57,769)                     (57,769)
                                                                                                     -----------
Total comprehensive income                                                                               (34,569)
                                    ----------------------------------------------------------------------------

Balance, August 31, 1999            14,200,000     14,200      846,800   (1,294,127)         30,960     (402,167)

Issuance of common stock               115,893        116      405,510                                   405,626

Components of comprehensive
  income:
    Foreign currency translation
      adjustment                                                                            308,040      308,040
    Net loss for the year                                                (3,816,112)                  (3,816,112)
                                                                                                     -----------
Total comprehensive income                                                                            (3,508,072)
                                    ----------------------------------------------------------------------------

Balance, August 31, 2000            14,315,893   $ 14,316   $1,252,310  $(5,110,239)       $339,000  $(3,504,613)
                                    ==========   ========   ==========  ===========   =============  ===========




The accompanying notes are an integral part of the consolidated financial
statements.                                                                 F-5

                      Callmate Telecom International, Inc.

                     Consolidated Statements of Cash Flows




                                                            Year Ended August 31,
                                                          -------------------------
                                                              2000          1999
                                                          -----------   -----------
Operating activities
  Net loss                                                $(3,816,112)  $   (57,769)
                                                          -----------   -----------
  Adjustments to reconcile net loss to net cash (used)
    provided by operating activities:
      Depreciation                                            398,914       205,291
      Bad debt expense                                                      414,525
      Loss on disposal of property and equipment                             33,551
      (Increase) decrease in:
        Accounts receivable                                  (303,662)     (240,417)
        Other assets                                          194,198      (778,666)
      Increase (decrease) in:
        Accounts payable                                    1,212,049     3,190,152
        Accrued expenses                                      605,198      (135,967)
        Deferred income                                       723,182      (477,073)
                                                          -----------   -----------
  Total adjustments                                         2,829,879     2,211,396
                                                          -----------   -----------
  Net cash (used) provided by operating activities           (986,233)    2,153,627
                                                          -----------   -----------

Investing activities
  Change in restricted cash                                  (296,900)        2,624
  Cash held in trust                                        1,021,597    (1,032,886)
  Acquisition of property and equipment                      (740,473)   (1,023,182)
  Acquisition of investments                                  (60,000)
  Funds advanced for notes receivable                        (293,659)
  Funds advanced to related parties                          (184,759)      (25,632)
                                                          -----------   -----------
  Net cash used by investing activities                      (554,194)   (2,079,076)
                                                          -----------   -----------

Financing activities
  Increase in checks drawn in excess of bank balance          156,045
  Proceeds from stockholder advances                        1,399,095       203,735
  Payments on stockholder advances                         (1,500,000)
  Proceeds from issuance of stock                                           850,000
                                                          -----------   -----------
  Net cash provided by financing activities                    55,140     1,053,735
                                                          -----------   -----------

  Effect of exchange rate changes on cash and cash
    equivalents                                               (99,098)       23,200
                                                          -----------   -----------




The accompanying notes are an integral part of the consolidated financial
statements.                                                                 F-6

                      Callmate Telecom International, Inc.

                     Consolidated Statements of Cash Flows




                                                          Year Ended August 31,
                                                        ------------------------
                                                            2000         1999
                                                        -----------   ----------
Net (decrease) increase in cash and cash equivalents     (1,584,385)   1,151,486

Cash and cash equivalents, beginning of year              2,164,992    1,013,506
                                                        -----------   ----------

Cash and cash equivalents, end of year                  $   580,607   $2,164,992
                                                        ===========   ==========

Supplemental disclosure of non-cash investing and financing activities:

    During the year ended August 31, 2000, the Company issued 115,893 shares of its common stock valued at $405,626 for the acquisition of a 50 percent investment in X-Stech International Solutions Limited.

    In November 1998, the Company issued 1,500,000 shares of common stock valued at $150,000 for offering costs in connection with a private placement offering.



The accompanying notes are an integral part of the consolidated financial
statements.                                                                 F-7

                      Callmate Telecom International, Inc.

                   Notes to Consolidated Financial Statements

                      Years Ended August 31, 2000 and 1999



1.  Basis of Presentation and Background Information

The consolidated financial statements present the accounts of Callmate Telecom International, Inc. and its wholly owned subsidiaries, Conglomerate Telecom (UK) Limited, which includes a 65 percent interest in Calltel PVT Limited, Callmate Telecom Communications Limited, Cards Direct Distribution Limited, World Direct Telecom Limited, Callmate Wholesale Limited, and Global Carrier Services Limited. The consolidated entities will hereinafter be referred to as the Company. All significant intercompany accounts and transactions have been eliminated.

The Company's principal line of business is the sale of prepaid calling cards throughout the United Kingdom, Sweden, Germany, and Pakistan. In addition, the Company provides to customers in the United Kingdom residential prepaid account services, business account services, and international call-back services. The Company's headquarters is located in Bradford, United Kingdom.

The following is a summary of each of the aforementioned companies:

    Callmate Telecom International, Inc. (formerly known as Skin Tight, Inc.) was incorporated in July 1992 and merged effectively December 2, 1998 with Callmate Telecom (UK) Limited, a private limited company incorporated in Great Britain in 1996. Subsequent to August 31, 2000, Callmate Telecom (UK) Limited changed its name to Conglomerate Telecom (UK) Limited. Prior to this acquisition, Callmate Telecom International, Inc. was a development stage enterprise.

    Pursuant to this merger, Callmate Telecom International, Inc. issued 10,000,000 shares of its stock for all of the stock of Conglomerate Telecom
    (UK) Limited. As a result of this acquisition, the stockholders of Conglomerate Telecom (UK) Limited effectively acquired Callmate Telecom International, Inc. and control thereof. Accordingly, this acquisition has been accounted for as a reverse acquisition for financial statement purposes.

    The number of authorized, issued, and outstanding shares of common stock has been restated in the accompanying consolidated financial statements to reflect the subsequent change in the common stock as if the acquisition had occurred August 1, 1997.

    Calltel PVT Limited, a private limited company, was incorporated in Karachi, Pakistan in May 1999. Conglomerate Telecom (UK) Limited owns 65 percent of Calltel PVT Limited.

                      Callmate Telecom International, Inc.

                   Notes to Consolidated Financial Statements

                      Years Ended August 31, 2000 and 1999



1.  Basis of Presentation and Background Information (continued)

    Callmate Telecom Communications Limited, a private limited company, was incorporated in Great Britain in September 1997.

    Cards Direct Distribution Limited, a private limited company, was incorporated in Great Britain in February 1998.

    World Direct Telecom Limited, a private limited company, was incorporated in Great Britain in February 1998.

    Callmate Wholesale Limited, a private limited company, was incorporated in Great Britain in May 1999.

    Callmate Telecom (Overseas) Limited, a private limited company, was incorporated in Great Britain in May 1999. Subsequent to August 31, 2000, Callmate Wholesale Limited changed its name to Global Carrier Services Limited.


2.  Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained losses of $3,816,112 and $57,769 for the years ended August 31, 2000 and 1999. In addition, the Company has negative working capital of approximately $5,579,000 at August 31, 2000 and its liabilities exceed its assets by approximately $3,505,000 at August 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management of the Company is currently seeking additional revenue sources through business acquisitions and expanding its existing customer base to mitigate the above factors.

                      Callmate Telecom International, Inc.

                   Notes to Consolidated Financial Statements

                      Years Ended August 31, 2000 and 1999



3.  Correction of Errors

On October 12, 2000, the Company filed Form 8-K/A with the Securities and Exchange Commission, which reflected cash held in trust accounts of $1,882,886 and advances from stockholders of $1,053,735 at August 31, 1999. Subsequent to this filing, certain errors resulting in the overstatement of cash held in trust accounts and advances from stockholders of $850,000 as of August 31, 1999 were discovered by management of the Company. The $850,000 decrease to cash held in trust accounts and advances from stockholders has been properly reflected in the accompanying consolidated financial statements. In addition, minority interest was stated at $56,811 as of August 31, 1999 as the Company had recorded a negative minority interest due to losses of Calltel PVT Limited. Accounting principles generally accepted in the United States of America require that when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest shall be charged against the majority interest as there is no obligation of the minority interest to make good such losses. Therefore, a correction to reduce minority interest to $675 at August 31, 1999, which effectively increased net loss to $57,769 for the year then ended has been made in the accompanying consolidated financial statements. There was no impact to the earnings per share numbers previously reported as a result of these corrections.


4.  Business Acquisitions and Subsequent Event

On October 30, 1999, the Company entered into an exchange and stock purchase agreement with American Multicredit, Inc. (AMC), a Florida corporation, and Diaspora Finance Limited (Diaspora), a Nevis, West Indies corporation. The terms of the agreement called for the Company to purchase two shares of common stock of AMC at a cost of $250,000 per share. In addition, the Company was to issue 3,500,000 shares of Class B common stock to the stockholders of AMC and Diaspora in exchange for 500 and 501 shares of common stock of AMC and Diaspora, respectively. As a result of the purchase and exchange, the Company would own a
50.1 percent interest in both AMC and Diaspora. The $500,000 paid by the Company to AMC was originally reflected as a deposit in other long-term assets. The agreement with AMC and Diaspora was subsequently canceled and the Company received the full $500,000 back from AMC.

On March 31, 2000, the Company entered into a share purchase agreement with Zee, Inc. (Zee), a Wyoming corporation, and the stockholders of Zee. Zee was an inactive shell corporation incorporated in September 1997. The Company purchased all 660,000 shares of the outstanding common stock of Zee at a cost of $.02 per share. As a result of this transaction, Zee became a wholly owned subsidiary of the Company. This transaction was accounted for as a purchase of Zee by the Company and resulted in goodwill of $13,200, which is being amortized over 20 years on the straight-line basis.

                      Callmate Telecom International, Inc.

                   Notes to Consolidated Financial Statements

                      Years Ended August 31, 2000 and 1999



4.  Business Acquisitions and Subsequent Event (continued)

Pursuant to the share purchase agreement, the Company and Zee entered into a plan of merger whereby Zee was merged with and into the Company. As a result of the merger, the separate existence of Zee ceased and the Company continued as the surviving corporation.

On November 23, 2000, the Company entered into an agreement to acquire all of the outstanding common stock of Webengine Technologies International, Inc. in exchange for 12,000,000 shares of the Company's common stock, in a business combination accounted for as a pooling of interests. Historical financial information presented in future reports will be restated to include Webengine Technologies International, Inc.

The following summarized operating data gives effect to the acquisition had it occurred on September 1, 1998. This data is derived from unaudited financial statements:

                                2000          1999
                             -----------   -----------
    Revenues                 $ 8,863,148   $19,509,944
                             ===========   ===========
    Net loss                 $(3,932,909)  $  (240,164)
                             ===========   ===========
    Loss per common share    $      (.28)  $      (.02)
                             ===========   ===========


5.  Significant Accounting Policies

The significant accounting policies followed are:

    Effective August 31, 1999, Conglomerate Telecom (UK) Limited changed its fiscal year-end from July 31st to August 31st. The consolidated financial statements for the year ended August 31, 1999 include the financial information of Conglomerate Telecom (UK) Limited for the 13-month period August 1, 1998 through August 31, 1999.

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      Callmate Telecom International, Inc.

                   Notes to Consolidated Financial Statements

                      Years Ended August 31, 2000 and 1999



5.  Significant Accounting Policies (continued)

    Cash and cash equivalents consist of cash deposits in operating and short-term investment accounts. At August 31, 2000 and 1999, $598,720 and $160,866, respectively, of the Company's cash and cash equivalents are held as restricted deposits for transaction processing.

    A portion of the Company's sales are made on credit to various customers based on each customer's ability to pay. Based on management's review of accounts receivable, no allowance for doubtful accounts is needed at August 31, 2000 and 1999 to cover losses arising from accounts receivable.

    Investments in jointly owned companies and other investees in which the Company has a 20 percent to 50 percent interest but does not exercise control are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses and any adjustments due to permanent declines in value.

    Property and equipment are recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, generally ranging from three to five years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in income.

    When the Company has long-lived assets that have a possible impairment indicator, the Company estimates the future cash flows from the operation of these assets. If the estimated cash flows recoup the recorded value of the assets, they remain on the books at that value. If the net recorded value cannot be recovered, the assets are written down to their market value if lower than the recorded value.

    Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

                      Callmate Telecom International, Inc.

                   Notes to Consolidated Financial Statements

                      Years Ended August 31, 2000 and 1999



5.  Significant Accounting Policies (continued)

    The Company follows Statement of Financial Accounting Standards Board No. 130, "Reporting Comprehensive Income" (FASB No. 130). FASB No. 130 established standards for the reporting and display of comprehensive income (net income and other comprehensive income) and its components in consolidated financial statements. Other comprehensive income includes the net loss plus all non-stockholder changes in equity and is reflected in the stockholders' deficit section of the consolidated balance sheets.

    Other comprehensive income consists of foreign currency translation adjustments associated with the translation of the functional currency of Conglomerate Telecom (UK) Limited, Callmate Telecom Communications Limited, Cards Direct Distribution Limited, World Direct Telecom Limited, Callmate Wholesale Limited, and Global Carrier Services Limited (all pounds) into the reporting currency of Callmate Telecom International, Inc. (U.S. dollars). In addition, foreign currency translation adjustments arise from the translation of the functional currency of Calltel PVT Limited (rupees) into the functional currency of Callmate Telecom (UK) Limited (pounds).

    The Company recognizes revenue from the sale of prepaid calling cards at the time the cards are used. Any sales for which cards have not been used are reported as deferred revenue. The Company recognizes revenues from all other telecommunications services at the time the services are provided. Provisions for discounts, returns, and other adjustments are provided for in the same period the related revenues are recorded.

    Advertising costs are charged to operations when incurred. Advertising expense for the years ended August 31, 2000 and 1999 were $404,802 and $476,330, respectively.

    Basic earnings (loss) per common share is calculated by dividing net earnings (loss) by the average number of common shares outstanding during the year. Diluted loss per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. There are no potentially dilutive stock options outstanding for the periods presented.

    Certain minor reclassifications have been made in the 1999 consolidated financial statements to conform to the classifications used in 2000.

                      Callmate Telecom International, Inc.

                   Notes to Consolidated Financial Statements

                      Years Ended August 31, 2000 and 1999



6.    Notes Receivable

Notes receivable as of August 31, 2000 consist of the following:

    Note receivable, minority stockholder; non-interest
      bearing; unsecured; collected subsequent to year-end           $137,287
    Note receivable, third party; non-interest bearing;
      unsecured; due in December 2000                                 150,000
                                                                     --------
                                                                     $287,287
                                                                     ========

7.    Restitution Receivable

      The Company was the plaintiff in a lawsuit filed against a former employee. The lawsuit, entitled Callmate Telecom International Inc. vs. Selwyn Wilson filed by the Company with the County Court Circular, alleges that the former employee embezzled an unspecified amount from the Company in March through June 1999. The company was recently successful in this suit and was awarded a judgement of approximately $340,000 plus interest. Restitution receivable of $424,234 and $470,150 at August 31, 2000 and 1999, respectively, consists of amounts due from the former employee as a result of the lawsuit.

8.    Property and Equipment

Property and equipment consist of:

                                                 2000        1999
                                              ----------  ----------
    Furniture and equipment                   $   50,245  $   37,489
    Office equipment                             153,511      99,531
    Machinery and equipment                    1,823,935   1,381,016
    Motor vehicles                                22,265
    Vehicles under capital leases                 46,172
                                              ----------   ----------
                                               2,096,128   1,518,036
    Less:
      Accumulated depreciation                   578,120     240,756
      Accumulated depreciation on vehicles
        under capital leases                         152
                                              ----------   ----------
                                              $1,517,856  $1,277,280
                                              ==========  ==========

                      Callmate Telecom International, Inc.

                   Notes to Consolidated Financial Statements

                      Years Ended August 31, 2000 and 1999


9.    Investments, at Equity

Investments carried at equity consist of the following at August 31, 2000:

                                    Date of     Original  Percent
                                  Investment      Cost     Owned
                                 -------------  --------  --------
       Infonet Financials        December 1999  $ 60,000       25%
       X-Tech International
         Solutions Limited       August 2000    $405,626       50%
                                                --------
                                                $465,626
                                                ========
Following is a summary of the financial position of Infonet Financials (Infonet) as of June 30, 1999, which is not materially different from those as of August 31, 2000 as Infonet has no significant operations since June 30, 1999.

       Current Assets                          $  2,005
                                                -------
       Total Assets                            $ 78,418
                                                -------
       Current Liabilities                     $118,396
                                                -------
       Total Liabilities                       $118,396
                                                -------
       Stockholders Deficit                    $(39,978)


As of August 31, 2000, management believes X-Tech had no revenues or expenses and had not commenced operations. Therefore, the carrying value of this investment at August 31, 2000 is $405,626, which represents the original cost. No financial data is available on this company hence summary financial statements as required by generally accepted accounting principles are not presented.


10. Obligations Under Capital Leases

The Company has capitalized rental obligations under leases of vehicles. The obligations, which mature in 2002, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under capital leases are:

     Year Ending
     August 31,
     ----------
       2001                                            $19,025
       2002                                             19,475
                                                       -------
    Total minimum lease payments                        38,500
    Less:
      Amount representing interest                       3,940
      Amount currently due                              17,055
                                                       -------
    Present value of net minimum lease payments        $17,505
                                                       =======

                      Callmate Telecom International, Inc.

                   Notes to Consolidated Financial Statements

                      Years Ended August 31, 2000 and 1999



11.  Operating Lease Commitments and Related Party Transactions

The Company leases certain vehicles, equipment, and operating facilities under operating leases with various terms. The following is a schedule by year of the future minimum lease payments required under those leases with an initial or remaining non-cancelable lease term in excess of one year as of August 31, 2000:

       2001                                $  102,957
       2002                                    88,767
       2003                                    85,626
       2004                                    76,204
       2005                                    76,204
     Thereafter                             1,092,254
                                           ----------
                                           $1,522,012
                                           ==========

Total rent expense under operating leases amounted to $132,446 and $20,095, respectively, years ended August 31, 2000 and 1999.

Included in the above rent expense amount for the year ended August 31, 2000 is approximately $75,000 of rent expense relating to operating facilities leased from a related party. For the year ended August 31, 1999, all amounts due under related party lease agreements were waived. As of August 31, 2000, the Company is obligated under related party lease agreements for annual rentals of approximately $76,000 through December 31, 2019.

Accounts receivable, related parties at August 31, 2000 and 1999 consist of $264,611 and $64,052, respectively. These amounts are due from certain directors and employees of the Company for various loans and advances. The amounts are due on demand, are non-interest bearing, and are unsecured.

Advances from stockholders at August 31, 2000 and 1999 consist of $102,830 and $203,735, respectively. The amounts are due on demand, are non-interest bearing, and are unsecured.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

                      Callmate Telecom International, Inc.

                   Notes to Consolidated Financial Statements

                      Years Ended August 31, 2000 and 1999



12.  Income Taxes

The Company is a corporation that reports and files certain of its corporate business tax returns with the Inland Revenue, which governs the administration of income taxes for the United Kingdom. In addition, the Company files a corporate business tax return with the Central Board of Revenue, which governs the administration of income taxes for Pakistan. For the years ended August 31, 2000 and 1999, the Company did not recognize an income tax provision due to the losses incurred.

Temporary differences giving rise to the deferred tax asset consist of unused operating loss carryforwards that may be applied against future taxable income. These losses can be carried forward indefinitely. Temporary differences giving rise to the deferred tax liability consist mainly of the excess of depreciation for income tax purposes over the amount for financial reporting purposes.

Amounts of deferred tax assets and liabilities are as follows:

    Deferred tax asset              $ 890,664
    Deferred tax liability            (49,800)
                                    ---------
    Net deferred tax asset            840,864
    Valuation allowance              (840,864)
                                    ---------
                                    $       0
                                    =========

                      Callmate Telecom International, Inc.

                   Notes to Consolidated Financial Statements

                      Years Ended August 31, 2000 and 1999



13.  Segment Information

The Company's operations are classified into two principal reportable segments that provide services to different geographic regions. Revenues and long-lived assets of these reportable segments are as follows:

                                 2000          1999
                             -----------   -----------
    Revenues:
      Europe                 $ 7,302,193   $19,356,607
      Pakistan                 1,312,899         5,230
                             -----------   -----------
                             $ 8,615,092   $19,361,837
                             ===========   ===========

    Operating loss:
      Europe                 $(3,510,644)  $  (197,259)
      Pakistan                  (377,802)     (163,507)
                             -----------   -----------
                             $(3,888,446)  $  (360,766)
                             ===========   ===========

    Depreciation expense:
      Europe                 $   348,654   $   204,798
      Pakistan                    50,260           493
                             -----------   -----------
                             $   398,914   $   205,291
                             ===========   ===========

    Identifiable assets:
      Europe                 $ 4,148,736   $ 5,593,174
      Pakistan                 1,155,654       925,560
                             -----------   -----------
                             $ 5,304,390   $ 6,518,734
                             ===========   ===========


14. Significant Supplier

During the years ended August 31, 2000 and 1999, purchases from two suppliers amounted to approximately $2,505,000 and $6,126,000, respectively, which represents 27 percent and 37 percent of total purchases, respectively. Amounts payable to these suppliers amounted to approximately $3,015,000 and $3,210,000 at August 31, 2000 and 1999, respectively.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

               CALLMATE TELECOM INTERNATIONAL INC.

               By: /s/ Mohammed Safdar Gohis
                   ------------------------------
                   President and Chairman of the Board

          In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

    Signature                   Title                                   Date
----------------------------------------------------------------------------

/s/ Mohammed Safdar Gohir       President and Chairman of the Board     December 14, 2000
------------------------------
Mohamed Safdar Gohir


/s/ Mahnoud Hashmi              Chief Executive Officer                 December 14, 2000
------------------------------
Mahmoud Hashmi                  and Director

/s/ Mazhar Hussain              Vice President, Principal               December 14, 2000
------------------------------  Accounting Officer, Treasurer
Mazhar Hussain                  and Director


/s/ Mahboob Ahmed               Vice President, Secretary               December 14, 2000
------------------------------
Mahboob Ahmed                   and Director


                                Director                                December 14, 2000
------------------------------
Kashef Zahoor