Form 10KSB/A
period 2000-08-31
CALLMATE TELECOM INTERNATIONAL INC/WY
filed 2001-01-05
CIK 1096857

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                  -------------

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

           As of December 12, 2000 there were 14,315,893 shares of Common Stock, par value $.001 per share, outstanding.

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

Summary Compensation Table


Name and Principal                              All Other
Position                      Year   Salary    Compensation
-----------------------------------------------------------

Mahmoud Hashmi                2000     -0-           -0-
CEO                           1999     -0-           -0-
                              1998     -0-           -0-

Mohammed Safdar Gohir         2000   $20,425         -0-
Chairman and President        1999   $16,595         -0-
                              1998   $14,935         -0-


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

In our previously issued report dated December 4, 2000, we expressed an opinion that the 2000 consolidated financial statements did not include summary financial statements, as required by accounting principles generally accepted in the United States of America, for one of the companies in which Callmate Telecom International, Inc. has an investment, which is accounted for by the equity method of accounting. As described in Note 9, the Company has now presented the summary financial statements to conform with accounting principles generally accepted in the United States of America. Accordingly, our present opinion on the consolidated financial statements, as presented herein, is different from that expressed in our previous report.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callmate Telecom International, Inc. as of August 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As further discussed in Note 3, the accompanying consolidated financial statements for 1999 have been restated for a correction of an error that resulted in the overstatement of cash held in trust accounts and advances from stockholders in the amount of $850,000.



Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
December 4, 2000, except for Note 9, as to which the date is January 3, 2001.

                      Callmate Telecom International, Inc.

                          Consolidated Balance Sheets


                                                                 August 31,
                                                           ----------------------
                                                              2000        1999
                                                           ----------------------
Assets
Current assets:
  Cash and cash equivalents                                $  580,607  $2,164,992
  Cash held in trust accounts                                  11,289   1,032,886
  Restricted cash and cash equivalents                        453,570     160,866
  Accounts receivable, trade                                  433,354     464,544
  Accounts receivable, related parties                        264,611      64,052
  Accounts receivable, other                                  224,035
  Notes receivable, including related party of $137,287       287,287
  Restitution receivable                                      424,234     470,150
  Prepaid expenses and other current assets                   533,850     314,965
                                                            ---------   ---------
Total current assets                                        3,212,837   4,672,455
                                                           ----------------------

Property and equipment, net of accumulated depreciation     1,517,856   1,277,280
                                                           ----------------------

Other assets:
  Investments, at equity                                      465,626
  Other                                                       108,071     568,999
                                                           ----------------------
Total other assets                                            573,697     568,999
                                                           ----------------------



                                                           $5,304,390  $6,518,734
                                                           ======================


The accompanying notes are an integral part of the consolidated financial statements. F-2

                                                                            August 31,
                                                                      ----------------------
                                                                         2000        1999
                                                                      ----------------------
Liabilities and Stockholders' Deficit
Current liabilities:
  Checks drawn in excess of bank balance                              $  144,571
  Accounts payable, trade                                              6,501,698  $5,887,462
  Advances from stockholders                                             102,830     203,735
  Accrued expenses                                                       660,784      74,430
  Current portion of obligations under capital leases                     17,055
  Deferred revenue                                                     1,364,560     755,274
                                                                       ---------     --------


Total current liabilities                                              8,791,498    6,920,901
                                                                       ----------------------


Long-term liabilities:
  Obligations under capital leases, net of current portion                17,505
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

       Current Assets                          $  2,005
                                                -------
       Total Assets                            $ 78,418
                                                -------
       Current Liabilities                     $118,396
                                                -------
       Total Liabilities                       $118,396
                                                -------
       Stockholders Deficit                    $(39,978)


Following is a summary of the financial position of X-Tech International Solutions Limited ("X-Tech") as of August 31, 2000:

        Current assets                                   $52,257
                                                         --------
        Total assets                                     $52,257
                                                         --------
        Current liabilities                              $55,070
                                                         --------
        Total liabilities                                $55,070
                                                         --------
        Stockholders' deficit                            $(2,813)
                                                         --------

From the date of investment in X-Tech through August 31, 2000, X-Tech had no significant income or loss. Therefore, the carrying value of this investment at August 31, 2000 is $405,626, which represents the original cost.

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

    Signature                   Title                                   Date
----------------------------------------------------------------------------

/s/ Mohammed Safdar Gohir       President and Chairman of the Board     January 5, 2001
------------------------------
Mohamed Safdar Gohir


/s/ Mahmoud Hashmi              Chief Executive Officer                 January 5, 2001
------------------------------
Mahmoud Hashmi                  and Director

/s/ Mazhar Hussain              Vice President, Principal               January 5, 2001
------------------------------  Accounting Officer, Treasurer
Mazhar Hussain                  and Director


/s/ Mahboob Ahmed               Vice President, Secretary               January 5, 2001
------------------------------
Mahboob Ahmed                   and Director


                                Director                                January 5, 2001
------------------------------
Kashef Zahoor