Form 10QSB
period 2000-10-30
CALLMATE TELECOM INTERNATIONAL INC/WY
filed 2001-02-02
CIK 1096857

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended November 30, 2000

                                      or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 000-27773

                      CALLMATE TELECOM INTERNATIONAL INC.

            (Exact name of registrant as specified in its charter)

Florida                                                     59-3134518
-------                                                     -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1 Wilton Street
Bradford, England                                                 BD5 OAX
-----------------                                                 -------------
(Address of principal executive offices)                             (Zip Code)

     44 127 4301 500 (Registrant's telephone number, including area code)
     ---------------

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of shares outstanding of the registrant's Common Stock, $.001 Par Value, on February 1, 2001 was 26,315,893 shares.

                      CALLMATE TELECOM INTERNATIONAL INC.
               NOVEMBER 30, 2000 QUARTERLY REPORT ON FORM 10-QSB

                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                                                                     Page Number
Item 1.           Financial Statements
                  Consolidated Balance Sheet as of November 30, 2000 ...............................................           1
                  Consolidated Statements of Income
                       for the three months ended November 30, 2000 and 1999........................................           2
                  Consolidated Statements of Cash Flows
                       for the three months ended November 30, and 1999.............................................           3
                  Consolidated Statement of Changes in Stockholders' Deficit
                       for the three months ended November 30, 2000.................................................           4
                  Notes to Consolidated Financial Statements........................................................           5
Item 2.           Management's Discussion and Analysis of Financial Condition and
                       Results of Operations........................................................................           7
Item 3.           Quantitative and Qualitative Disclosures About Market Risk........................................           9

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.................................................................................          10
Item 2.           Changes in Securities and Use of Proceeds.........................................................          10
Item 3.           Defaults Upon Senior Securities...................................................................          10
Item 4.           Submission of Matters to a Vote of Security Holders...............................................          10
Item 5.           Other Information.................................................................................          10
Item 6.           Exhibits and Reports on Form 8-K..................................................................          10
                  Signatures........................................................................................          11

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     Callmate Telecom International, Inc.

                       Consolidated Financial Statements

           Three Months Ended November 30, 2000 and 1999 (Unaudited)


                                   Contents

Consolidated Financial Statements:

    Consolidated Balance Sheet...............................................................................     1
    Consolidated Statements of Operations....................................................................     2
    Consolidated Statements of Changes in Stockholders' Deficit..............................................     3
    Consolidated Statements of Cash Flows....................................................................     4
    Notes to Consolidated Financial Statements...............................................................   5-6

                     Callmate Telecom International, Inc.


                          Consolidated Balance Sheet

                         November 30, 2000 (Unaudited)

Assets
Current assets:
    Cash and cash equivalents                                                                        $      294,986
    Restricted cash and cash equivalents                                                                    453,570
    Accounts receivable, trade                                                                              755,591
    Accounts receivable, related parties                                                                     67,706
    Accounts receivable, other                                                                              307,723
    Notes receivable, including related party of $70,420                                                    220,420
    Restitution receivable                                                                                  415,934
    Prepaid expenses and other current assets                                                               578,626
                                                                                                     --------------
Total current assets                                                                                      3,094,556
                                                                                                     ==============

Property and equipment, net of accumulated depreciation                                                   1,421,081
                                                                                                     --------------

Other assets:
    Investments, at equity                                                                                  465,626
    Other                                                                                                   100,937
                                                                                                     --------------
Total other assets                                                                                          566,563
                                                                                                     --------------

                                                                                                     $    5,082,200
                                                                                                     ==============

                     Liabilities and Stockholders' Deficit
                     -------------------------------------

Current liabilities:
    Accounts payable, trade                                                                          $    6,857,541
    Advances from stockholders                                                                              229,902
    Accrued expenses                                                                                      1,048,326
    Current portion of obligations under capital leases                                                       9,325
    Notes payable                                                                                            88,442
    Deferred revenue                                                                                      1,227,577
                                                                                                     --------------
Total current liabilities                                                                                 9,461,113
                                                                                                     --------------

Long-term liabilities:
    Obligations under capital leases, net of current portion                                                 22,229
                                                                                                     --------------

Stockholders' deficit:
    Common stock; $.001 par value; 50,000,000 shares authorized;
        26,315,893 shares issued and outstanding                                                             26,316
    Additional paid-in capital                                                                            1,461,270
    Accumulated deficit                                                                                  (6,345,085)
    Accumulated other comprehensive income                                                                  456,357
                                                                                                     --------------
Total stockholders' deficit                                                                              (4,401,142)
                                                                                                     --------------

                                                                                                     $    5,082,200
                                                                                                     ==============

The accompanying notes are an integral part of the consolidated financial
statements.                                                                    1

                     Callmate Telecom International, Inc.

                     Consolidated Statements of Operations

                                                                                        Three Months Ended
                                                                             --------------------------------------
                                                                              November 30,             November 30,
                                                                                 2000                    1999
                                                                             --------------------------------------
                                                                               (Unaudited)             (Unaudited)
Revenues                                                                     $      3,902,758         $  2,697,538

Cost of revenues                                                                    3,592,055            1,738,097
                                                                             -------------------------------------

Gross profit                                                                          310,703              959,441

Selling, general and administrative expense                                         1,197,072              789,016
                                                                             -------------------------------------

(Loss) income from operations                                                        (886,369)             170,425

Other (expense) income                                                                 (5,252)              17,225
                                                                             -------------------------------------

Net (loss) income                                                            $       (891,621)        $    187,650
                                                                             =====================================

Net (loss) income per common share                                           $           (.03)        $        .01
                                                                             =====================================

Weighted average number of common shares outstanding                               26,315,893           26,200,000
                                                                             =====================================



The accompanying notes are an integral part of the consolidated financial
statements.                                                                    2

                     Callmate Telecom International, Inc.

          Consolidated Statements of Changes in Stockholders' Deficit

               Three Months Ended November 30, 2000 (Unaudited)


                                                                                                           Accumulated
                                                        Common Stock        Additional                         Other
                                                        ------------          Paid-In       Accumulated    Comprehensive
                                                     Shares      Amount       Capital         Deficit         Income       Total
                                                ------------------------------------------------------------------------------------
Balance, August 31, 2000, as previously
    reported                                    14,315,893     $14,316    $1,252,310        $(5,110,239)     $339,000    (3,504,613)


Adjustment in connection with  pooling of
    interests (unaudited)                       12,000,000      12,000       208,960           (343,225)                   (122,265)
                                                ------------------------------------------------------------------------------------

Balance, August 31, 2000, as restated
    (unaudited)                                 26,315,893      26,316     1,461,270         (5,453,464)     $339,000    (3,626,878)


Components of comprehensive loss:
    Foreign currency translation adjustment
        (unaudited)                                                                                           117,357      117,357
    Net loss for the period (unaudited)                                                        (891,621)                  (891,621)
                                                                                                                         -----------
Total comprehensive loss                                                                                                  (774,264)
                                                ------------------------------------------------------------------------------------

Balance, November 30, 2000 (unaudited)          26,315,893     $26,316    $1,461,270        $(6,345,085)     $456,357   (4,401,142)
                                                ====================================================================================



The accompanying notes are an integral part of the consolidated financial
-------------------------------------------------------------------------
statements.                                                                    3
----------

                     Callmate Telecom International, Inc.

                     Consolidated Statements of Cash Flows

                                                                                      Three Months Ended
                                                                            ---------------------------------------
                                                                                November 30,          November 30,
                                                                                   2000                  1999
                                                                            ---------------------------------------
                                                                               (unaudited)            (unaudited)
Operating activities
    Net (loss) income                                                       $       (891,621)       $      187,650
                                                                            --------------------------------------
    Adjustments to reconcile net (loss) income to net
        cash used by operating activities:
           Depreciation                                                              306,040                66,802
           Increase in:
               Accounts receivable                                                  (467,235)             (179,978)
               Other assets                                                          (10,191)             (146,650)
           Increase (decrease) in:
               Accounts payable                                                      479,608               (92,207)
               Accrued expenses                                                      414,564               (17,089)
               Deferred revenue                                                     (104,757)               (4,739)
                                                                            --------------------------------------
    Total adjustments                                                                638,411              (373,861)
                                                                            --------------------------------------
    Net cash used by operating activities                                           (253,210)             (186,211)
                                                                            --------------------------------------

Investing activities
    Change in restricted cash                                                                               (3,147)
    Cash held in trust                                                                11,289              (353,107)
    Deposit on stock purchase and exchange agreement                                                      (500,000)
    Acquisition of property and equipment                                           (231,314)              (58,078)
    Acquisition of investments                                                                            (135,000)
    Funds received on notes receivable                                                60,529
    Funds received from (advanced to) related parties                                208,378               (67,146)
                                                                            --------------------------------------
    Net cash provided (used) by investing activities                                  48,882            (1,116,478)
                                                                            --------------------------------------

Financing activities
    Payments on capital lease obligations                                             (2,369)
    Decrease in checks drawn in excess of bank balance                              (144,033)
    Proceeds from stockholder advances                                                15,084               981,125
                                                                            --------------------------------------
    Net cash (used) provided by financing activities                                (131,318)              981,125
                                                                            --------------------------------------

Effect of exchange rate changes on cash and cash equivalents                          (1,760)              (11,933)
                                                                            --------------------------------------

Net decrease in cash and cash equivalents                                           (337,406)             (333,497)

Cash and cash equivalents, beginning of period                                       632,392             2,259,735
                                                                            --------------------------------------

Cash and cash equivalents, end of period                                    $        294,986        $    1,926,238
                                                                            ======================================


The accompanying notes are an integral part of the consolidated financial
-------------------------------------------------------------------------
statements.                                                                    4
----------

                     Callmate Telecom International, Inc.


                  Notes to Consolidated Financial Statements

           Three Months Ended November 30, 2000 and 1999 (Unaudited)




1.   Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended November 30, 2000 and 1999, (b) the financial position at November 30, 2000, and (c) cash flows for the three-month periods ended November 30, 2000 and 1999, have been made. The results of operations for the three-month period ended November 30, 2000 are not necessarily indicative of those to be expected for the entire year.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended August 31, 2000.

2.   Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained substantial losses for the three months ended November 30, 2000 and the year ended August 31, 2000. In addition, the Company has negative working capital of approximately $6,367,000 at November 30, 2000 and its liabilities exceed its assets by approximately $4,401,000 at November 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management of the Company is currently seeking additional revenue sources, expanding their customer base, and seeking additional equity capital to mitigate the above factors.


                                         5
                                    ------

                     Callmate Telecom International, Inc.


                  Notes to Consolidated Financial Statements

           Three Months Ended November 30, 2000 and 1999 (Unaudited)




3.   Business Acquisition

On November 23, 2000, the Company acquired Webengine Technologies International, Inc. ("Webengine") in a business combination accounted for as a pooling of interests. Webengine, which through its wholly owned subsidiary Cyberstation Computers & Support Inc., engages in the provision of software solutions and services to facilitate e-commerce transactions, became a wholly owned subsidiary of the Company through the exchange of 12,000,000 shares of the Company's common stock for all of the outstanding stock of Webengine. The accompanying consolidated financial statements for the three months ended November 30, 2000 are based on the assumption that the companies were combined for the full period, and the consolidated financial statements for the three months ended November 30, 1999 have been restated to give effect to the combination.

Summarized results of operations of the separate companies from September 1, 2000 through November 30, 2000 (which is not materially different from November 23, 2000), are as follows:

                                             Callmate             Webengine
                                            --------------------------------
     Revenues                               $   3,742,728        $   160,030
                                            ================================
     Net (loss) income                      $    (920,596)       $    28,975
                                            ================================

Following is a reconciliation of the amounts of revenues and net income previously reported for the three months ended November 30, 1999 with restated amounts:

     Revenues:
       As previously reported                                    $ 2,502,010
       Webengine                                                     195,528
                                                                 -----------
       As restated                                               $ 2,697,538
                                                                 ===========

     Net income:
       As previously reported                                    $   147,427
       Webengine                                                      40,223
                                                                 -----------
                                                                 $   187,650
                                                                 ===========
4.   Change in Accounting Estimate

During the three-month period ended November 30, 2000, the Company reduced its estimate of the useful lives of certain machinery and equipment to reflect technological changes. This change had the effect of increasing net loss for the three months ended November 30, 2000 by $190,622 ($.007 per share).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Form 10-QSB.

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

INCOME STATEMENT DATA

                                                                                Three Months Ended
                                                                       ---------------------------------
                                                                         November 30,       November 30,
                                                                            2000               1999
                                                                       ---------------------------------
     Total revenue                                                     $  3,902,758         $  2,697,538
                                                                       =================================
     Net (loss) income                                                 $   (891,621)        $    187,650
                                                                       =================================
     Net (loss) income per common share                                $       (.03)        $        .01
                                                                       =================================
     Weighted average number of common shares outstanding                26,315,893           26,200,000
                                                                       =================================

BALANCE SHEET DATA

                                                                                            November 30,
                                                                                               2000
                                                                                            ============
     Total assets                                                                           $  5,082,200
                                                                                            ============
     Working capital                                                                        $ (6,366,557)
                                                                                            ============
     Long-term debt                                                                         $     22,229
                                                                                            ============
     Stockholders' deficit                                                                  $ (4,401,142)
                                                                                            ============

                             RESULTS OF OPERATIONS

                                   Revenues

Revenues for the three-month period ended November 30, 2000 totaled $3,902,758, an increase of 45 percent from the $2,697,538 of revenues for the comparable period in 1999. This decrease is attributable to increasing marketing activities by the company.

                               Cost of Revenues

For the three months ended November 30, 2000, the cost of revenues increased to $3,592,055 from the $1,738,097 of costs for the three months ended November 30, 1999. This increase is mainly due to increased prices from suppliers and increased competition.

Gross profit margin decreased 28 percent for the three months ended November 30, 2000 to a gross profit margin of 8 percent from an overall gross profit margin of 36 percent for the three months ended November 30, 1999. This is principally attributable to increased competition and other competitive industry pressures.

                 Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended November 30, 2000 were $1,197,072 as compared to $789,016 for the similar period last year. This 52 percent increase of selling, general and administrative expenses is principally attributable to increased competition which required increased spending on marketing, sales, and advertising.

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

                                  Net Income

Net loss for the three months ended November 30, 2000 amounted to $891,621 as compared to net income of $187,650 for the three months ended November 30, 1999. This increase in net loss is principally attributable to increased competitive pressures and the costs associated with these.

                              Earnings Per Share

For the three months ended November 30, 2000, basic and diluted loss per share amounted to $(.03). For the comparable period in 1999, basic and diluted income per share amounted to $.01. The increase in loss per share is due principally to the increase in net loss of $1,079,271.

LIQUIDITY AND CAPITAL RESOURCES

                             Operating Activities

For the three months ended November 30, 2000, net cash used by operating activities amounted to $253,210, an increase from the net cash used by operating activities of $186,211 for the comparable period in 1999. The increase in cash used is primarily the result of competitive pressures requiring additional spending on marketing, sales and advertising.

                             Investment Activities

The Company's investment activities include equipment purchases, deposits for stock purchases, investments, and net changes in restricted cash.

Net cash provided by investing activities for the three months ended November 30, 2000 was $48,882 as compared to net cash used by investing activities of $1,116,478 for the comparable period in 1999. The decrease in cash expended for investing activities is due primarily to deposits on stock purchase agreements and investment acquisitions totaling $635,000 during the three months ended November 30, 1999.

                             Financing Activities

The Company's financing activities include proceeds from stockholder advances.

Net cash of $131,318 was used by financing activities for the three months ended November 30, 2000 as compared to net cash provided of $981,125 by financing activities for the three months ended November 30, 1999. The decrease in cash provided by financing activities results from proceeds on stockholder advances in the prior period.


CAPITAL RESOURCES

At November 30, 2000, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

The Company believes that its current operations and cash balances, combined with management seeking additional revenue sources, expanding their customer base, and seeking additional equity funding, will be sufficient to satisfy its currently anticipated cash requirements for the next 12 months; however, no assurances can be given. Additional capital could be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering, secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

     The Company was recently successful in this suit and was awarded a judgement in the amount of approximately $340,000 plus interest.

     Other than the above the Company is not subject to any material legal proceedings.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.   DEFAULTS IN SENIOR SECURITIES

        None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.   OTHER INFORMATION

        None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Reports on Form 8-K.

        The Company did not file any reports on Form 8-K during the three month period ended September 30, 2000.

(c)     Exhibits.

        27     Financial Data Schedule

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Callmate Telecom International Inc.



Dated: February 2, 2001                      By: /s/ Mahmoud Hashmi
                                                --------------------------------
                                             Mahmoud Hashmi
                                             Chief Executive Officer

                                 EXHIBIT INDEX

27   Financial Data Schedule