Form 10QSB
period 2001-02-28
BANKENGINE TECHNOLOGIES INC
filed 2001-05-21
CIK 1096857

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 28, 2001

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-27773

                          BANKENGINE TECHNOLOGIES, INC.
            (Formerly known as Callmate Telecom International, Inc.)
             (Exact name of registrant as specified in its charter)



Florida                                                              59-3134518
-------                                                     -------------------
(State of                                                      (I.R.S. Employer
incorporation)                                              Identification No.)


         725 Port St. Lucie Blvd., Suite 201, Port St. Lucie, FL, 34984
          (Address of principal executive offices, including zip code)

                                 (888) 672-5935
              (Registrant's telephone number, including area code)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The number of shares outstanding of the registrant's Common Stock, $.001 Par Value, on May 18, 2001, was 17,115,893 shares.

                          BANKENGINE TECHNOLOGIES, INC.
            (formerly known as Callmate Telecom International, Inc.)

                FEBRUARY 28, 2001 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION
                                                                               Page Number

Item 1.   Financial Statements.................................................... 4
Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations.............................................. 9


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................13
Item 2.   Changes in Securities and Use of Proceeds...............................13
Item 3.   Defaults Upon Senior Securities.........................................13
Item 4.   Submission of Matters to a Vote of Security Holders.....................13
Item 5.   Other Information.......................................................13
Item 6.   Exhibits and Reports on Form 8-K........................................13

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, BankEngine Technologies, Inc. (the "Company") disclaims any obligations to update any forward-looking statements to reflect events of circumstances after the date hereof.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BANKENGINE  TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies Inc.)
Consolidated Balance Sheet
As of February 28, 2001
(Unaudited)

                           ASSETS

Current

Cash                                                                82,555
Accounts receivable                                                 13,834
Prepaid expenses and sundry                                          5,266
                                                                ----------
                                                                   101,655

CAPITAL, net of accumulated depreciation                             9,002
                                                                ----------

                                                                   110,657
                                                                ==========

                           LIABILITIES

Current

Accounts payable                                                     1,454
Income taxes payable                                                50,000
Shareholder advances                                               126,830
                                                                ----------
                                                                   178,284
                                                                ----------



                  STOCKHOLDERS' DEFICIENCY

Common stock; $.001 par value;
 50,000,000 shares authorized;
17,115,893 shares issued and outstanding                               130

Accumulated deficit                                                (86,009)
Accumulated other comprehensive income                              18,252
                                                                ----------

                                                                   (67,627)
                                                                ----------


                                                                   110,657
                                                                ==========

The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE  TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies Inc.)
Consolidated Statement of Operations
For the periods ended February 28, 2001 and 2000
(Unaudited)

                                                            Three months ended              Six months ended
                                                               February 28,                    February 28,
                                                            2001            2000            2001          2000
Revenues                                                 135,026               0         295,057       195,528

Cost of revenues                                          26,940          30,881          51,062        91,679
                                                      ----------      ----------      ----------    ----------

Gross profit                                             108,086         (30,881)        243,995       103,849

Selling, general and administrative expenses              34,735          16,576         156,237       111,083
                                                      ----------      ----------      ----------    ----------


Net income (loss)                                         73,351         (47,457)         87,758        (7,234)
                                                      ==========      ==========      ==========    ==========

Net income (loss) per common share                         0.004          (0.003)          0.005          0.00
                                                      ----------      ----------      ----------    ----------

Weighted average number of
Common shares outstanding                             17,115,893      17,115,893      17,115,893    17,115,893
                                                      ----------      ----------      ----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE  TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies Inc.)
Consolidated statements of changes in Stockholders Deficiency
For the periods ended February 28, 2001
(Unaudited)

                                                                                               Accumulated
                                                  Common Stock           Accumulated                 other
                                               Shares      Amount            deficit         comprehensive
                                                                                                    income
Balance August 31, 2000                    17,115,893         130          (123,767)                     0

Net deficit on acquisition                                                  (50,000)

Net income for the period                                                    87,758

Foreign currency translation
 adjustment                                                                                         18,252
                                           ----------         ---          ---------                ------

Balance February 28, 2001                  17,115,893         130           (86,009)                18,252
                                           ==========         ===          =========                ======









The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE  TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies Inc.)
Consolidated Statement of Cash Flows
For the periods ended February 28, 2001 and 2000
(Unaudited)



                                                           Six months ended
                                                             February 28,
                                                           2001          2000


OPERATING ACTIVITIES

Net income (loss)                                        87,758        (7,234)
Adjustments to reconcile net income (loss) to net cash used by operating activities

  Depreciation                                            1,048         1,173
  (Increase) decrease in accounts receivable             31,953       (10,769)
                                                        -------       --------
Net cash provided by (used in) operating activities     120,759       (16,830)
                                                        -------       --------


Financing activities

  Repayment of loans                                    (89,989)          --
                                                        -------       --------


Increase (decrease) in cash                              30,770       (16,830)

Cash beginning of period                                 51,785        94,743
                                                       --------      --------

Cash end of period                                       82,555        77,913
                                                       ========      ========










The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE  TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies Inc.)
Notes to Consolidated Financial Statements
As of February 28, 2001 and 2000
(Unaudited)



1.      FINANCIAL STATEMENTS

        On January 5, 2001, Callmate Telecom International Inc. ("Callmate") acquired all of the issued and outstanding shares of common stock of Webengine Technologies, Inc. in exchange for 12,000,000 common shares of Callmate in a reverse acquisition. 9,200,000 common shares of Callmate held by a shareholder were cancelled in exchange for all of the UK operations of Callmate. The acquisition by the shareholders of WebEngine of a majority of the shares of Callmate has been accounted for as a reverse acquisition. As Callmate became substantially a shell after the removal of the UK operations, no goodwill has been reflected on this acquisition. Although Callmate is the legal acquirer, Webengine is treated as having acquired Callmate for accounting purposes. The historical financial statements of the Company are those of Webengine.

        The shareholders deficiency has been restated to reflect the opening shareholders' equity position of WebEngine Technologies Inc. in the amount of $130 for the remaining common stock of 17,115,893 shares.

        The estimated income tax costs of the divestiture of the UK operations, in the amount of $50,000, has been treated as a charge against retained earnings as no goodwill is to be reflected on the acquisition of the shell company.

        The financial statements of Callmate as at November 30, 2000 reflected the transaction as a pooling of interest on the basis of an agreement dated November 23, 2000. The closing date of the agreement was January 5, 2001 and this has been reflected in the current financial statements.

        On March 5, 2001 the company changed its name to BankEngine Technologies, Inc.

2.      BASIS OF PRESENTATION

        In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the six-month periods ended February 28, 2001 and 2000, (b) the financial position at February 28, 2001, and (c) cash flows for the six-month periods ended February 28, 2001 and 2000, have been made. The results of operations for the six-month period ended February 28, 2001 are not necessarily indicative of those to be expected for the entire year.

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

         Callmate Telecom International, Inc. ("Callmate") acquired WebEngine Technologies International, Inc. ("WebEngine") pursuant to a Share Purchase Agreement effective as of January 5, 2001. Callmate acquired all 12,000,000 shares of common stock of WebEngine in a share exchange, which exchange was effected on one-for-one basis. The transaction was reported on a Form 8-K filed with the Securities and Exchange Commission (the "SEC") on January 16, 2001. Subsequent thereto, Callmate changed its name to BankEngine Technologies, Inc. (the "Company") as reported on Schedule 14C. The Company filed the Definitive 14C on March 5, 2001.

         The Company decided to move away from the telecom business due to the increased competitiveness in this sector internationally and growing indebtedness. The trend internationally in the telecom sector is for consolidation and competition from transnational corporations continues to be fierce. Many competitors have since ceased operations.

         The strategic decision to shed the telecom business in the UK, while canceling 9.2 million shares as part of the original payment for the telecom assets, both alleviated most of the debt burden of the Company and reduced the outstanding share capital. The Company has chosen to focus solely on the business of acting as a solution provider for the purposes of processing online transactions for online merchants. The Company's previous acquisition of Cyberstation Inc. and its access to the BankEngine suite (the "BankEngine Suite") software was fortuitous and should, in the belief of management, help the Company secure sufficient market share. The software product is mature and adaptable.

         The Company will attempt to provide its BankEngine Suite of electronic commerce banking products to Internet merchants and financial institutions. The Company's product will provide means allowing merchants to process payments and screen against fraud and banks to manage their merchants and screen against fraud. The Company is able to support merchants and merchant banks worldwide.


         The Company has been providing online electronic transactions and fraud prevention since 1996. The BankEngine Suite consists of a complete, turnkey suite of secure electronic commerce banking solutions for Internet merchants and financial institutions. The BankEngine Suite includes CertEngine(TM), CardEngine(TM), CheqEngine(TM), ATMEngine(TM), BankEngine(TM), BankWeb(TM) and BankAdmin(TM).

         The BankEngine Suite encompasses a wide range of activities including credit card processing, electronic check processing, electronic cash & debit cards, electronic bank transfers, bank account management, accounting, secure PKI authentication including electronic signatures, and 2048 bit TLS encryption.

         Using the Internet to bridge the gap between merchants and banks, the Company currently supports merchants and merchant banks worldwide. The Company supports member banks in Canada, United States, Central America, Caribbean, Western Europe, Australia, and Asia Pacific, and supports 173 different currencies. Merchants are issued merchant accounts from their choice of BankEngine Suite-enabled member banks and can perform transactions with their accounts using the Internet, regardless of where in the world they are located. Merchants can easily integrate the Company's client software into their automated Internet servers and use the BankEngine Suite for their manual & batch processing.

         In addition, BankEngine Suite client software works with any type of Internet connection, and runs on multiple operating systems including Win32 (95/98/2000/NT) and most flavors of Unix, under a variety of computer hardware. BankEngine Suite client software can be used with any programming language. The BankEngine Suite is powerful enough and robust enough to allow each merchant to transact simultaneously from multiple Internet computers, multiple manual operators, and multiple batches. The BankEngine Suite protects the secrecy of each and every transaction and report synchronization, using its military grade security, which includes PKI authentication and 2048 bit TLS cryptography.

Results of Operations


THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2000

Revenues

Revenue for the three-month period ended February 28, 2001 totaled $135,026, an increase of 100% from the comparable period in 2000. This increase is attributable to the acquisition of WebEngine Technologies Inc. and the revenues included within its wholly owned subsidiary Cyberstation Inc.

Cost of Revenues

For the three months ended February 28, 2001, the cost of revenues decreased to $26,940 from $30,881 for the three months ended February 28, 2000. This decrease is mainly due to the decision to decrease advertising and marketing activity in the telecom area.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended February 28, 2001 were $34,735 as compared to $16,576 for the similar period in 2000. The 110% increase in selling, general and administrative expenses is principally attributable to changes required during the acquisition of WebEngine Technologies Inc.

Net Income

Net income for the three months ended February 28, 2001 amounted to $73,351 as compared to a net loss of $47,457 for the three months ended February 28, 2000. This increase in net income is principally attributable to the income inherent in the acquisition of WebEngine Technologies Inc. and a decrease in spending in the telecom business.

SIX MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO SIX MONTHS ENDED FEBRUARY 28,
2000

Revenues

Revenue for the six-month period ended February 28, 2001 totaled $295,057, an increase of 51% from the $195,528 in revenue for the comparable period in 2000. This increase is attributable to aggressive pricing in the telecom area as well as the acquisition of WebEngine Technologies Inc.

Cost of Revenues

For the six months ended February 28, 2001, the cost of revenues decreased to $51,062 from $91,679 for the six months ended February 28, 2000. This decrease is mainly due to a lack of spending in marketing and advertising in the telecom business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended February 28, 2001 were $156,237 as compared to $111,083 for the similar period in 2000. The 41% increase in selling, general and administrative expenses is principally attributable to activities involved with the acquisition of WebEngine Technologies Inc. and the consolidation of activities.

Net Income

Net income for the six months ended February 28, 2001 amounted to $87,758 as compared to a net loss of $7,234 for the six months ended February 28, 2000. This increase in net income is principally attributable to the income inherent in the acquisition of WebEngine Technologies Inc. and its subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the six months ended February 28, 2001, net cash provided by operating activities amounted to $120,749, an increase from the net cash used by operating activities of $16,830 for the comparable period in 2000. The increase in cash provided by operating activities is primarily the result of the decision to diminish spending in the areas of marketing and advertising in the telecom business that the Company decided to abandon.

Financing Activities

At February 28, 2001, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. The Company believes that its current operations and cash balances will be sufficient to satisfy its currently anticipated cash requirements for the next 12 months. However, additional capital could be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      10. Material Contracts.
         Common Stock Purchase Agreement executed January 19, 2001.

         19. Reports Furnished to Security Holders
         Definitive Schedule 14C filed with the Commission on March 6, 2001, which Schedule 14C is hereby incorporated by reference.

(b)      Reports on Form 8-K.

         The Company filed a report on Form 8-K on January 16, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BankEngine Technologies, Inc.


Dated: May 21, 2001                    By: /s/ Joseph Alves
                                           -----------------
                                           Joseph Alves
                                           Chairman and Chief Executive Officer

                                  EXHIBIT INDEX

10.      Common Stock Purchase Agreement

19.      Definitive Schedule 14C filed on March 6, 2001 filed by Callmate*

*Incorporated by reference