Form 10QSB/A
period 2001-02-28
BANKENGINE TECHNOLOGIES INC
filed 2001-07-16
CIK 1096857

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

               FEBRUARY 28, 2001 QUARTERLY REPORT ON FORM 10-QSB/A

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


                                                                                            Page Number
Item 1.           Financial Statements...............................................................4
Item 2.           Management's Discussion and Analysis of Financial Condition and
                       Results of Operations.........................................................9


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.................................................................12
Item 2.           Changes in Securities and Use of Proceeds.........................................12
Item 3.           Defaults Upon Senior Securities...................................................12
Item 4.           Submission of Matters to a Vote of Security Holders...............................12
Item 5.           Other Information.................................................................12
Item 6.           Exhibits and Reports on Form 8-K..................................................12


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB/A contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, BankEngine Technologies, Inc. (the "Company") disclaims any obligations to update any forward-looking statements to reflect events of circumstances after the date hereof.

BANKENGINE  TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies Inc.)
Revised Consolidated Balance Sheet
As of February 28, 2001
(Amounts Expressed in US Dollars)
(Unaudited)

                           ASSETS

Current

Cash                                                               235,830
Accounts receivable                                                 13,834
Prepaid expenses and sundry                                          5,266
                                                                ----------
                                                                   254,930

CAPITAL, net of accumulated depreciation                             9,002
                                                                ----------

                                                                   263,932
                                                                ==========

                           LIABILITIES

Current

Accounts payable                                                     1,454
Income taxes payable                                                50,000
Loans to stockholders                                              126,830
                                                                   -------
                                                                   178,284
                                                                   -------






                  STOCKHOLDERS' EQUITY

Common stock; $.001 par value;
 50,000,000 shares authorized;
17,115,893 shares issued and outstanding                           107,076

Accumulated deficit                                                (36,009)
Accumulated other comprehensive income                              14,581
                                                                ----------

                                                                    85,648
                                                                ----------


                                                                   263,932
                                                                ==========


The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE  TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies Inc.)
Revised Consolidated Statement of Operations
For the periods ended February 28, 2001 and 2000
(Amounts Expressed in US Dollars)
(Unaudited)




                                                           Three months ended              Six months ended
                                                              February 28,                   February 28,
                                                            2001            2000            2001          2000
Revenues                                                 135,026               0         295,057       195,528

Cost of revenues                                          26,940          30,881          51,062        91,679
                                                          ------          ------          ------        ------

Gross profit                                             108,086         (30,881)        243,995       103,849

Selling, general and administrative expenses              34,735          16,576         156,237       111,083
                                                          ------          ------         -------       -------


Net income (loss)                                         73,351         (47,457)         87,758        (7,234)
                                                          ======         ========         ======        =======

Net income (loss) per common share                          0.00           (0.00)           0.00         (0.00)
                                                            ----          ------           -----         -----

Weighted average number of
Common shares outstanding                             15,069,536      12,000,000      13,526,289    12,000,000
                                                      ----------      ----------      ----------    ----------




The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE  TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies Inc.)
Revised Consolidated statements of changes in Stockholders Equity
For the periods ended February 28, 2001
(Amounts Expressed in US Dollars)
(Unaudited)



                                                                                               Accumulated
                                                   Common Stock          Accumulated                 other
                                               Shares      Amount            deficit         comprehensive
                                                                                                    income
Balance, August 31, 2000                   12,000,000         130          (123,767)

Shares issued on acquisition                5,115,893     106,946

Net income for the period                                                    87,758

Foreign currency translation
 adjustment                                                                                         14,581
                                           ----------     -------           --------                ------

Balance, February 28, 2001                 17,115,893     107,076           (36,009)                14,581
                                           ==========     =======           ========                ======





The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE  TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies Inc.)
Revised Consolidated Statement of Cash Flows
For the periods ended February 28, 2001 and 2000
(Amounts Expressed in US Dollars)
(Unaudited)



                                                              Six months ended
                                                                February 28,
                                                              2001          2000


OPERATING ACTIVITIES

Net income (loss)                                            87,758      (7,234)
Adjustments to reconcile net income (loss) to net cash used by operating activities

Depreciation                                                  1,048       1,173
(Increase) decrease in accounts receivable                   28,282     (10,769)
Increase in income taxes payable                             50,000          --
                                                           --------    --------
Net cash provided by (used in) operating activities         167,088     (16,830)
                                                           --------    --------


Financing activities

Issuance of capital stock                                   106,946          --
Repayment of loans                                          (89,989)         --
                                                           --------    --------
                                                             16,957          --
                                                           --------    --------

Increase (decrease) in cash                                 184,045     (16,830)

Cash, beginning of period                                    51,785      94,743
                                                           --------    --------

Cash, end of period                                         235,830      77,913
                                                           ========    ========


The accompanying notes are an integral part of these consolidated financial statements

BANKENGINE  TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies Inc.)
Revised Notes to Consolidated Financial Statements
As of February 28, 2001 and 2000
(Amounts Expressed in US Dollars)
(Unaudited)



   1.   FINANCIAL STATEMENTS

        On January 5, 2001, Callmate Telecom International Inc. (Callmate) acquired all of the issued and outstanding shares of common stock of WebEngine Technologies, Inc. in exchange for 12,000,000 common shares of Callmate in a reverse acquisition. 9,200,000 common shares of Callmate held by a shareholder were cancelled in exchange for all of the UK operations of Callmate. The acquisition by the shareholders of WebEngine of a majority of the shares of Callmate has been accounted for as a reverse acquisition. As Callmate became substantially a shell after the removal of the UK operations, no goodwill has been reflected on this acquisition. Although Callmate is the legal acquirer, WebEngine is treated as having acquired Callmate for accounting purposes. The historical financial statements of the Company are those of WebEngine.

        The shareholders equity has been restated to reflect the net asset value in the amount of $107,076 attributable to the remaining common stock of Callmate of 5,115,893 shares. Cash of $157,076 previously omitted in error has been reflected in these consolidated financial statements.

        The estimated income tax costs of the divestiture of the UK operations, in the amount of $50,000, has been treated as a reduction of the assets acquired on the acquisition of the shell company.

        The financial statements of Callmate as at November 30, 2000 reflected the transaction as a pooling of interest on the basis of an agreement dated November 23, 2000. The closing date of the agreement was January 5, 2001 and this has been reflected in the current financial statements.

        On March 5, 2001 the company changed its name to BankEngine Technologies Inc.


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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Callmate Telecom International, Inc. ("Callmate") acquired WebEngine Technologies International, Inc. ("WebEngine") pursuant to a Share Purchase Agreement effective as of January 5, 2001. Callmate acquired all 12,000,000 shares of common stock of WebEngine in a share exchange, which exchange was effected on a one-for-one basis. The transaction was reported on a Form 8-K filed with the Securities and Exchange Commission (the "SEC") on January 16, 2001. Subsequent thereto, Callmate changed its name to BankEngine Technologies, Inc. (the "Company") as reported on Schedule 14C. The Company filed the Definitive 14C on March 5, 2001.


The Company decided to move away from the telecom business due to the increased competitiveness in this sector internationally and growing indebtedness. The trend internationally in the telecom sector is for consolidation and competition from transnational corporations continues to be fierce. Many competitors have since ceased operations.

The strategic decision to shed the telecom business in the UK, while canceling
9.2 million shares as part of the original payment for the telecom assets, both alleviated most of the debt burden of the company and reduced the outstanding share capital. The Company has chosen to focus solely on the business of acting as a solution provider for the purposes of processing online transactions for online merchants. The Company's previous acquisition of Cyberstation Inc. and its access to BankEngine suite of software was fortuitous and should help the company secure sufficient market share. The software product is mature and adaptable.

The Company will thus attempt to provide its BankEngine suite (the "BankEngine Suite") of electronic commerce banking products for Internet merchants and financial institutions. The Company's product will provide systems that allow merchants to process payments and screen against fraud and banks to manage their merchants and screen against fraud. BankEngine is able to support merchants and merchant banks worldwide.

BankEngine has been providing online electronic transactions and fraud prevention since 1996. The BankEngine Suite consists of a complete, turnkey suite of secure electronic commerce banking solutions for Internet merchants and financial institutions. The BankEngine suite includes: CertEngine(TM), CardEngine(TM), CheqEngine(TM), ATMEngine(TM), BankEngine(TM), BankWeb(TM) and BankAdmin(TM).

The BankEngine suite encompasses a wide range of activities including credit card processing, electronic check processing, electronic cash & debit cards, electronic bank transfers, bank account management, accounting, secure PKI authentication including electronic signatures, and 2048 bit TLS encryption.


Using the Internet to bridge the gap between merchants and banks, BankEngine currently supports merchants and merchant banks worldwide. BankEngine supports member banks in Canada, United States, Central American, Caribbean, Western Europe, Australia, and Asia Pacific, and supports 173 different currencies. Merchants are issued merchant accounts from their choice of BankEngine enabled member banks and can perform transactions with their accounts using the Internet, regardless of where in the world they are located. Merchants can easily integrate BankEngine client software into their automated Internet servers and use BankEngine for their manual & batch processing.


In addition, BankEngine client software works with any type of Internet connection, and runs on multiple operating systems including Win32 (95/98/2000/NT) and most flavors of Unix, under a variety of computer hardware. BankEngine client software can be used with any programming language. BankEngine is powerful enough and robust enough to allow each merchant to transact simultaneously from multiple Internet computers, multiple manual operators, and multiple batches. BankEngine protects the secrecy of each and every transaction and report synchronization, using its military grade security, which includes PKI authentication and 2048 bit TLS cryptography.

Results of Operations


THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2000


Revenues

Revenue for the three-month period ended February 28, 2001 totaled $135,026, an increase of 100% from the comparable period in 2000. This increase is attributable to acquisition of WebEngine Technologies Inc. and the revenues included within its wholly-owned subsidiary Cyberstation Inc.


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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended February 28, 2001 were $156,237 as compared to $111,083 for the similar period in 2000. The 41% increase in selling, general and administrative expenses is principally attributable to activities involved with the acquisition of WebEngine Technologies Inc. and consolidation of activities.


Net Income

Net income for the six months ended February 28, 2001 amounted to $87,758 as compared to a net loss of $7,234 for the six months ended February 28, 2000. This increase in net income is principally attributable to the income inherent in the acquisition of WebEngine Technologies Inc. and its subsidiary.



LIQUIDITY AND CAPITAL RESOURCES


Operating Activities


For the six months ended February 28, 2001, net cash provided by operating activities amounted to $167,088, an increase from the net cash used by operating activities of $16,830 for the comparable period in 2000. The increase in cash provided by operating activities in primarily the result of the decision to diminish spending in the areas of marketing and advertising in the telecom business with the company decided to abandon.


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
         Common Stock Purchase Agreement executed January 19, 2001, filed with the Commission as an exhibit to the Form QSB on May 21, 2001, and amended hereby, which Common Stock Purchase Agreement is hereby incorporated by reference.

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

                                      BankEngine Technologies, Inc.


Dated: July 16, 2001                   By: /s/ Joseph Alves
                                          -------------------------------------
                                       Joseph Alves
                                       Chairman and Chief Executive Officer

                                  EXHIBIT INDEX

10.      Common Stock Purchase Agreement*

19.      Definitive Schedule 14C filed on March 6, 2001 filed by Callmate*

*Incorporated by reference