Form 10QSB
period 2001-05-31
BANKENGINE TECHNOLOGIES INC
filed 2001-07-16
CIK 1096857

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2001

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-27773

                          BANKENGINE TECHNOLOGIES, INC.
            (Formerly known as Callmate Telecom International, Inc.)
             (Exact name of registrant as specified in its charter)



Florida                                                             59-3134518
-------                                                             ----------
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

        Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        The number of shares outstanding of the registrant's Common Stock, $.001 Par Value, on July 16, 2001, was 17,115,893 shares.

                          BANKENGINE TECHNOLOGIES, INC.
            (formerly known as Callmate Telecom International, Inc.)

                  MAY 31, 2001 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS


PART I         FINANCIAL INFORMATION
                                                                                     Page Number

Item 1.        Financial Statements..........................................................4
Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations....................................................9


PART II        OTHER INFORMATION

Item 1.        Legal Proceedings............................................................12
Item 2.        Changes in Securities and Use of Proceeds....................................12
Item 3.        Defaults Upon Senior Securities..............................................12
Item 4.        Submission of Matters to a Vote of Security Holders..........................12
Item 5.        Other Information............................................................12
Item 6.        Exhibits and Reports on Form 8-K.............................................12

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANKENGINE  TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies Inc.)


Consolidated Balance Sheet
As of May 31, 2001
(Amounts Expressed in US Dollars)
(Unaudited)

                      ASSETS

Current

Cash                                                  190,341
Accounts receivable                                     9,004
Prepaid expenses and sundry                             3,707
                                                     --------
                                                      203,052

CAPITAL, net of accumulated depreciation               13,134
                                                     --------

                                                      216,186
                                                     ========

                      LIABILITIES

Current

Accounts payable                                       17,873
Income taxes payable                                   50,000
Loans to stockholders                                 127,129
                                                     --------
                                                      195,002
                                                     --------


               STOCKHOLDERS' EQUITY

Common stock; $.001 par value;
50,000,000 shares authorized;
17,115,893 shares issued and outstanding              107,076

Accumulated deficit                                  (100,196)
Accumulated other comprehensive income                 14,304
                                                     --------

                                                       21,184
                                                     --------

                                                      216,186
                                                     ========


The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE  TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies Inc.)


Consolidated Statement of Operations
For the periods ended May 31, 2001 and 2000
(Amounts Expressed in US Dollars)
(Unaudited)

                                                         Three months ended                 Nine months ended
                                                               May 31,                           May 31,
                                                        2001             2000            2001              2000
Revenues                                               18,931                0          313,988           195,528

Cost of revenues                                       10,732           53,150           61,794           144,829
                                                  -----------      -----------      -----------     -------------


Gross profit                                            8,199          (53,150)         252,194
                                                                                                           50,699

Selling, general and administrative expenses           72,386           53,912          228,623
                                                  -----------      -----------      -----------     -------------
                                                                                                          163,995


Net income (loss)                                     (64,187)        (107,062)          23,571
                                                  ===========       ===========      ===========     =============
                                                                                                         (113,296)

Net income (loss) per common share                       0.00            (0.01)            0.00             (0.01)
                                                  -----------      -----------      -----------     -------------

Weighted average number of
Common shares outstanding                          17,115,893       12,000,000       17,115,893        12,000,000
                                                  -----------      -----------      -----------     -------------


The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE  TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies Inc.)


Consolidated statements of changes in Stockholders Equity
For the periods ended May 31, 2001
(Amounts Expressed in US Dollars)
(Unaudited)

                                                                            Accumulated
                                        Common Stock     Accumulated             other
                                      Shares    Amount        deficit     comprehensive
                                                                                 income

Balance, August 31, 2000          12,000,000       130      (123,767)

Shares issued on acquisition       5,115,893   106,946

Net income for the period                                     23,571

Foreign currency translation
 adjustment                                                                      14,304
                                  ----------   -------      --------             ------

Balance, May 31, 2001             17,115,893   107,076      (100,196)            14,304
                                  ==========   =======      ========             ======











The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE  TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies Inc.)


Consolidated Statement of Cash Flows
For the periods ended May 31, 2001 and 2000
(Amounts Expressed in US Dollars)
(Unaudited)



                                                     Nine months ended

                                                         May 31,

                                                    2001         2000


OPERATING ACTIVITIES

Net income (loss)                                  23,571      (113,296)
Adjustments to reconcile net income (loss) to net cash used by operating activities

  Depreciation                                      3,148         2,176
  (Increase) decrease in accounts receivable       27,006       (26,019)
  Increase in accounts payable                     17,874        11,531
  Increase in income taxes payable                 50,000
                                                 --------      --------
Net cash provided by (used in)
  operating activities                            121,599      (125,608)
                                                 --------      --------


Financing activities

  Issuance of capital stock                       106,946
  Loans received (repaid)                         (89,989)       91,149
                                                 --------      --------
                                                   16,957        91,149
                                                 --------      --------


Increase (decrease) in cash                       138,556       (34,459)

Cash, beginning of period                          51,785        94,743
                                                 --------      --------

Cash, end of period                               190,341        60,284
                                                 ========      ========



The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE  TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies Inc.)


Notes to Consolidated Financial Statements
As of May 31, 2001 and 2000
(Amounts Expressed in US Dollars)
(Unaudited)



1.      FINANCIAL STATEMENTS

        On January 5, 2001, Callmate Telecom International, Inc. ("Callmate") acquired all of the issued and outstanding shares of common stock of WebEngine Technologies, Inc. in exchange for 12,000,000 common shares of Callmate in a reverse acquisition. 9,200,000 common shares of Callmate held by a shareholder were cancelled in exchange for all of the UK operations of Callmate. The acquisition by the shareholders of WebEngine of a majority of the shares of Callmate has been accounted for as a reverse acquisition. As Callmate became substantially a shell after the removal of the UK operations, no goodwill has been reflected on this acquisition. Although Callmate is the legal acquirer, WebEngine is treated as having acquired Callmate for accounting purposes. The historical financial statements of the Company are those of WebEngine.

        The shareholders' equity has been restated to reflect the net asset value in the amount of $107,076 attributable to the remaining common stock of Callmate of 5,115,893 shares. Cash of $157,076 previously omitted in error has been reflected in these consolidated financial statements.

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

        On March 5, 2001 the company changed its name to BankEngine Technologies, Inc.


2.      BASIS OF PRESENTATION

        In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the nine-month periods ended May 31, 2001 and 2000, (b) the financial position at May 31, 2001, and (c) cash flows for the nine-month periods ended May 31, 2001 and 2000, have been made. The results of operations for the nine-month period ended May 31, 2001 are not necessarily indicative of those to be expected for the entire year.

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

        This filing contains forward-looking statements. The words "anticipated," "believe," "expect, "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

        The strategic decision to shed the telecom business in the UK, while canceling 9.2 million shares as part of the original payment for the telecom assets, both alleviated most of the debt burden of the Company and reduced the outstanding share capital. The Company has chosen to focus solely on the business of acting as a solution provider for the purposes of processing online transactions for online merchants. The Company's previous acquisition of Cyberstation Inc. and its access to the BankEngine Suite of software was fortuitous and should help the Company secure sufficient market share. The software product is mature and adaptable.

        The Company will attempt to provide its BankEngine suite (the "BankEngine Suite") of electronic commerce banking products for Internet merchants and financial institutions. The Company's products will provide systems which allow merchants to process payments and screen against fraud and banks to manage their merchants and screen against fraud. The Company is able to support merchants and merchant banks worldwide.

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

        Using the Internet to bridge the gap between merchants and banks, BankEngine currently supports merchants and merchant banks worldwide. The Company supports member banks in Canada, United States, Central American, Caribbean, Western Europe, Australia, and Asia Pacific, and supports 173 different currencies. Merchants are issued merchant accounts from their choice of BankEngine Suite-enabled member banks and can perform transactions with their accounts using the Internet, regardless of where in the world they are located. Merchants can easily integrate the Company's client software into their automated Internet servers and use the BankEngine Suite for their manual & batch processing.

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


Results of Operations

THREE MONTHS ENDED MAY 31, 2001 COMPARED TO THREE MONTHS ENDED MAY 31, 2000

Revenues

Revenue for the three-month period ended May 31, 2001 totaled $18,931, an increase of 100% from the comparable period in 2000. This increase is attributable to the acquisition of WebEngine Technologies Inc. and the revenues included within its wholly-owned subsidiary Cyberstation Inc.

Cost of Revenues

For the three months ended May 31, 2001, the cost of revenues decreased to $10,732 from $53,150 for the three months ended May 31, 2000. This decrease is mainly due to the decision to decrease advertising and marketing activity in the telecom area.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended May 31, 2001 were $72,386 as compared to $53,912 for the similar period in 2000. The 134% increase in selling, general and administrative expenses is principally attributable to changes required during the acquisition of WebEngine Technologies Inc.

Net Loss

Net loss for the three months ended May 31, 2001 amounted to $64,187 as compared to a net loss of $107,062 for the three months ended May 31, 2000. This decrease in net loss is principally attributable to the income inherent in the acquisition of WebEngine Technologies Inc. and a decrease in spending in the telecom business.

NINE MONTHS ENDED MAY 31, 2001 COMPARED TO NINE MONTHS ENDED MAY 31, 2000

Revenues

Revenue for the nine-month period ended May 31, 2001 totaled $313,988, an increase of 61% from the $195,528 in revenue for the comparable period in 2000. This increase is attributable to aggressive pricing in the telecom area as well as the acquisition of WebEngine Technologies Inc.

Cost of Revenues

For the nine months ended May 31, 2001, the cost of revenues decreased to $61,794 from $144,829 for the nine months ended May 31, 2000. This decrease is mainly due to a lack of spending in marketing and advertising in the telecom business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended May 31, 2001 were $228,623 as compared to $163,995 for the similar period in 2000. The 39% increase in selling, general and administrative expenses is principally attributable to activities involved with the acquisition of WebEngine Technologies Inc. and consolidation of activities.

Net Income

Net income for the nine months ended May 31, 2001 amounted to $23,571 as compared to a net loss of $113,296 for the nine months ended May 31, 2000. This increase in net income is principally attributable to the income inherent in the acquisition of WebEngine Technologies Inc. and its subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the nine months ended May 31, 2001, net cash provided by operating activities amounted to $121,599, an increase from the net cash used by operating activities of $125,695 for the comparable period in 2000. The increase in cash provided by operating activities in primarily the result of the decision to diminish spending in the areas of marketing and advertising in the telecom business with the company decided to abandon.

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

None.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     19.    Reports Furnished to Security Holders

        Definitive Schedule 14C filed with the Commission on March 6, 2001, which Schedule 14C is hereby incorporated by reference.

(b)     Reports on Form 8-K.

        None

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BankEngine Technologies, Inc.

Dated: July 16, 2001                   By: /s/ Joseph Alves
                                         --------------------------
                                         Joseph Alves
                                         Chairman and Chief Executive Officer

                                  EXHIBIT INDEX



19.     Definitive Schedule 14C filed on March 6, 2001 filed by Callmate*

*Incorporated by reference