Form 10KSB
period 2001-08-31
BANKENGINE TECHNOLOGIES INC
filed 2001-12-14
CIK 1096857

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X]      Annual Report to Section 13 or 15(d) of the Securities Exchange Act of
         1934

For the Fiscal Year ended August 31, 2001.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to______________

                         Commission File No. 000-27773

                         BANKENGINE TECHNOLOGIES, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)
            (Formerly known as Callmate Telecom International, Inc.)

           Florida                                           59-313-4518
           -------                                           -----------
(State or other jurisdiction                               (I.R.S. Employer
      of Incorporation)                                   Identification No.)

         725 Port St. Lucie Blvd., Suite 103, Port St. Lucie, FL, 34984
         --------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (888) 672-5935.
                                                      ---------------


Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                    Name of each Exchange on which Registered
-------------------                    -----------------------------------------
  Not Applicable                                         None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X   No
    ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
 Yes     No X
    ---    ---

         The issuer's net sales for the most recent fiscal year were $121,423.

         The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on December 13, 2001 was approximately $168,026.79

         As of December 14, 2001 there were 17,115,893 shares of Common Stock, par value $0.001 per share, outstanding.

                                     PART I



Item 1.  BUSINESS

         BankEngine Technologies, Inc. (the "Company") is an international solutions provider and developer of online transaction software and various electronic commerce solutions, as well as telephony solutions. The Company brings together different talents and operates from a low overhead base, which have helped it identify several niche markets. Specifically, the Company's mission is to provide a comprehensive set of Internet e-business services and solutions for real-time, secure, reliable and convenient on-line payments tailored to the needs of customers globally.

         BankEngine vision is to become a one-stop provider of payment and e-commerce services on the Internet. Successful e-business strategies concentrate on their core business and outsource transaction-processing mechanisms to third parties. BankEngine aims to position itself as an e-business partner of reference through its comprehensive set of online payment services, including credit-card, debit card, B2B and emerging mobile payment technologies. BankEngine will also provide other e-commerce products and services including security-based products involving the use of digital certificate technology and biometric digital security solutions.

         To succeed, online e-businesses must provide a comprehensive real-time, secure and flexible set of methods for their customers to process transactions online while remaining concentrated on their core business: attracting customers and providing unique shopping experiences. BankEngine believes that its comprehensive set of payment transaction services will be critical to most e-businesses if they are to accomplish this goal.

         BankEngine's strategy is to immediately exploit the existing opportunities for online payment services using traditional credit card technology (still the dominant payment mechanism in the Internet) by targeting the companies in North America that require a superior secure transaction solution. Payment services include real-time payment processing, comprehensive reporting, online management information systems, tax calculation, currency conversion, Internet fraud screening and more.

         Management believes that the BankEngine technology is industrial strength, extremely secure, proven and ideally suited for B2B applications. BankEngine will immediately establish strategic technology partnerships with mobile phone operators, Public Key Infrastructure (PKI) vendors, and digital certification entities in an effort to guarantee that it is a first-mover and acquires a dominant position in the growing payment services based on wireless devices (mobile e-commerce). BankEngine's vision is to be the premier online payment services provider in North America by market share and profitability.

         BankEngine's strategy is supported through partnerships with technology companies, financial institutions, web-hosting providers, web developers, and Internet services providers.

Market

Business Opportunity

         As the Internet becomes increasingly important in the new economy, merchants and consumers have embraced it to buy and sell goods and services. International Data Corporation (IDC), forecasts that the actual number of Web buyers worldwide has expanded from 28 million in 1998 to approximately 128 million by the end of 2002 and that the amount of commerce conducted over the Web will increase from approximately $50 billion in 1998 to approximately $734 billion in 2002 worldwide (figures in USD). Forrester Research is even more optimistic and forecasts 919 billion in 2002.

         In the front-end of the phenomenon are online merchants that provide increasingly appealing and easy-to-use shopping experiences on-line, and ultimately seek for customers to click the Buy button. Behind the scene and once the customer places an order, payment-processing starts. Payment processing includes executing numerous transactions, such as credit card authorization, settlement, risk management (fraud screening), currency conversions (for local currency payments), sales tax calculation, delivery address verification and interfacing with fulfillment systems.

         Internet payment processing has several key attributes such as performance, reliability, availability, security and integrity that make it a truly critical business process. While early adopters of e-commerce have often developed custom transaction processing systems, the vast majority today are seeking to outsource their transaction processing requirements due to obvious advantages.

         By outsourcing the transaction processing services to BankEngine, merchants are able to reduce operational costs, reduce time-to-market, improve company focus (enhance the shopping experience), gain access to world-class capabilities (in terms of security, reliability, performance and integrity), free internal resources for other purposes, and make capital funds available. The processing function becomes a fully variable cost to the e-tailer and is no longer an undetermined overhead. A key point is that merchants are still able to retain full control over their customer transactions through services such as transaction configuration, monitoring and reporting. Management believes that BankEngine's reporting capabilities are among the best in the industry.

         BankEngine's vision is that with the expected high growth of Internet access, e-commerce will result in increasing sums of money transacted over the Internet. Paying for goods and services over the Internet will be routine in the future, either using existing methods such as credit cards and through financial institutions or though innovative technologies such as those that mobile e-commerce will bring. BankEngine believes that flexible, secure and reliable payment processing will be a cornerstone of future e-commerce and will be a service required by most market players. BankEngine is committed to providing a full range of payment services based on existing and upcoming technologies in order to facilitate the growth of e-commerce.

Target Market

         BankEngine will target merchants, commerce service providers, Internet service providers, and generally institutions that require a secure and reliable way of processing payments online.

         BankEngine intends to be able to support the global business of its customers, as e-business is essentially borderless. BankEngine's current business model envisages working through a network of licensees in various geographical markets. An early market that BankEngine will focus on is the Latin American as well as the Asian market. The Asian market has been one of the fastest adopters of Internet technology and has one of the highest per capita mobile phone ownership rates in the world.

Services

Service Attributes

         BankEngine is an established player in the payments business in North America. The most important attributes of the payment service to be provided by BankEngine are

-        Real-time payment processing
-        Fraud prevention
-        Security, high-availability and reliability


Real-time Processing

         Most e-businesses in the leading e-markets of North America, Europe and Australia use real-time connections to credit card processing networks through a number of established payments gateways. Management anticipates that the BankEngine solution will provide a higher level of security because of superior encryption technology, a greater number of security filters as well as comprehensive reporting to merchants than most other payment gateways. With rising Internet fraud rates, real-time connections are utilized to give merchants access to systems (fraud detection and digital certificate networks) that authenticate buyers and protect merchants from fraud. Moreover, legitimate payment attempts can fail when incomplete or incorrect information is provided by the customer: with a real-time system, the customer may be queried to correct data, and minimize the possibility of a lost sale.

Credit Card Fraud Protection

         Because of the anonymity offered by the Internet and the speed with which one can make purchases, the opportunity for fraud is significant. In fact, fraud rates are rising as e-commerce grows: according to Meridian Research Inc. of Newton, Mass, overall consumer fraud was estimated to have cost online merchants $15 billion in 2003. Fraud can amount to up to 30% of sales for certain types of merchandise such as software and virtual products.

         One of the most important aspects of Internet payments using credit cards is that credit-card companies and acquiring banks are not liable for any chargebacks incurred through online sales. Like MOTO transactions, Internet transactions are considered as card-not-present and the transaction risk is wholly borne by the seller. When a transaction is repudiated by a customer who then demands the return of his money, a charge-back takes place. Typically merchants are charged $10 to $15 for each charge-back. If charge-backs reach unacceptably high levels, banks may even cancel the merchant's account

         Internet fraud is largely based on identity theft, not stolen cards. The impact of fraud is more than the loss of the product or service - it affects a merchant's operating efficiency, and quite possibly its discount rate and ability to accept credit cards. Merchants attempting to avoid this risk by declining all but the most `safe' orders, or instituting additional manual screening methods, suffer lost sales and business goodwill. These merchants effectively turn away a significant portion of orders that could have been converted to sales, incur increased overhead costs, and limit the scalability of their business. Therefore fraud, as well as overly stringent or non-automated methods of fraud protection, can severely impact on business operations.

         While the technology to process credit cards has existed for some time, the technology to reduce consumer and merchant fraud is still highly dependent upon effective databases. Given the numbers of transactions, the only way to control consumer and merchant fraud is to examine each transaction against a database. For example, based on address verification, bad debtors' verification, comparison with fraudulent transaction profiles, phony name verification, false company verification, and bad credit card account number verification, individual transactions may be denied. These systems typically employ artificial intelligence and neural network technologies.

Security, Reliability, and High-Availability

         BankEngine technology utilizes TLS (Transport Layer Security), a variant of the SSL (Secure Socket Layer) security protocol. It is widely recognized today that the SET (Secure Electronic Transactions) standard initially promoted in 1995 (and still supported) by Visa and MasterCard has lost its momentum and more pragmatic and efficient solutions such as SSL lead the way. In fact, Visa itself has made "substantial" investments in SSL technologies, e.g. in CyberSource, which works with SSL and not SET.

         The BankEngine solution will have redundant and high speed network connections and also redundancy at the server system level to ensure high levels of accessibility and service standards. Management anticipates that access control to the data center will guarantee physical system integrity and state of the art firewall security, and that specialist personnel and technology will be utilized equipment to provide 24 hour 7 day a week monitoring of attacks by hackers and viruses over the Internet.

Business Model

Credit-card Payment Processing

         The online payments business generates revenues from fees generated from payment services. Fees can consist of initial set-up fees, monthly recurring revenue streams based on processing volume, per transaction fees, and also by sharing in the discount rate with the other institutions involved in payment processing. Monthly minimum charges are also common in this business.

         Discount Rate: This is a percentage of each transaction, typically in the 2%-4% range (similar to MOTO, or mail-order-telephone-order) and slightly higher than for in-store transactions (1.5% to 1.75%). This is paid by the merchant and will have to be shared with the financial institutions, card companies and other intermediaries involved in the transaction chain.

         Per-transaction fees: A flat fee charged by the payment service provider on a per-transaction basis that ranges from $0.30 to $0.60 depending on additional services such as fraud detection and tax calculation. The installation costs between $20 (less than 1000 transactions), $40 (less than 5000 transactions) and $495 (no limit on transactions) a month.

         Setup Fees: The amount paid by the merchant to setup the payment service. It is usually a few hundred dollars. Setup of fraud detection services is more expensive (approximately $5,000). BankEngine's revenues also come from other sources such as consulting, training, and support although these have not been included in the financial forecasts.

Business Model Evolution

         The Internet payment technologies are evolving quickly and, because of what many perceive to be the existence of the international Visa/Master Card duopoly, technological development must be fast paced. BankEngine wants to be one step ahead of the competition and to avoid the negative effects of possible over-reliance on credit card transactions. Accordingly, management has identified several opportunities for new revenue streams in the short term. BankEngine is continuing to develop software in complementary electronic commerce areas such as Business to Business (B2B) services and in content distribution. For instance, BankEngine is developing a product named Critical Commerce Suite which provides for the management of electronic commerce video streaming and allows for the resale of various types of content online. This product allows BankEngine to leverage its transaction software to earn revenues from transactions as well as revenues from content distribution and management for a variety of businesses.

B2B Payments

         BankEngine believes that it is well placed to capitalize on the inevitable growth in the B2B payment area because of its technology architecture. The latest estimates by the Boston Consulting Group indicate that the volume of electronically generated B2B transactions globally could exceed $300 billion by 2003. BankEngine is of the view that there will be a need for a new global payments network to cater to the many new ways in which transactions will be originated, conducted and settled, and management believes that it is well positioned to play a role in the creation and management of such a network. The strategic intent is that it will provide a value added service to businesses, banks and electronic marketplaces through which these B2B payments are conducted to facilitate all the financial aspects of the commercial transaction. BankEngine is of the view that B2B transactions require a different set of considerations from B2C transactions and require the development of a sophisticated set of integration tools or middleware to allow for the integration of the payments software into merchant systems, legacy accounting software as well as into the dominant B2B procurement and trading platforms such as those provided by Ariba, Commerce One, SAP, i2 and IBM.

         Security will inevitably play an important role in mobile e-commerce and the adoption of public key infrastructures (PKI) encryption technology will be a key part of this. A global initiative called Radicchio was launched in September 1999 to standardize security for mobile e-commerce. Please see http://www.radicchio.org for more details. BankEngine intends to become a member of this association.


Security and Certification Authority

         Management believes that, given the growing requirements for security in the wired, wireless, mobile and Internet world, the opportunities to leverage BankEngine's technology, know-how and market position to become a certification authority (such as Verisign) and implement security solutions (PKI) for e-businesses are extremely promising and will complement the BankEngine payments business and remove barriers to its further development.

Marketing

         BankEngine will target its customers through direct sales as well as through indirect sales channels. Its indirect sales channel partners will include Commerce Service Providers (CSP's), Application Service Providers (ASP's), ISP's (Internet Service Providers), Web developers, and financial institutions. In the short term, BankEngine will need to establish relationships with a number of banks in North America through which transactions can be effected and also sign up a number of high volume merchants/ These merchants require a premium solution and are, in management's opinion, willing to pay for it. BankEngine has already identified a number of such businesses.

         In an effort to provide customers a turnkey solution for e-business transactions, BankEngine is committed to establish strategic alliances at three levels. The companies participating in the strategic alliances and the value they bring to BankEngine are as follows:

Technology Alliances

         Payment Service Provider (PSP): To acquire immediately to BankEngine the technology necessary for credit card processing BankEngine will establish a partnership with an established player. The selected PSP may participate in BankEngine as an equity partner. BankEngine is currently in advanced discussions with several banks in the Latin American region. These banks maintain ATM, EFTPOS, Visa and MasterCard connection to systems around the world.

         ISP: An ISP partner can provide the communications and systems infrastructure for the BankEngine data-center guaranteeing redundant high-speed connections. The selected ISP in a region may also choose to participate in BankEngine as a regional licensee.

Marketing Alliances

         Web business: BankEngine will establish alliances with CSP's, Web Design, Web catalog, shopping malls, and Web development companies to integrate BankEngine services in the partner's offerings. Partners will benefit from providing a more complete and reliable offering to their customers while BankEngine will gain new sales channels. BankEngine will implement collaborative marketing programs with these companies.

         Financial institutions: BankEngine will establish agreements with major banks (starting in the United States, Great Britain, Australia, Malaysia and Singapore) so that they can offer Internet merchant accounts for BankEngine merchants. Banks will benefit by enlarging their product offer, retain valuable customers (who might go to foreign banks) while keeping their risks low by using a specialized, secure and reliable service for processing. BankEngine intends to implement collaborative marketing programs with its financial institution partners.

Competition

         The Company's market segment is highly competitive. Many of the Company's competitors have or may obtain significantly greater financial backing and marketing resources than the Company, thus enabling them to compete more effectively than the Company.

Employees

         The Company currently employs 6 persons, 3 of which are in management and development, 3 of which are in sales, administration and support staff. In addition, the Company enters into consulting agreements with information technology professionals at hourly rates negotiated with each professional based on each individual's technical and other skills. The agreements provide that the information technology professional is responsible for taxes and all other expenses and that the information technology professional is not the Company's employee for tax or other legal purposes. As of the date of hereof, approximately 3 are performing services for the Company on a contractual basis. At August 31, 2000, there were approximately 3 professionals performing services for the Company.

         The Company's employees do not belong to a union and it is not subject to any collective bargaining agreements. Management believes that the Company's relationship with its employees is good.

Company history
---------------

         Callmate Telecom International, Inc. (previously known as Skin Tight, Inc.) was incorporated in July 1992 and merged effective December 2, 1998, with Callmate Telecom (UK) Limited, a private limited company incorporated in Great Britain in 1996. Subsequent to August 31, 2000, Callmate Telecom (UK) Limited changed its name to Conglomerate Telecom (UK) Limited. Prior to this acquisition, Callmate Telecom International, Inc. was a development stage enterprise.

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

         On November 23, 2000, Callmate entered into a Share Purchase Agreement (the "SPA") with WebEngine Technologies International, Inc. ("WebEngine"), pursuant to which Callmate acquired all twelve million (12,000,000) shares of common stock issued and outstanding of WebEngine in a share exchange on a one-for-one basis. The SPA was effective January 5, 2001. While Callmate was the acquiror from a legal perspective, the transaction was treated as a reverse acquisition for accounting purposes. The transaction was reported on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on January 16, 2001.

         On January 19, 2001, the Company and Mr. Mohammed Gohir executed a Common Stock Purchase Agreement (the "CSPA") pursuant to which Mr. Gohir returned for cancellation a certificate for nine million, two hundred thousand (9,200,000) shares of common stock (the "Common Stock") to Callmate, in consideration for which the Company transferred all rights, title and interest in shares of certain of its subsidiaries (collectively, "Callmate Telecom Ltd."). Accordingly, the Company no longer conducts any operations related to telecommunications.


Item 2.  Properties

         BankEngine currently leases approximately 400 square feet of office space located at 725 Port St. Lucie Blvd., Suite 103, Port St. Lucie, FL, 34984 pursuant to an arrangement that allows for no charge for the first year of occupancy in exchange for miscellaneous technical consulting services. In addition, the Company maintains offices located at 30 St. Patrick St., 4th, Toronto, Ontario, M5H 4E7 pursuant to a 1-year lease that commenced on September 1, 2001 at a rate of $ 45,000.00 per annum.

         The Company believes that its facilities are adequate for its current and future operations.

Item 3.  Legal Proceedings

         The Company is considering pursuing litigation against Global Voice Data Communications, S.A. ("GVDC"), the principals of which are Shahal Mahid Khan and Said Kiwan. Pursuant to a Heads of Terms dated July 14, 2000 (the "GVDC Agreement") the Company loaned money to GVDC which was to be repaid unless the Company and the parties to the GVDC Agreement subsequently executed a binding agreement. No binding agreement was executed, and the Company has sought to reclaim its funds in an amicable fashion but has currently been led to believe that it has no viable option but to pursue litigation.

         Other than the above the Company is not subject to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company did not submit any matters to a vote of its security-holders during the fourth quarter of fiscal year 2001.

                                    PART II

Item 5.  Market for BankEngine's Common Stock

         The Company's Common Stock is quoted on the NASD's OTC Bulletin Board under the symbol "BKET", which began trading on the OTC Bulleting Board on December 24, 1998. Listed below are the high and low sale prices for the Company's Common Stock during the fiscal years ended August 31, 2000 and 2001, as well as the interim period from September 1, 2001 through December 14, 2001.

                                                          Common Stock
                                                          ------------

Fiscal 2000                                          High              Low
-----------                                         ------            ------
First Quarter                                       $11.62            $8.625
Second Quarter                                       12.50             9.75
Third Quarter                                        10.40             2.75
Fourth Quarter                                        5.00             2.938

Fiscal 2001
-----------
First Quarter                                       $ 3.063           $0.51
Second Quarter                                        0.75             0.27
Third Quarter                                         0.47             0.22
Fourth Quarter                                        0.22             0.04

Fiscal 2002
-----------
Through December 13, 2001                           $ 0.07            $0.02

         On December 14, 2001, there were approximately 300 holders of record of the Company's 17,115,893 outstanding shares of Common Stock.

         On December 13, 2001, the last sale price of the Common Stock as reported on the OTC Bulletin Board was $0.03.

                                 Dividend Policy

         BankEngine has never paid or declared dividends on its common stock. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon BankEngine's earnings, its capital requirements, financial condition and other relevant factors. BankEngine intends, for the foreseeable future, to retain future earnings for use in its business.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

         The following discussion and analysis should be read in conjunction with the selected historical financial data, consolidated financial statements and notes thereto and our other historical financial information contained elsewhere in this Annual Report on Form 10-KSB. The statements contained in this Annual Report on Form 10-KSB that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, including statements regarding our expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Annual Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statement. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. The Company's actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. It is important to note that the Company's actual results could differ materially from those expressed in such forward-looking statements.

Overview

         Callmate Telecom International, Inc. ("Callmate") acquired WebEngine Technologies International, Inc. ("WebEngine") pursuant to a Share Purchase Agreement effective as of January 5, 2001. Callmate acquired all of the common stock of WebEngine in a share exchange for 12,000,000 shares of common stock of Callmate. The transaction was reported on a Form 8-K filed with the Securities and Exchange Commission (the "SEC") on January 16, 2001. Subsequent thereto, Callmate changed its name to BankEngine Technologies, Inc. (the "Company") as reported on a Schedule 14C. The Company filed the Definitive 14C on March 5, 2001.

         The Company decided to move away from the telecom business due to the increased competitiveness in this sector internationally and growing indebtedness. The trend internationally in the telecom sector is for consolidation and competition from transnational corporations continues to be fierce. Many competitors have since ceased operations.

         The strategic decision to shed the telecom business in Great Britain, in addition to the attendant cancellation of 9.2 million shares of common stock as part of the original payment for the telecom assets, alleviated most of the Company's debt burden and reduced the number of its shares of Common Stock outstanding. The Company has chosen to focus solely on the business of acting as a solution provider for the purposes of processing online transactions for online merchants. The Company's previous acquisition of Cyberstation Inc. and its access to the BankEngine suite (the "BankEngine Suite") software was fortuitous and should, in the belief of management, help the Company secure sufficient market share. Management believes that the BankEngine Suite is mature and adaptable.

         The Company will attempt to provide its BankEngine Suite of electronic commerce banking products to Internet merchants and financial institutions. Management anticipates that the Company's product will provide means allowing merchants to process payments and screen against fraud and banks to manage their merchants and screen against fraud. The Company believes itself capable of supporting merchants and merchant banks worldwide.

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

Results of Operations

Year ended August 31, 2001 compared to August 31, 2000
------------------------------------------------------

Revenues

         Revenue for the year ended August 31, 2001 totaled $121,423 a decrease of 50% from the comparable period in 2000. In 2000, the company had a large computer consulting agreement which was completed during 2000.

Cost of Revenues

         For the year ended August 31, 2001, the cost of revenues decreased to $68,596 from $146,427 or the year ended August 31, 2000. This decrease is mainly due to the decrease in revenue.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the year ended August 31, 2001 were $232,405 as compared to $216,506 for the similar period in 2000. The 8% increase in selling, general and administrative expenses is principally attributable to professional fees required for meeting public company reporting requirements.

Net Loss

         Net loss for the year ended August 31, 2001 amounted to $182,441 as compared to a net loss of $123,455 for the year ended August 31, 2000. This increase in net loss is principally attributable to the reduction in revenue while continuing to have overhead requirements.

Liquidity and Capital Resources

Operating Activities

         For the year ended August 31, 2001, net cash provided by operating activities amounted to $202,287, an increase from the net cash used by operating activities of $21,835 for the comparable period in 2000. The increase in cash provided by operating activities is primarily the result of the realization of funds held on deposit and the reduction of accounts receivable.

Financing Activities

         At August 31, 2001, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. The Company believes that its current operations and cash balances will be sufficient to satisfy its currently anticipated cash requirements for the next 12 months. However, additional capital could be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.

Item 7.  Financial Statements

See pages F-1 to F-16.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Person Compliance with Section 16(a) of the Exchange Act

         The officers and directors of the Company, and further information concerning them, are as follows:


Name                   Age       Position
Joseph J. Alves        35        Chairman, Chief Executive Officer and President
Mahmoud Hashmi         51        Director, Chief Operating Officer and Principal
                                 Accounting Officer
John Tait              31        Secretary


         Each of the above officers and directors shall hold office until the next annual meeting of the Company's shareholders and until a successor is elected and qualified.

Joseph J. Alves has since 1996 assisted with the development of numerous software applications including sophisticated online databases, robust security systems, online banking applications, ultra-secure encryption systems, and was co-founder and joint developer of the BankEngine Suite of ultra secure transaction systems. Between 1993 and 1996 he worked as a network engineer for IBM, SHL SystemsHouse and Computer Systems Centre. Mr. Alves has founded and co-founded various technology related enterprises since 1996. Mr. Alves has extensive international banking knowledge and has developed business relationships that span five continents. He has since served as a consultant to many technology based start-ups and public companies including Millennium Communications, DreamPlay Research Inc., and Noble House Communications Ltd. Mr. Alves has a BA (1990) from York University, and an MA (1993) from Wilfrid Laurier University in Waterloo, in Ontario, Canada.

Mahmoud Hashmi was the CEO of Callmate, the Company's predecessor from 1998 until his replacement in this capacity by Mr. Alves. Mr. Hashmi was instrumental in the ongoing business development and expansion of Callmate into Europe and Pakistan. Specifically, he aided Callmate in the building of its own international network in Pakistan while utilizing the network of other quality carriers in Europe. Mr. Hashmi's organizational and people management skills have been developed over the past two decades. Prior to joining Callmate, he was a commodity trader for Arcadia Foods based in England. Mr. Hashmi has over 25 years of international experience in finance and global trading. Mr. Hashmi was educated at Carlton Grammar School, England and went on to Huddersfield College to study for a BA in business management.

John Tait is a graduate of Queen's University in Kingston, Ontario and has a wealth of experience in the area of corporate governance. He has extensive knowledge of corporate finance, with over 10 years experience with public companies. He has previously focused mostly in the resources sector and has been directly responsible for over $5 million dollars in public financing. His responsibilities include serving as the president of Orcana Resources Limited (1992-present) and as the secretary and treasurer of Southern Star Resources (1997-present). Mr. Tait serves on the board of directors of both the foregoing companies. Mr. Tait received a BA from Queens' University in 1992.

         Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common Stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended August 31, 2001, the Company does not believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

Item 10.  Executive Compensation

          The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended August 31, 2001, the year ended August 31, 2000 and the year ended August 31, 1999 paid to the Company's Chief Executive Officer and to other executive officers or other persons whose compensation at the end of the above 2001, 2000 and1999 years exceeded $100,000 per annum.

Summary Compensation Table


                                  Annual Compensation ($)                      Long Term Compensation
                                  -----------------------                      ----------------------
                                                                          Awards                        Payouts
                                                                          ------                        -------
Name and                                             Other Annual  Securities Underlying           LTIP        All Other
Principal Position         Year    Salary   Bonus    Compensation        Options/SARs(#)        Payouts     Compensation
------------------         ----    ------   -----    ------------        ---------------        -------     ------------
Joseph J. Alves            2001             - - -           - - -                  - - -          - - -            - - -
Chairman, CEO and          2000     - - -   - - -           - - -                  - - -          - - -            - - -
President                  1999     - - -   - - -           - - -                  - - -          - - -            - - -
Mahmoud Hashmi             2001                                                                                        -
Principal Accounting       2000     - - -   - - -           - - -                  - - -          - - -            - - -
Officer and Director       1999     - - -   - - -           - - -                  - - -          - - -            - - -
John Tait                  2001
Secretary                  2000     - - -   - - -           - - -                  - - -          - - -            - - -
                           1999     - - -   - - -           - - -                  - - -          - - -            - - -


Employment Agreements

         No employment agreements currently exist between BankEngine and any of its executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         As of December 14, 2001, the Company's authorized capitalization consisted of 50,000,000 shares of Common Stock, par value $.001 per share. As of December 14, 2001, there were 17,115,893 shares of Common Stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of Common Stock entitles its holder to one vote on each matter submitted to the Shareholder.

         The following table sets forth, as of December 14, 2001, the number of shares of Common Stock of the Company owned by (i) each person who is known by the Company to own of record or beneficially five percent (5%) or more of the Company's outstanding shares, (ii) each director of the Company, (iii) each of the executive officers, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned.


                                                                 Number of Shares of     Percentage of Total Shares
                                                            Outstanding Common Stock   of Outstanding Common Stock
Name and Address of Beneficial Owner(1)                        Beneficially Owned(2)             Beneficially Owned
---------------------------------------                        ---------------------             ------------------
International Enterprise Solutions Ltd.(3)                                 2,400,000                          14.1%
Ion Technologies Ltd.(3)                                                   2,400,000                          14.1%
Hypernet Research Inc.(3)                                                  2,400,000                          14.1%
Net Technology Group Ltd.(3)                                               2,400,000                          14.1%
Conrati Resources Ltd.(4)                                                    950,000                           5.6%
Cablerise Limited(4)                                                         950,000                           5.6%
Joseph Alves, Chairman and CEO and President(5)                            9,615,000                          56.2%
Mahmoud Hashmi, Director, COO and Principal
Accounting Officer(6)                                                      1,900,000                          11.1%
All Directors and Officers as a group (2 persons)                         11,515,000                          67.3%


---------
*less than one percent

(1) Unless otherwise indicated, the address of each person listed below is c/o BankEngine Technologies, Inc., at 725 Port St. Lucie Blvd., Suite 103, Port St. Lucie, FL, 34984.

(2) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(3)      The entity is wholly owned and controlled by Mr. Joseph Alves.

(4)      The entity is wholly owned and controlled by Mr. Mahmoud Hashmi.

(5) Joseph J. Alves, the Company's CEO, President and Chairman of the Board, is the sole owner of International Enterprise Solutions Ltd., Ion Technologies Ltd., Hypernet Research Inc. and Net Technology Group Ltd. The number and percentage of shares of Common Stock shown as held by Mr. Alves include the shares held by the foregoing entities.

(6) Mahmoud Hashmi, the Company's COO, Principal Accounting Officer and a Director, is the sole owner of Conrati Resources Ltd. and Cablerise Limited. The number and percentage of shares of Common Stock shown as held by Mr. Hashmi include the shares held by the foregoing entities.

Item 12. Certain Relationships and Related Transactions

         On November 23, 2000, Callmate entered into a Share Purchase Agreement (the "SPA") with WebEngine Technologies International, Inc. ("WebEngine"), pursuant to which Callmate acquired all twelve million (12,000,000) shares of Common Stock issued and outstanding of WebEngine in a share exchange on a one-for-one basis. WebEngine was wholly owned by International Enterprise Solutions Ltd., Ion Technologies Ltd., Hypernet Research Inc., Net Technology Group Ltd. and International Marketing Solutions Ltd. Each of these entities owned two million, four hundred thousand (2,400,000) shares of Common Stock and each was wholly owned by Mr. Franz Kozich. The SPA was effective January 5, 2001. While Callmate was the acquiror from a legal perspective, the transaction was treated as a reverse acquisition for accounting purposes. The transaction was reported on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on January 16, 2001.

         On January 19, 2001, the Company and Mr. Mohammed Gohir executed a Common Stock Purchase Agreement (the "CSPA") pursuant to which Mr. Gohir returned for cancellation a certificate for nine million, two hundred thousand (9,200,000) shares of common stock to Callmate, in consideration for which the Company transferred all rights, title and interest in shares of certain of its subsidiaries (collectively, "Callmate Telecom Ltd."). Accordingly, the Company no longer conducts any operations related to telecommunications.

         The cancellation of the 9,200,000 shares of Common Stock previously held by Mr. Gohir represented a change in control of the Company. Mr. Franz Kozich, the beneficial owner of the shares of Common Stock through five of his wholly owned and operated corporations, became the Company's majority stockholder by virtue of his beneficial ownership of the 12,000,000 shares of Common Stock he acquired pursuant to the SPA.

         On June 7, 2001, Mr. Kozich transferred ownership of International Enterprise Solutions Ltd., Ion Technologies Ltd., Hypernet Research Inc. and Net Technology Group Ltd. to the name of Mr. Joseph Alves, the Company's Chairman of the Board and Chief Executive Officer. In addition, Mr. Kozich caused International Marketing Solutions Ltd. to transfer nine hundred and fifty thousand (950,000) shares of Common Stock to each of Conrati Resources Ltd. ("Conrati") and Cable rise Limited ("Cablerise") on June 7, 2001. Conrati and Cablerise are both wholly owned by Mr. Mahmoud Hashmi, the Company's Chief Operating Officer and a director. International Marketing Solutions Ltd., which remains wholly owned by Mr. Kozich, retains five hundred thousand (500,000) shares of Common Stock.

Item 13. Exhibits, Lists and Reports on Form 8- K


(b) Reports on Form 8-K

         There were no reports filed on Form 8-K during the fourth quarter of the fiscal year ended August 31, 2001. However, on January 16, 2001, the Company filed a report on Form 8-K pursuant to Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits. The Company included the Share Purchase Agreement related to the acquisition and filed consolidated financial statements on its quarterly report on Form 10-QSB on February 2, 2001.

         In addition, the Company filed a Form 8-K on April 2, 2001 pursuant to
Item 4. Changes In Registrant's Certifying Accountants and Item 7. Financial Information, Pro Forma Financial Information and Exhibits. The Company included a letter dated March 30, 2001 from Pender Newkirk & Company, CPAS, the accountants the Company had dismissed.

REPORT OF INDEPENDENT AUDITORS TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF BANKENGINE TECHNOLOGIES, INC.

We have audited the accompanying consolidated balance sheets of BankEngine Technologies, Inc. (formerly Callmate Telecom International, Inc, successor to Webengine Technologies, Inc.), (incorporated in Florida) as of August 31, 2001 and 2000 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years ended August 31, 2001 and 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BankEngine Technologies, Inc. as of August 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the years ended August 31, 2001 and 2000 in conformity with generally accepted accounting principles in the United States of America.



Schwartz Levitsky Feldman LLP
Chartered Accountants

Toronto, Ontario
December 3, 2001

BANKENGINE TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies, Inc.)
Consolidated Balance Sheet
As of August 31, 2001 and 2000
(Amounts Expressed in US Dollars)


                                                                              2001          2000
ASSETS

Current

Cash and cash equivalents                                                  256,370        63,567
Funds held on deposit                                                      291,907             0
Accounts receivable                                                          7,033        78,997
Prepaid expenses and sundry                                                  5,614           571
                                                                     ----------------------------
                                                                           560,924       143,135

CAPITAL ASSETS, net of accumulated depreciation                             12,223         9,736
                                                                     ----------------------------

                                                                           573,147       152,871
                                                                     ----------------------------

LIABILITIES

Current

Accounts payable                                                           185,735        30,878
Income taxes payable                                                        50,000             0
Loans from stockholders                                                    123,187       116,691
                                                                     ----------------------------

                                                                           358,922       147,569
                                                                     ----------------------------


STOCKHOLDERS' EQUITY

Common stock                                                                   130           130
Additional paid in capital                                                 618,176       212,719
Accumulated deficit                                                       (391,755)     (209,314)
Accumulated other comprehensive income (loss) net of tax                   (12,326)        1,767
                                                                     ----------------------------

                                                                           214,225         5,302
                                                                     ----------------------------

                                                                           573,147       152,871
                                                                     ----------------------------


The accompanying notes are an integral part of these consolidated financial Statements.

Approved on behalf of the Board

BANKENGINE TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies, Inc.)
Consolidated Statement of Operations
For the years ended August 31, 2001 and 2000
(Amounts Expressed in US Dollars)


                                                                              2001          2000

Revenue                                                                    121,423       241,496

Cost of revenues                                                            68,596       146,427
                                                                     ---------------------------

Gross profit                                                                52,827        95,069
                                                                     ---------------------------

Selling, general and administrative expenses                               232,405       216,506
Depreciation                                                                 2,863         2,018
                                                                     ---------------------------
                                                                           235,268       218,524
                                                                     ----------------------------

Net income (loss)                                                         (182,441)     (123,455)
                                                                     ---------------------------


Net income (loss) per common share                                           (0.01)        (0.01)


Weighted average number of
Common shares outstanding                                               15,410,595    12,000,000


The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies, Inc.)
Consolidated statements of changes in Stockholders Equity
For the years ended August 31, 2001 and 2000
(Amounts Expressed in US Dollars)


                                                    Common Stock       Additional                                  Accumulated
                                             -------------------------  Paid in    Accumulated  Comprehensive  Other Comprehensive
                                                Shares         Amount   Capital      Deficit    Income (Loss)     Income (Loss)
Balance, August 31, 1999                      12,000,000         130     335,321      (85,859)                             --

Cancellation of shares                                                  (122,602)

Net loss for the year                                                                (123,455)     (123,455)

Foreign currency translation
Adjustment                                                                                            1,767             1,767
                                             ---------------------------------------------------------------------------------

Balance, August 31, 2000                      12,000,000         130     212,719     (209,314)     (121,688)            1,767

Shares issued on acquisition                   5,115,893                 405,457

Net loss for the year                                                         --     (182,441)     (182,441)

Foreign currency translation
Adjustment                                                                                          (14,093)          (14,093)
                                             ---------------------------------------------------------------------------------

Balance, August 31, 2001                      17,115,893         130     618,176     (391,755)     (196,534)          (12,326)
                                             ---------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies, Inc.)
Consolidated Statement of Cash Flows
For the years ended August 31, 2001 and 2000
(Amounts Expressed in US Dollars)


                                                                              2001          2000
OPERATING ACTIVITIES

Net (loss)                                                                (182,441)     (123,455)
Adjustments to reconcile net (loss)
to net cash used by operating activities
Depreciation                                                                 2,863         2,018
(Increase) decrease in accounts receivable                                  73,540        76,420
Decrease in funds on deposit                                               303,006             -
(Increase) decrease in prepaid expenses and sundry assets                   (5,387)        1,317
Increase (decrease) in accounts payable                                     10,706        21,865
Total adjustments                                                          384,728        101620
Net cash provided by (used in) operating activities                        202,287       (21,835)

Investing activities
Acquisition of capital assets                                               (5,896)       (5,243)
Net cash (used in) investing activities                                     (5,896)       (5,243)

Financing activities
Advances (repayment) of loans                                               11,531        (4,946)
Net cash provided by (used in) financing activities                         11,531        (4,946)

Effects of changes in Foreign currency rates                               (15,119)          848

Increase (decrease) in cash                                                192,803       (31,176)
Cash and cash equivalents, beginning of period                              63,567        94,743
Cash and cash equivalents, end of period                                   256,370        63,567
                                                                        ==========     =========
Interest paid                                                                  Nil           Nil
Income taxes paid                                                              Nil           Nil



The accompanying notes are an integral part of these consolidated financial statements

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


1.       BASIS OF PRESENTATION

         On January 5, 2001, Callmate Telecom International, Inc. (Callmate) acquired all of the issued and outstanding shares of common stock of WebEngine Technologies, Inc.(WebEngine) in exchange for 12,000,000 common shares of Callmate in a reverse acquisition. 9,200,000 common shares of Callmate held by previous shareholders of Callmate were cancelled in exchange for all of the shares of its subsidiaries which carry on the UK operations of Callmate. The acquisition by the shareholders of WebEngine of a majority of the shares of Callmate has been accounted for as a reverse acquisition. As Callmate became substantially a shell after the removal of the UK operations, no goodwill has been reflected on this acquisition. Although Callmate is the legal acquirer, WebEngine is treated as having acquired Callmate for accounting purposes. Callmate has been accounted for as the successor to WebEngine.

         WebEngine was incorporated in November 2000 in order to hold the shares of Cyberstation Computers and Support Inc.(Cyberstation) The shareholders of Cyberstation became the shareholders of WebEngine and therefore WebEngine has been considered to be a successor to Cyberstation.

         The historical financial statements of BankEngine are those of Cyberstation as the company has been accounted for as the successor to Cyberstation.

         The estimated income tax costs of the divestiture of the UK operations, in the amount of $50,000, has been treated as a reduction of the assets acquired on the acquisition of the shell company and has been included in income taxes payable.

         On March 5, 2001 the company changed its name to BankEngine Technologies, Inc.

         Subsequent to the year end, WebEngine changed its name to Critical Commerce Inc.

         The acquisition of Callmate, as a reverse acquisition, was reflected as follows;

         Funds on deposit                                     $601,457
         Accounts payable                                     (146,000)
         Income taxes payable                                  (50,000)
                                                              --------

         Capital stock issued                                 $405,547
                                                              --------

         During the year, a portion of the funds on deposit have been received.

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a)       Principal business activities

                  The company carries on the business of computer consulting and software development, through its wholly owned subsidiary Cyberstation, a company operating in Canada.

         b)       Basis of consolidated financial statement presentation

                  The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition for acquisitions accounted for using the purchase method. All significant inter-company accounts and transactions have been eliminated.

         c)       Revenue

                  1) The company provides computer consulting services in a number of areas including database management, on-line transaction processing and e-mail capabilities. Revenue is recognized as pre-determined milestones are accomplished and consulting services delivered.

                  2) The company earns fees based on transaction processing. The revenue is recognized as the transaction which give rise to the revenue, are recorded.

                  3) In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The effects, if any, of applying this guidance must be adopted by SEC registrants no later than December 31, 2000 and must be reported as a cumulative effect adjustment as of January 1, 2000, resulting from a change in accounting principle. Restatement of previously reported results of the earlier quarters of fiscal 2000, if necessary, is also required. The adoption of SAB 101 did not have a material effect on the Company's financial statements.

d)       Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand, amounts to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)


         e)       Capital Assets

                  Capital Assets are recorded at cost less accumulated depreciation. Amortization is provided using the following annual rates:

                  Furniture and Fixture - 20% - declining balance method Computer Equipment - 30% - declining balance method

         f)       Net Income (Loss)Per Weighted Average Common Stock

                  Net income (Loss) per common stock is computed by dividing net income (loss) for the year by the weighted average number of common stock outstanding during the year.

         g)       Income Taxes

                  The company accounts for income tax under the provision of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

                  Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. Deferred tax assets may be reduced, if deemed necessary based on a judgmental assessment of available evidence, by a valuation allowance for the amount of any tax benefits which are more likely, based on current circumstances, not expected to be realized

         h)       Foreign Currency

                  Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date for the convenience of the reader. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in financial expenses. No representation is made that the foreign currency amounts could have been, or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates.

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         i)       Use of Estimates

                  The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become known.

         j)       Long-Lived Assets

                  On January 1, 1996, the company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires that long-lived assets be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have reflected the impairment.

         k)       Comprehensive Income

                  In 1999, the company adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income". This standard requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as the changes in unrealised appreciation (depreciation) of securities and foreign currency translation adjustments.

         l)       Long-term investments

                  The company accounts for investments in which the company holds an interest of at least 20% and the company has significant influence under the equity method.

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         m)       Computer software development

                  The company accounts for the cost of developing computer software for sale as research and development expenses until the technological feasibility of the product has been established. To date all costs have been expensed. In the future, at the end of each year the company will compare any unamortized capital costs to the net realizable value of the product to determine if a reduction in carrying value will be warranted.

         m)       Financial instruments

                  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and loans payable approximates fair value at the period end.



3.       RECENT PRONOUNCEMENTS


         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 as required by December 31, 2000 and the adoption did not have a material impact on the company's financial position, results of operations or cash flows.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 also includes provisions that require additional disclosures in financial statements for fiscal years ending after December 15, 2000. This statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

         Accounting Pronouncements The Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") has reached a consensus with respect to Issue No. 00-14, "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that results in a reduction of the price paid by the customer should be netted against revenue and not classified as a sales or marketing expense. The statement is not expected to have material impact on the company's financial position, results of operations, or cash flow.

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)

3.       RECENT PRONOUNCEMENTS (Cont'd)

         The provisions of the Fast's EITF Issue No. 00-10, "Accounting For Shipping and Handling Fees and Costs," requires the Company to report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. The Company has historically included such amounts in sales as required by the EITF. Prior to such adoption, however, shipping and handling costs were included in sales, marketing and distribution expenses.

         In April 2001, the EITF reached a consensus with respect to EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." The consensus included a conclusion that consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption can be overcome, and the consideration may be characterized as a cost, if certain conditions are met. Such reclassification will reduce sales and gross margin, but will have no impact on operating income or net earnings. The Company is currently evaluating the impact of adoption of this EITF consensus.

         Recently Issued Accounting Standards In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. Management is currently assessing the financial impact SFAS No. 141 and No. 142 will have on Consolidated Financial Statements. 11


4.       INVESTMENT IN NON-CONTROLLED INVESTEE

         The company has a 50% interest in X-Tech International Solutions Limited (X-Tech), a company operating in the UK. BankEngine has no involvement with the management of this company and it is intended that the company be wound up in the near future. BankEngine has no obligation to fund any shortfalls and therefore no amount has been reflected for our investment in X-Tech.

         As at September 30, 2001, X-Tech had a total shareholders deficiency of approximately $6,000 US and has realized net losses of approximately $6,000 US for the period February 2000 to September 30, 2001.

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


5.       CAPITAL ASSETS

                                                  2001                             2000

                                     Cost    Accumulated Amortization     Net       NET
         Furniture, fixtures        10,252            3,784              6,468     8,248
         and equipment
         Computer Equipments         8,541            2,786              5,755     1,488
                                    ------------------------------------------     -----

         Total                      18,793            6,570             12,223     9,736
                                    ==========================================     =====



6.       LOANS FROM STOCKHOLDERS

         Loans from stockholders bear interest at the rate of 4%, are due on demand and have no specific terms of repayment.


7.       CAPITAL STOCK

         a)       Authorized

                  50,000,000 Common stock with a $.001 par value

         b)       Common stock

                  The company had issued and outstanding 14,315,893 common stock at the time of the reverse acquisition in January 2001. As detailed in note 1, the company issued 12,000,000 common shares to the shareholders of WebEngine. A total of 9,200,000 shares were cancelled in exchange for the removal of the UK operations in January 2001. There were no other share transactions. The current outstanding shares total 17,115,893.

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


7.       CAPITAL STOCK (Cont'd)

         b)       Common stock (Cont'd)


                  Shares outstanding prior to the
                  reverse acquisition                                14,315,893

                  Issued to shareholders of WebEngine                12,000,000

                  Cancelled for UK operations                        (9,200,000)
                                                                     ----------

                  Shares currently outstanding                       17,115,893
                                                                     ----------

                  The shares of the UK companies were estimated to have a very limited value and therefore the exchange of these shares for 9,200,000 shares of BankEngine was approved by the Board of Directors.

                  All other assets held at the public company level continue to be held for the benefit of the public company and therefore the value attributable to the remaining previous shareholders is reflected by these other assets. The other assets were funds held on deposit by a bank in the UK to provide security for credit card transactions of the UK operations. As the UK operations have since ceased, the security deposits may be released to BankEngine in accordance with the credit card agreements. The capital stock reflects additions to paid in capital for the estimated value of these funds net of estimated liabilties payable to the credit card company and net of the estimated income tax liability arising on the disposition of the UK companies for an addition to paid in capital totaling $405,457.

                  The realizable amount for these funds on deposit will be resolved in early 2002. The agreement for BankEngine to obtain these funds on deposit was settled with the banking institution during 4th quarter and therefore the balance of funds to be received and the amount received in June 2001 was reflected in the 4th quarter only.

         c)       Common stock transactions 2000

                  As at August 31, 1999, Cyberstation had 800 shares outstanding for a total of $130 plus $335,321 of additional paid in capital. A settlement was reached with the shareholder of 600 common shares and as at August 31, 2000, these shares were cancelled for an amount of $ 122,602.

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


8.       DEFERRED INCOME TAXES AND INCOME TAXES

         a)       Current income taxes

         Current income taxes

         Current income taxes consist of;                2001              2000

         Amount calculated at Federal and
         Provincial statutory rates                    73,000            49,000

         Increase resulting from
         Valuation allowance                          (73,000)          (49,000)
                                                      -------           -------


         Current income taxes                             -                   -
                                                      -------           -------

         b)       Income taxes payable

         Income taxes payable represent the anticipated income taxes payable on the disposition of the UK operations as discussed in note 1.


9.       CONTINGENCIES AND COMMITMENTS

         As discussed in the Capital Stock note, the company is liable for shortfalls which may arise upon the settlement with the credit card company. The credit card company has agreed that the limit of the company's liability is the amount of security held on hand which at the year end amounted to 200,000 pounds Sterling. This amount has been reflected as Funds held on deposit. An amount of $146,000 has been included in accounts payable which is the estimate of the liability. The settlement will be based on the transactions to December 31, 2001 and will be settled in early 2002.

         The company has signed a lease commitment for its office space in Toronto, Canada which expires August 31, 2002 and which has an annual rent payable of $46,500.

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


10.      COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income and its components in the financial statements.

         Comprehensive income (loss) for the year ended August 31, 2001:


                                                   Before Tax  Tax (Expense)  Net-of-Tax
                                                     Amount     or Benefit      Amount
                                                   ----------  -------------  ----------
         Foreign currency translation
               adjustments                          (14,093)           --      (14,093)
                                                    -------       -------      -------

         Other comprehensive loss                   (14,093)           --      (14,093)
                                                    =======       =======      =======


         Comprehensive income (loss) for the year ended August 31, 2000:


                                                   Before Tax  Tax (Expense)  Net-of-Tax
                                                     Amount     or Benefit      Amount
                                                   ----------  -------------  ----------

         Foreign currency translation
               adjustments                            1,767            --        1,767
                                                    -------       -------      -------

         Other comprehensive loss                     1,767            --        1,767
                                                    =======       =======      =======


         The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.


11.      EARNINGS PER SHARE

         The company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)



12.      NON-CASH TRANSACTIONS

         The following transactions have not been reflected on the consolidated statement of cashflows.

         As detailed in Note 1, in January 2001, upon the acquisition of Callmate, the company effectively issued its shares to the predecessor shareholders as follows;

         Funds on deposit                                     $601,457
         Accounts payable                                     (146,000)
         Income taxes payable                                  (50,000)
                                                              --------

         Capital stock issued                                 $405,547
                                                              --------


         The settlement with the predecessor shareholder, as detailed in note 7 c was reflected in the accounts as follows;

         Reduction in accounts receivable                    $ 122,602
         Reduction in paid in capital                        ($122,602)


13.      FINANCIAL INSTRUMENTS

         a)       Credit Risk Management

                  The company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit limits.

         b)       Concentration of Credit Risk

                  The company does not believe it is subject to any significant concentration of credit risk. Cash and short-term investments are in place with major financial institutions.



14.      REVENUES FROM MAJOR CUSTOMERS

         2001: No single customer consisted of more than 10% of revenue. 2000: One customer consisted of 29 % of revenue. This customer is related to the former shareholder referred to in note 7 c.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BANKENGINE TECHNOLOGIES, INC.

                                    By: /s/ Joseph J. Alves
                                        ----------------------------------------
                                        President, CEO and Chairman of the Board

           In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.


Signature                        Title                                  Date
---------                        -----                                  ----
/s/ Joseph J. Alves              President and Chairman of the Board    December 14, 2001
---------------------------
Joseph J. Alves


/s/ Mahnoud Hashmi               Chief Operating Officer, Principal     December 14, 2001
---------------------------      Accounting Officer and Director
Mahmoud Hashmi
