Form 10KSB/A
period 2001-08-31
BANKENGINE TECHNOLOGIES INC
filed 2002-01-14
CIK 1096857

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

[X]      Annual Report to Section 13 or 15(d) of the Securities Exchange Act of
         1934

For the Fiscal Year ended August 31, 2001.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to______________

                          Commission File No. 000-27773

                          BANKENGINE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)
            (Formerly known as Callmate Telecom International, Inc.)


                  Florida                                      59-313-4518
----------------------------------------------               ----------------
(State or other jurisdiction of Incorporation)               (I.R.S. Employer
                                                            Identification No.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes [ ]   No [X]

         The issuer's net sales for the most recent fiscal year were $121,423.

         The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on January 10, 2001 was approximately $168,026.79

         As of January 11, 2002 there were 17,115,893 shares of Common Stock, par value $0.001 per share, outstanding.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This amendment to the annual report on Form 10-KSB/A contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward looking statements. BankEngine Technologies, Inc. disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.


                                EXPLANATORY NOTE

         For purposes of this Amendment No. 1 (this "Amendment") to the annual report on Form 10-KSB, for the period ending August 31, 2001 (the "Annual Report"), and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, BankEngine Technologies, Inc. hereby amends and restates
Item 7 of Part II of the Annual Report. In order to preserve the nature and character of the disclosures set forth in the Annual Report, this Amendment does not reflect events occurring after the filing of the Annual Report, or modify or update those disclosures in any way, except to amend and restate Item 7 of Part
II. This Amendment should be read in conjunction with the Annual Report

Item 7.  Financial Statements

REPORT OF INDEPENDENT AUDITORS TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF BANKENGINE TECHNOLOGIES, INC.

We have audited the accompanying revised consolidated balance sheets of BankEngine Technologies, Inc. (formerly Callmate Telecom International, Inc, successor to Webengine Technologies, Inc.), (incorporated in Florida) as of August 31, 2001 and 2000 and the related revised consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years ended August 31, 2001 and 2000. These revised consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these revised consolidated financial statements based on our audits.

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

In our opinion, these revised consolidated financial statements referred to above present fairly, in all material respects, the revised consolidated financial position of BankEngine Technologies, Inc. as of August 31, 2001 and 2000 and the revised consolidated results of its operations and its cash flows for each of the years ended August 31, 2001 and 2000 in conformity with generally accepted accounting principles in the United States of America.



Schwartz Levitsky Feldman LLP
Chartered Accountants

Toronto, Ontario
December 3, 2001, except for notes 1, 8, 10, and 13
which are as of December 27, 2001

BANKENGINE TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies, Inc.)
Revised Consolidated Balance Sheet
As of August 31, 2001 and 2000
(Amounts Expressed in US Dollars)

                                                                   2001        2000

                                                                     $           $

ASSETS
Current

Cash and cash equivalents                                         256,370      63,567
Funds held on deposit                                             291,907           0
Accounts receivable                                                 7,033      78,997
Prepaid expenses and sundry                                         5,614         571
                                                                 --------    --------
                                                                  560,924     143,135

CAPITAL ASSETS, net of accumulated depreciation                    12,223       9,736
                                                                 --------    --------

                                                                  573,147     152,871
                                                                 --------    --------

LIABILITIES

Current

Accounts payable                                                  355,735      30,878
Income taxes payable                                               50,000           0
Loans from stockholders                                           123,187     116,691
                                                                 --------    --------

                                                                  528,922     147,569
                                                                 --------    --------


STOCKHOLDERS' EQUITY

Common stock                                                          130         130

Additional paid in capital                                        448,176     212,719

Accumulated deficit                                              (391,755)   (209,314)
Accumulated other comprehensive income (loss) net of tax          (12,326)      1,767
                                                                 --------    --------

                                                                   44,225       5,302
                                                                 --------    --------

                                                                  573,147     152,871
                                                                 --------    --------

The accompanying notes are an integral part of these consolidated financial Statements.

Approved on behalf of the Board

BANKENGINE TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies, Inc.)
Revised Consolidated Statement of Operations
For the years ended August 31, 2001 and 2000
(Amounts Expressed in US Dollars)

                                                        2001            2000
                                                         $                $

Revenue                                                 121,423         241,496

Cost of revenues                                         68,596         146,427
                                                    -----------     -----------

Gross profit                                             52,827          95,069
                                                    -----------     -----------

Selling, general and administrative expenses            232,405         216,506
Depreciation                                              2,863           2,018
                                                    -----------     -----------
                                                        235,268         218,524
                                                    -----------     -----------

Net income (loss)                                      (182,441)       (123,455)
                                                    -----------     -----------


Net income (loss) per common share                        (0.01)          (0.01)


Weighted average number of
Common shares outstanding                            15,410,595      12,000,000


The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies, Inc.)
Revised Consolidated statements of changes in Stockholders Equity
For the years ended August 31, 2001 and 2000 (Amounts Expressed in US Dollars)


                                            Common Stock                                                           Accumulated
                                        --------------------    Additional      Accumulated   Comprehensive    Other Comprehensive
                                         Shares        Amount     Paid in          Deficit     Income (Loss)      Income (Loss)
                                                                  Capital
                                                          $           $               $               $                  $

Balance, August 31, 1999                12,000,000       130        335,321         (85,859)                                --

Cancellation of shares                                             (122,602)

Net loss for the year                                                              (123,455)       (123,455)

Foreign currency translation
Adjustment                                                                                            1,767              1,767
                                        --------------------------------------------------------------------------------------
Balance, August 31, 2000                12,000,000       130        212,719        (209,314)       (121,688)             1,767


Shares issued on acquisition             5,115,893                  235,457

Net loss for the year                                                              (182,441)       (182,441)

Foreign currency translation
Adjustment                                                                                          (14,093)           (14,093)
                                        --------------------------------------------------------------------------------------
Balance, August 31, 2001                17,115,893       130        448,176        (391,755)       (196,534)           (12,326)
                                        --------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies, Inc.)
Revised Consolidated Statement of Cash Flows
For the years ended August 31, 2001 and 2000
(Amounts Expressed in US Dollars)

                                                              2001       2000
                                                               $           $

OPERATING ACTIVITIES

Net (loss)                                                  (182,441)   (123,455)
                                                            --------    --------
Adjustments to reconcile net  (loss)
to net cash used by operating activities

Depreciation                                                   2,863       2,018
(Increase) decrease in accounts receivable                    73,540      76,420
Decrease in funds on deposit                                 303,006          --
(Increase) decrease in prepaid expenses and sundry assets     (5,387)      1,317
Increase (decrease) in accounts payable                       10,706      21,865
                                                            --------    --------
Total adjustments                                            384,728     101,620
                                                            --------    --------
Net cash provided by (used in) operating activities          202,287     (21,835)
                                                            --------    --------

Investing activities
Acquisition of capital assets                                 (5,896)     (5,243)
                                                            --------    --------
Net cash  (used in) investing activities                      (5,896)     (5,243)
                                                            --------    --------

Financing activities
Advances (repayment) of loans                                 11,531      (4,946)
                                                            --------    --------
Net cash provided by (used in) financing activities           11,531      (4,946)
                                                            --------    --------

Effects of changes in Foreign currency rates                 (15,119)        848
                                                            --------    --------

Increase (decrease) in cash                                  192,803     (31,176)
Cash and cash equivalents, beginning of year                  63,567      94,743
                                                            --------    --------
Cash and cash equivalents, end of year                       256,370      63,567
                                                            --------    --------

Interest paid                                                    Nil         Nil
Income taxes paid                                                Nil         Nil

The accompanying notes are an integral part of these consolidated financial statements

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


1.       REVISIONS TO CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements have been revised to include an additional accounts payable in the amount of $170,000. This amount has been claimed by the former auditors of the company and as discussed in note 10, the company is disputing the amount outstanding. Previously, the capital stock issued amount was reported as $405,457. This amount has been reduced by $170,000 to $235,457.

2.       BASIS OF PRESENTATION

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

         On March 5, 2001 the company changed its name to BankEngine Technologies, Inc.

         Subsequent to the year end, WebEngine changed its name to Critical Commerce Inc.

         The acquisition of Callmate, as a reverse acquisition, was reflected as follows;

         Funds on deposit                                     $601,457
         Accounts payable                                     (316,000)
         Income taxes payable                                  (50,000)
                                                              --------
         Capital stock issued                                 $235,457
                                                              --------

         During the year, a portion of the funds on deposit have been received.

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


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

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


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

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


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

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


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


4.       RECENT PRONOUNCEMENTS

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

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


4.       RECENT PRONOUNCEMENTS (Cont'd)

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


5.       INVESTMENT IN NON-CONTROLLED INVESTEE

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

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


6.       CAPITAL ASSETS

                                              2001                                   2000

                                      Cost   Accumulated Amortization          Net            NET
                                        $              $                        $              $
         Furniture, fixtures         10,252          3,784                    6,468          8,248
         and equipment
         Computer Equipments          8,541          2,786                    5,755          1,488
                                     ----------------------------------------------          -----

         Total                       18,793          6,570                   12,223          9,736
                                     ==============================================          =====


7.       LOANS FROM STOCKHOLDERS

         Loans from stockholders bear interest at the rate of 4% and have no specific terms of repayment.


8.       CAPITAL STOCK

         a)       Authorized

                  50,000,000 Common stock with a $.001 par value

         b)       Common stock

                  The company had issued and outstanding 14,315,893 common stock at the time of the reverse acquisition in January 2001. As detailed in note 2, the company issued 12,000,000 common shares to the shareholders of WebEngine. A total of 9,200,000 shares were cancelled in exchange for the removal of the UK operations in January 2001. There were no other share transactions. The current outstanding shares total 17,115,893.

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


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

                  All other assets held at the public company level continue to be held for the benefit of the public company and therefore the value attributable to the remaining previous shareholders is reflected by these other assets. The other assets were funds held on deposit by a bank in the UK to provide security for credit card transactions of the UK operations. As the UK operations have since ceased, the security deposits may be released to BankEngine in accordance with the credit card agreements. The capital stock reflects additions to paid in capital for the estimated value of these funds net of estimated liabilties payable to the credit card company, accounts payable to the previous auditors of the company and net of the estimated income tax liability arising on the disposition of the UK companies for an addition to paid in capital totaling $235,457.

                  The realizable amount for these funds on deposit will be resolved in early 2002. The agreement for BankEngine to obtain these funds on deposit was settled with the banking institution during 4th quarter and therefore the balance of funds to be received and the amount received in June 2001 was reflected in the 4th quarter only.

         c)       Common stock transactions 2000

                  As at August 31, 1999, Cyberstation had 1,000 shares outstanding for a total of $130 plus $335,321 of additional paid in capital. A settlement was reached with the shareholder of 400 common shares and as at August 31, 2000, these shares were cancelled for an amount of $122,602.

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


9.       DEFERRED INCOME TAXES AND INCOME TAXES

         a)       Current income taxes

         Current income taxes

         Current income taxes consist of;            2001               2000

         Amount calculated at Federal and
         Provincial statutory rates                 73,000             49,000

         Increase resulting from
         Valuation allowance                       (73,000)           (49,000)
                                                   -------             ------

         Current income taxes                           --                 --
                                                   -------            -------

         b)       Income taxes payable

         Income taxes payable represent the anticipated income taxes payable on the disposition of the UK operations as discussed in note 2.


10.      CONTINGENCIES AND COMMITMENTS

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

         Included in accounts payable is the amount of $170,000 which represents the amount invoiced by the former auditors of the company. The company is disputing this amount. The company does not believe that its former auditors, who have taken no action beyond sending invoices, will file a claim. If a claim were to be raised, the company would vigorously dispute the action as well as consider its own options.

         The company has signed a lease commitment for its office space in Toronto, Canada which expires August 31, 2002 and which has an annual rent payable of $46,500.

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


11.      COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income and its components in the financial statements.

         Comprehensive income (loss) for the year ended August 31, 2001:

                                              Before Tax   Tax (Expense)   Net-of-Tax
                                                Amount      or Benefit       Amount
                                             -----------    -----------   -----------
         Foreign currency translation
               adjustments                       (14,093)          --         (14,093)
                                             -----------    -----------   -----------

         Other comprehensive loss                (14,093)          --         (14,093)
                                             ===========    ===========   ===========


         Comprehensive income (loss) for the year ended August 31, 2000:

                                              Before Tax   Tax (Expense)   Net-of-Tax
                                                Amount       or Benefit      Amount
                                             -----------    -----------   -----------
         Foreign currency translation
               adjustments                         1,767           --           1,767
                                             -----------    -----------   -----------
         Other comprehensive loss                  1,767           --           1,767
                                             ===========    ===========   ===========


         The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.


12.      EARNINGS PER SHARE

         The company has adopted Statement No.128, Earnings Per Share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)



13.      NON-CASH TRANSACTIONS

         The following transactions have not been reflected on the consolidated statement of cashflows.

         As detailed in Note 2, in January 2001, upon the acquisition of Callmate, the company effectively issued its shares to the predecessor shareholders as follows;

         Funds on deposit                                     $601,457
         Accounts payable                                     (316,000)
         Income taxes payable                                  (50,000)
                                                              --------

         Capital stock issued                                 $235,457
                                                              --------


         The settlement with the predecessor shareholder, as detailed in note 8 c was reflected in the accounts as follows;

         Reduction in accounts receivable                    $ 122,602
         Reduction in paid in capital                        ($122,602)


14.      FINANCIAL INSTRUMENTS

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


15.      REVENUES FROM MAJOR CUSTOMERS

         2001:  No single customer consisted of more than 10% of revenue.

         2000: One customer consisted of 29% of revenue. This customer is related to the former shareholder referred to in note 8 c.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BANKENGINE TECHNOLOGIES, INC.

                           By:      /s/ Joseph J. Alves
                                    President, CEO and Chairman of the Board

           In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature                              Title                          Date


/s/ Joseph J. Alves       President and Chairman of the Board   January 14, 2002
-------------------
Joseph J. Alves


/s/ Mahmoud Hashmi        Chief Operating Officer, Principal    January 14, 2002
-------------------       Accounting Officer and Director
Mahmoud Hashmi