Form 10QSB
period 2001-11-30
BANKENGINE TECHNOLOGIES INC
filed 2002-01-18
CIK 1096857

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended November 30, 2001

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-27773

                         BANKENGINE TECHNOLOGIES, INC.
            (Formerly known as Callmate Telecom International, Inc.)
             (Exact name of registrant as specified in its charter)



        Florida                                        59-3134518
        -------                                        ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)



         725 Port St. Lucie Blvd., Suite 103, Port St. Lucie, FL, 34984
         --------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (888) 672-5935
                                 --------------
              (Registrant's telephone number, including area code)

        Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        The number of shares outstanding of the registrant's Common Stock, $.001 Par Value, on January 18, 2002, was 17,115,893 shares.

                         BANKENGINE TECHNOLOGIES, INC.
            (formerly known as Callmate Telecom International, Inc.)

               NOVEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-QSB

                               TABLE OF CONTENTS


PART I          FINANCIAL INFORMATION

                                                                     Page Number

Item 1. Financial Statements...................................................4
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................14


PART II         OTHER INFORMATION

Item 1. Legal Proceedings.....................................................17
Item 2. Changes in Securities and Use of Proceeds.............................17
Item 3. Defaults Upon Senior Securities.......................................17
Item 4. Submission of Matters to a Vote of Security Holders...................17
Item 5. Other Information.....................................................17
Item 6. Exhibits and Reports on Form 8-K......................................17

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANKENGINE TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies, Inc.)
Consolidated Balance Sheet
As of November 30, 2001
(Amounts Expressed in US Dollars)
(Unaudited)

ASSETS                                                                    $

Current

Cash and cash equivalents                                               204,948
Funds held on deposit                                                   284,817
Accounts receivable                                                       5,431
Prepaid expenses and sundry                                               5,495
                                                                       --------
                                                                        500,691

CAPITAL ASSETS, net of accumulated depreciation                          15,297
                                                                       --------

                                                                        515,988
                                                                       --------

LIABILITIES

Current

Accounts payable                                                        349,770
Income taxes payable                                                     47,686
                                                                       --------
                                                                        397,456

LOANS FROM STOCKHOLDERS                                                 122,270
                                                                       --------
                                                                        519,726
                                                                       --------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock                                                                130

Additional paid in capital                                              448,176

Accumulated deficit                                                    (439,912)
Accumulated other comprehensive income (loss) net of tax                (12,132)
                                                                       --------

                                                                         (3,738)
                                                                       --------

                                                                        515,988
                                                                       --------

The accompanying notes are an integral part of these consolidated financial statements
Approved on behalf of the Board.

BANKENGINE TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies, Inc.)
Consolidated Statement of Operations
For the three months ended November 30, 2001 and 2000
(Amounts Expressed in US Dollars)
(Unaudited)

                                                          2001             2000
                                                         $                $

Revenue                                                  6,012           54,398

Cost of revenues                                         7,940           24,288
                                                       -------          -------

Gross profit                                            (1,928)          30,110
                                                       -------          -------

Selling, general and administrative expenses            45,119           53,435
Depreciation                                             1,110              661
                                                       -------          -------
                                                        46,229           54,096
                                                       -------          -------

Net income (loss)                                      (48,157)         (23,986)
                                                       -------          -------

Net income (loss) per common share                       (0.00)           (0.00)


Weighted average number of
Common shares outstanding                            17,115,893      12,000,000



The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies, Inc.)
Revised Consolidated statements of changes in Stockholders Equity
For the periods ended November 30, 2001 and 2000
(Amounts Expressed in US Dollars)
(Unaudited)


                                                Common Stock         Additional                                     Accumulated
                                          ------------------------    Paid in     Accumulated    Comprehensive   Other Comprehensive
                                            Shares          Amount    Capital       Deficit      Income (Loss)     Income (Loss)
                                          ----------        ------   ----------   -----------    -------------     --------------
                                                            $        $              $              $                  $
Balance, August 31, 2000                  12,000,000           130      212,719      (209,314)                              1,767

Net loss for the period                                                               (23,986)         (23,986)

Foreign currency translation
Adjustment                                                                                                 165                165
                                          ----------        ------   ----------   -----------    -------------     --------------

Balance, November 30, 2000                12,000,000           130      212,719      (233,300)         (23,821)             1,932
                                          ----------        ------   ----------   -----------    =============     --------------


Balance, August 31, 2001                  17,115,893           130      448,176      (391,755)                            (12,326)

Net loss for the period                                                               (48,157)         (48,157)

Foreign currency translation
Adjustment                                                                                                 194               194
                                          ----------        ------   ----------   -----------    -------------     --------------

Balance, November 30, 2001                17,115,893           130      448,176      (439,912)         (47,963)           (12,132)
                                          ----------        ------   ----------   -----------    =============     --------------


The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE TECHNOLOGIES, INC.
(Formerly Callmate Telecom International, Inc.)
(Successor to WebEngine Technologies, Inc.)
Consolidated Statement of Cash Flows
For the three month period ended August 31, 2001 and 2000
(Amounts Expressed in US Dollars)
(Unaudited)

                                                           2001          2000
                                                     ----------    ----------
                                                     $             $
OPERATING ACTIVITIES

Net (loss)                                              (48,157)      (23,986)
Adjustments to reconcile net (loss)
to net cash used by operating activities

Depreciation                                              1,110           661
(Increase) decrease in accounts receivable                1,451        39,934
Decrease in funds on deposit                                926             -
(Increase) decrease in prepaid expenses
 and sundry assets                                            -        (3,691)
Increase (decrease) in accounts payable                   1,540        (6,010)
                                                     ----------    ----------
Total adjustments                                         5,027        30,894
                                                     ----------    ----------
Net cash provided by (used in) operating activities     (43,130)        6,908
                                                     ----------    ----------

Investing activities
Acquisition of capital assets                            (4,433)            -
                                                     ----------    ----------
Net cash (used in) investing activities                  (4,433)            -
                                                     ----------    ----------

Financing activities
Advances of loans                                         1,679        15,189
                                                     ----------    ----------
Net cash provided by (used in) financing activities       1,679        15,189
                                                     ----------    ----------
Effects of changes in Foreign currency rates             (5,538)         (400)
                                                     ----------    ----------

Increase (decrease) in cash                             (51,422)       21,697
Cash and cash equivalents, beginning of year            256,370        63,567
                                                     ----------    ----------
Cash and cash equivalents, end of year                  204,948        85,264
                                                     ----------    ----------

Interest paid                                               Nil           Nil
Income taxes paid                                           Nil           Nil

The accompanying notes are an integral part of these consolidated financial statements

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

1.       BASIS OF PRESENTATION

         On January 5, 2001, Callmate Telecom International, Inc. ("Callmate") acquired all of the issued and outstanding shares of common stock of WebEngine Technologies, Inc. ("WebEngine") in exchange for 12,000,000 common shares of Callmate in a reverse acquisition. 9,200,000 common shares of Callmate held by previous shareholders of Callmate were cancelled in exchange for all of the shares of its subsidiaries, which carry on the UK operations of Callmate. The acquisition by the shareholders of WebEngine of a majority of the shares of Callmate has been accounted for as a reverse acquisition. As Callmate became substantially a shell after the removal of the UK operations, no goodwill has been reflected on this acquisition. Although Callmate is the legal acquirer, WebEngine is treated as having acquired Callmate for accounting purposes. Callmate has been accounted for as the successor to WebEngine.

         WebEngine was incorporated in November 2000 in order to hold the shares of CyberStation Computers and Support Inc. ("CyberStation"). The shareholders of CyberStation became the shareholders of WebEngine and therefore WebEngine has been considered to be a successor to CyberStation.

         The historical financial statements of BankEngine (the "Company") are those of CyberStation as the Company has been accounted for as the successor to CyberStation.

         The estimated income tax costs of the divestiture of the UK operations has been treated as a reduction of the assets acquired on the acquisition of the shell company and has been included in income taxes payable.

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
                                                 --------

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


2.       MANAGEMENT INTENTIONS

         The Company has sustained recurring operating losses and negative cash flow from operations. Management plans to mitigate these adverse conditions through the following activities;

         a) The Company has developed a new software product, the Critical Commerce Suite. The Critical Commerce Suite is a sophisticated online entertainment database and billing system that manages an entire online entertainment business. From the serving and management of video streaming, management of images for viewing, and sale, the Suite provides cutting edge management tools for sophisticated management oversight. The Critical Commerce Suite can either be offered as a service, whereby the Company manages a series of sites and content for a monthly fee, or is licensed with fees corresponding to the number clients managed and services offered. The Company has finalized development and is currently focusing its efforts on marketing this new product.

         b) The Company is disputing the amount of $170,000 included in accounts payable, which represents an amount invoiced by the former auditors of the Company. As discussed in note 6, the Company does not believe that its former auditors, who have taken no action beyond sending invoices, will file a claim. The Company intends to resolve this dispute shortly.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a)       Principal business activities

                  The Company carries on the business of software development for its Critical Commerce Suite to provide video streaming analysis tools and computer consulting, through its wholly owned subsidiaries, Critical Commerce Inc., a Delaware corporation, and CyberStation, a company operating in Canada.

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         b)       Basis of consolidated financial statement presentation

                  In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended November 30, 2001 and 2000, (b) the financial position at November 30, 2001, and (c) cash flows for the three-month periods ended November 30, 2001 and 2000, have been made. The results of operations for the three-month period ended November 30, 2001 are not necessarily indicative of those to be expected for the entire year. The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition for acquisitions accounted for using the purchase method. All significant inter-company accounts and transactions have been eliminated.

         c)       Net Income (Loss) Per Weighted Average Common Stock

                  Net income (Loss) per common stock is computed by dividing net income (loss) for the period by the weighted average number of common stock outstanding during the period.

         d)       Foreign Currency

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

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         e)       Use of Estimates

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

         f)       Computer software development

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


4.       INVESTMENT IN NON-CONTROLLED INVESTEE

         The Company has a 50% interest in X-Tech International Solutions Limited (X-Tech), a company operating in the UK. BankEngine has no involvement with the management of this company and it is intended that it be wound up in the near future. BankEngine has no obligation to fund any shortfalls and therefore no amount has been reflected for our investment in X-Tech. As at September 30, 2001, X-Tech had a total shareholders deficiency of approximately $6,000 US and has realized net losses of approximately $6,000 US for the period February 2000 to September 30, 2001.

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


5.       CAPITAL STOCK

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


                  Shares outstanding prior to the
                  reverse acquisition                     14,315,893

                  Issued to shareholders of WebEngine     12,000,000

                  Cancelled for UK operations             (9,200,000)
                                                         -----------

                  Shares currently outstanding            17,115,893
                                                         -----------

                  The shares of the UK companies were estimated to have a very limited value and therefore the exchange of these shares for 9,200,000 shares of BankEngine was approved by the Board of Directors.

                  All other assets held at the Company level represent value attributable to the remaining shareholders of the Company. The other assets were funds held on deposit by a bank in the UK to provide security for credit card transactions of the UK operations. As the UK operations have since ceased, the security deposits may be released to BankEngine in accordance with the credit card agreements. The capital stock reflects additions to paid in capital for the estimated value of these funds net of estimated liabilities payable to the credit card company, accounts payable to the previous auditors of the Company and net of the estimated income tax liability arising on the disposition of the UK companies for an addition to paid in capital totaling $235,457.

BANKENGINE TECHNOLOGIES, INC.
(FORMERLY CALLMATE TELECOM INTERNATIONAL, INC.)
(SUCCESSOR TO WEBENGINE TECHNOLOGIES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2001 and 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


6.       CONTINGENCIES AND COMMITMENTS

         As discussed in the Capital Stock note, the Company is liable for shortfalls that may arise upon the settlement with the credit card company. The credit card company has agreed that the limit of the Company's liability is the amount of security held on hand which at the year-end amounted to 200,000 pounds Sterling. This amount has been reflected as Funds held on deposit. An amount of $146,000 has been included in accounts payable, which is the estimate of the liability. The settlement will be based on the transactions to December 31, 2001 and will be settled in early 2002.

         Included in accounts payable is the amount of $170,000, which represents the amount invoiced by the former auditors of the Company. The Company is disputing this amount. The Company does not believe that its former auditors, who have taken no action beyond sending invoices, will file a claim. If a claim were to be raised, the Company would vigorously dispute the action as well as consider its own options.

         The Company has signed a lease commitment for its office space in Toronto, Canada which expires August 31, 2002 and which has an annual rent payable of $46,500.


7.       EARNINGS PER SHARE

         The Company has adopted Statement No.128, Earnings Per Share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.


8.       FINANCIAL INSTRUMENTS

         a)       Credit Risk Management

                  The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies that include the analysis of the financial position of its customers and the regular review of their credit limits.

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

         The strategic decision to shed the telecom business in the UK, while canceling 9.2 million shares as part of the original payment for the telecom assets, both alleviated most of the debt burden of the Company and reduced the outstanding share capital. The Company has chosen to focus on the business of acting as a solution provider for the purposes of processing online transactions for online merchants as well as a solution provider for online content management systems. The Company's previous acquisition of CyberStation Inc. and its access to the BankEngine software (the "BankEngine Suite") was fortuitous and should, in the belief of management, help the Company secure sufficient market share in both areas. Management believes that the BankEngine Suite is mature and adaptable while the new Critical Commerce software (the "Critical Commerce Suite") is innovative and novel. The Company has recently completed development of its Critical Commerce Suite and is focusing its marketing efforts on this product.

The Critical Commerce Suite

         The Critical Commerce Suite is a sophisticated online entertainment database and billing system that is intended to manage an entire online entertainment business. From the serving and management of video streaming, management of images for viewing and sale, the Critical Commerce Suite is designed to provide cutting edge management tools for sophisticated management oversight. Management anticipates that the Critical Commerce Suite can either be offered as a service, whereby the Company manages a series of sites and content for a monthly fee, or be licensed with fees corresponding to the number clients managed and services offered. Management believes that the development of he Critical Commerce Suite has been finalized and is currently implementing its marketing plans thereof.

Connectivity management of online video streaming services

         The Critical Commerce Suite in intended to offer complete management of statistical data derived from viewer access to a variety of popular online video streaming platforms at the choice of merchants. The Critical Commerce Suite=s sophisticated databases is expected to be able to manage access to a full range of access data derived from customer viewing patterns and habits.

Connectivity to video libraries

         The Critical Commerce Suite is expected to offer complete management over libraries of video clips and larger, downloadable segments.

Customer account Management

         The Critical Commerce Suite is expected to offer a wide range of customer consumption data so as to provide accurate billing information. In addition, management believes that it will efficiently track referral activity for reselling purposes and more accurate billing.

Bandwidth Usage and Tracking

         The Critical Commerce Suite is expected to offer effective analysis of bandwidth usage and consumption. Control of this type of information tends to be vital for the success of online content stores and content distribution providers.

The Bank Engine Suite

         The Company will attempt to maintain providing its BankEngine Suite of electronic commerce banking products for Internet merchants and financial institutions. Management anticipates that the Company's products will provide systems that allow merchants to process payments and screen against fraud and banks to manage their merchants and screen against fraud. The Company is, in the opinion of management, able to support merchants and merchant banks worldwide.

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

         Using the Internet to bridge the gap between merchants and banks, BankEngine has been supporting merchants and merchant banks worldwide. The Company can support member banks in Canada, United States, Central American, Caribbean, Western Europe, Australia, and Asia Pacific, and supports 173 different currencies. Merchants are issued merchant accounts from their choice of BankEngine Suite-enabled member banks and can perform transactions with their accounts using the Internet, regardless of where in the world they are located. Merchants can easily integrate the Company's client software into their automated Internet servers and use the BankEngine Suite for their manual & batch processing.

         In addition, BankEngine client software works with any type of Internet connection, and runs on multiple operating systems including Win32 (95/98/2000/NT) and most flavors of Unix, under a variety of computer hardware. The BankEngine Suite client software can be used with any programming language. The BankEngine Suite is powerful enough and robust enough to allow each merchant to transact simultaneously from multiple Internet computers, multiple manual operators, and multiple batches. The BankEngine Suite protects the secrecy of each and every transaction and report synchronization, using its military grade security, which includes PKI authentication and 2048 bit TLS cryptography.

Results of Operations

THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2000

Revenues

         Revenue for the three-month period ended November 30, 2001 totaled $6,012, a decrease of 89% from the comparable period in 2000. This decrease is attributable to the change in the Company=s focus from computer consulting and online transaction processing to software development of its Critical Commerce Suite. In addition to its BankEngine Suite of tools, the Company has developed its Critical Commerce Suite of tools for analyzing video streaming. The Company has developed the software and is currently marketing to potential corporate users.

Cost of Revenues

         For the three months ended November 30, 2001, the cost of revenues decreased to $7,940 from $24,288 for the three months ended November 30, 2000. This decrease is mainly due to the decreased volume and the shift to the additional Critical Commerce Suite product.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended November 30, 2001 were $45,119 as compared to $53,435 for the similar period in 2000. The 16% decrease in selling, general and administrative expenses is principally attributable to reduced sales volume.

Net Loss

         Net loss for the three months ended November 30, 2001 amounted to $48,157 as compared to a net loss of $23,986 for the three months ended November 30, 2000. This increase in net loss is principally attributable to the reduction in sales volume.

Liquidity and Capital Resources

Operating Activities

         For the three-months ended November 30, 2001, net cash used by operating activities amounted to $43,130, an increase from the net cash provided by operating activities of $6,908 for the comparable period in 2000. The decrease in cash provided by operating activities is primarily the result of the reduction in volume as a result of the change in the direction of the Company=s software development and marketing initiatives.

Financing Activities

         At November 30, 2001, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. The Company believes that its current operations and cash balances will be sufficient to satisfy its currently anticipated cash requirements for the next 12 months. However, additional capital could be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on many factors, including but not limited to, prevailing market conditions, interest rates, and the Company's prevailing financial position and results of operations.

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

         Definitive Schedule 14C filed with the Commission on November 13, 2001, which Schedule 14C is hereby incorporated by reference.

(b)      Reports on Form 8-K.

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BankEngine Technologies, Inc.

Dated: January 18, 2001                  By: /s/ Joseph Alves
                                             --------------------------------
                                         Joseph Alves
                                         Chairman and Chief Executive Officer

                                 EXHIBIT INDEX



         19.     Definitive Schedule 14C filed on November 13, 2001*

         *Incorporated by reference