Form 10QSB
period 2002-02-28
BANKENGINE TECHNOLOGIES INC
filed 2002-04-15
CIK 1096857

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 28, 2002

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-27773

                          BANKENGINE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)



         Florida                                        59-3134518
 -----------------------                   ------------------------------------
(State of incorporation)                   (I.R.S. Employer Identification No.)
         -



         725 Port St. Lucie Blvd., Suite 201, Port St. Lucie, FL, 34984
         --------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (888) 672-5935
              (Registrant's telephone number, including area code)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The number of shares outstanding of the registrant's Common Stock, $.001 Par Value, on April 12, 2002, was 19,015,893 shares.

                          BANKENGINE TECHNOLOGIES, INC.

               FEBRUARY 28, 2002 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS



PART I          FINANCIAL INFORMATION
                                                                                 Page Number
Item 1.  Financial Statements.................................................           2
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................          13


 PART II        OTHER INFORMATION

Item 1.  Legal Proceedings....................................................          17
Item 2.  Changes in Securities and Use of Proceeds............................          17
Item 3.  Defaults Upon Senior Securities......................................          17
Item 4.  Submission of Matters to a Vote of Security Holders..................          17
Item 5.  Other Information....................................................          17
Item 6.  Exhibits and Reports on Form 8-K.....................................          17


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As of February 28, 2002
(Amounts Expressed in US Dollars)
(Unaudited)

ASSETS

Current

Cash and cash equivalents                                            $210,124
Funds held on deposit                                                 211,935
Accounts receivable                                                     3,242
Prepaid expenses and sundry                                             5,200
                                                                      430,501

CAPITAL ASSETS, net of accumulated depreciation                        22,090

                                                                      452,591

LIABILITIES

Current

Accounts payable                                                      359,092
Income taxes payable                                                   46,732
                                                                      405,824

LOANS FROM STOCKHOLDER                                                119,436
                                                                      525,260

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock authorized
50,000,000 Class Common Stock with a par value of $.001 each           17,216

Additional paid in capital                                            433,590

Accumulated deficit                                                  -511,999
Accumulated other comprehensive income (loss) net of tax              -11,476

                                                                      -72,669

                                                                      452,591


The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
For the three and six month periods ended February 28, 2002 and 2001 (Amounts Expressed in US Dollars)
(Unaudited)


                                                   For the three month periods ended   For the six month periods ended
                                                             February 28,                     February 28,
                                                  -----------------------------------  -------------------------------
                                                         2002             2001              2002               2001
                                                         ----             ----              ----               ----
Revenue                                           $         63       $    135,026      $      6,075       $    295,057

Cost of sales                                                -             26,940             7,940             51,062

Gross profit (loss)                                         63            108,086            (1,865)           243,995

Selling, general and administrative expenses            71,519             34,735           116,638            156,237
Depreciation                                             1,526                                2,636                  -
                                                        73,045             34,735           119,274            156,237

Net income (loss) before other                         (72,982)            73,351          (121,139)            87,758
Interest income                                            895                  -               895                  -
Net income (loss)                                      (72,087)            73,351          (120,244)            87,758

Net income (loss) per common share                      ($0.00)             $0.00            ($0.01)             $0.01

Weighted average number of
Common shares outstanding                           17,164,208         15,069,536        17,139,782         13,526,289


The accompanying notes are an integral part of these consolidated financial statements

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated statements of changes in Stockholders' Equity (Deficiency) For the six month periods ended February 28, 2002 and 2001
(Amounts expressed in US Dollars)
(Unaudited)


                                                                                                                   Accumulated Other
                                                           Stock      Additional paid  Accumulated  Comprehensive   Comprehensive
                                          Common Shares    Amount        in capital       deficit    income (loss)   income (loss)
                                          -------------    ------     ---------------  ------------ -------------- ---------------
Balance, August 31, 2000                    12,000,000   $   12,000      $  200,849      $-209,314   $              $    1,767

Shares issued on acquisition                 5,115,893        5,116         230,341

Net income for the period                                                                   87,758      87,758

Foreign currency translation
Adjustment                                                                                              14,581          14,581

Balance, February 28, 2001                  17,115,893       17,116         431,190      -121,556      102,339          16,348


Balance, August 31, 2001                    17,115,893       17,116         431,190      -391,755                      -12,326

Shares issued in exchange for services         100,000          100           2,400

Net loss for the period                                                                  -120,244     -120,244

Foreign currency translation
Adjustment                                                                                                 850             850

Balance, February 28, 2002                  17,215,893       17,216         433,590      -511,999     -119,394         -11,476


The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the six month periods ended February 28, 2002 and 2001
(Amounts Expressed in US Dollars)
(Unaudited)


                                                                            2002           2001
                                                                          ---------     ----------
OPERATING ACTIVITIES

Net income (loss)                                                         $-120,244     $ 87,758
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities

Depreciation                                                                 2,636         1,048
Decrease in accounts receivable                                              3,395        28,282
Shares issued for services rendered                                          2,500             0
Decrease in funds on deposit                                                68,677             0
Decrease in prepaid expenses and sundry assets                                 187             0
Increase in accounts payable                                                17,995             0
Increase in income taxes payable                                                 0        50,000
Total adjustments                                                           95,390        79,330
Net cash provided by (used in) operating activities                        -24,854       167,088

Investing activities
Acquisition of capital assets                                              -12,964             0
Net cash  (used in) investing activities                                   -12,964             0

Financing activities
Advances (repayments) of loans                                               2,071       -89,989
Issuance of capital stock                                                        0       106,946
Net cash provided by (used in) financing activities                          2,071        16,957

Effects of changes in foreign currency rates                               -10,499             0

Increase (decrease) in cash                                                -46,246       184,045
Cash and cash equivalents, beginning of year                               256,370        51,785
Cash and cash equivalents, end of year                                     210,124       235,830

Interest paid                                                                  Nil           Nil
Income taxes paid                                                              Nil           Nil


The accompanying notes are an integral part of these financial statements

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2002 and 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

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

         On March 5, 2001 the Callmate changed its name to BankEngine Technologies, Inc.

         WebEngine changed its name to Critical Commerce Inc. in November of 2001.

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
                                                          --------

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2002 and 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


2.       MANAGEMENT INTENTIONS

         The Company has sustained recurring operating losses and negative cash flows from operations. Management plans to mitigate these adverse conditions through the following activities;

         a) The Company has developed a new software product, the Critical Commerce Suite. The Critical Commerce Suite is a sophisticated online entertainment database and billing system that manages an entire online entertainment business. From the serving and management of video streaming, management of images for viewing, and sale, the Critical Commerce Suite provides cutting edge management tools for sophisticated management oversight. The Critical Commerce Suite can either be offered as a service, whereby the Company manages a series of sites and content for a monthly fee, or is licensed with fees corresponding to the number clients managed and services offered. The Company has finalized development and is currently concentrating its efforts on marketing this new product..

         b) The Company is disputing the amount of $170,000 included in accounts payable. This figure represents an amount invoiced by the former auditors of the Company. As discussed in note 6, the Company does not believe that its former auditors, who have taken no action beyond sending invoices, will file a claim. The Company intends to resolve this dispute shortly.

         c) As discussed in note 7, the Company has acquired a subsidiary, Platinum Telecommunications Inc.


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

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2002 and 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         b)       Basis of consolidated financial statement presentation

                  In the opinion of management of the Company (the "Management"), all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the six month periods ended February 28, 2002 and 2001, (b) the financial position at February 28, 2002, and (c) cash flows for the six-month periods ended February 28, 2002 and 2001, have been made. The results of operations for the six-month period ended February 28, 2002 are not necessarily indicative of those to be expected for the entire year. The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.

                  The audited financial statements at August 31, 2001, which are included in the Company's Annual Report on Form 10-KSB, should be read in conjunction with these consolidated financial statements.

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition for acquisitions accounted for using the purchase method. All significant intercompany accounts and transactions have been eliminated.

         c)       Net Income (Loss) Per Weighted Average Common Stock

                  Net income (Loss) per share of common stock is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period.

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

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2002 and 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


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


4.       INVESTMENT IN NON-CONTROLLED INVESTEE

         The Company has a 50% interest in X-Tech International Solutions Limited ("X-Tech"), a company operating in the UK. The Company has no involvement with the management of X-Tech and it is intended that X-Tech be wound up in the near future. The Company has no obligation to fund any shortfalls and therefore no amount has been reflected for its investment in X-Tech. As at September 30, 2001, X-Tech had a total shareholders' deficiency of approximately $6,000 and had realized net losses of approximately $6,000 for the period February 2000 to September 30, 2001.

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2002 and 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


5.       CAPITAL STOCK

         a)       Authorized

                  50,000,000 Common stock with a $.001 par value

         b)       Common stock

                  The Company had issued and outstanding shares of 14,315,893 common stock at the time of the reverse acquisition in January 2001. As detailed in note 1, the Company issued 12,000,000 shares of Common Stock to the shareholders of WebEngine. A total of 9,200,000 such shares were cancelled in exchange for the UK operations in January 2001. The current outstanding shares total 17,215,893, as follows:


                  Shares outstanding prior to the
                  reverse acquisition                               14,315,893

                  Issued to shareholders of WebEngine               12,000,000

                  Cancelled for UK operations                       (9,200,000)

                  Shares issued in the current year end                100,000
                                                                    ----------

                  Shares currently outstanding                      17,215,893
                                                                    ----------

                  The shares of the UK companies were estimated to have a very limited value and therefore the exchange of these shares for 9,200,000 shares of BankEngine was approved by the Board of Directors.

                  All other assets held by the Company continue to be held for its benefit and therefore the value attributable to the remaining shareholders is reflected by these other assets. The other assets were funds held on deposit by a bank in the UK to provide security for credit card transactions of the UK operations. As the UK operations have since ceased, the security deposits may be released to the Company in accordance with the credit card agreements. The capital stock reflects additions to paid in capital for the estimated value of these funds net of estimated liabilities payable to the credit card company, accounts payable to the previous auditors of the Company and net of the estimated income tax liability arising on the disposition of the UK companies for an addition to paid in capital totaling $235,457.

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2002 and 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


6.       CONTINGENCIES AND COMMITMENTS

         As discussed in the Capital Stock note, the Company is liable for shortfalls which may arise upon the settlement with the credit card company. The credit card company has agreed that the limit of the Company's liability is the amount of security held on hand which at the period end amounted to the equivalent of $211,935. This amount has been reflected as Funds held on deposit. An amount of $141,290 has been included in accounts payable which is the estimate of the liability. The settlement will be based on the transactions to December 31, 2001. Management anticipates that the liability will be settled by mid 2002.

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

         The Company has signed a lease commitment for its office space in Toronto, Canada which expires August 31, 2002. The annual rent payable therefor is $46,500.

7.       SUBSEQUENT EVENTS

         On April 5, 2002, the Company, through its Canadian subsidiary, acquired 70% of the outstanding share capital of Platinum Telecommunications Inc. a company operating in Ontario in consideration for 1,800,000 shares of Common Stock of the Company.


8.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which is effective for fiscal years beginning after December 15, 2001, except goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this Statement. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

         In August 2001, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2002 and 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


8.       NEW ACCOUNTING PRONOUNCEMENTS (Cont'd)

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

         The Company has not yet determined what the effects of these Statements will be on its financial position and results of operations.

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

The Company decided to move away from the telecommunications business in the UK due to its growing indebtedness and the increased competitiveness in the international telecommunications industry. This trend was particularly strong in the UK. Management of the Company (the "Management") currently believes, however, that the telecommunications industry has recently displayed initial signs of recovery.

The strategic decision to shed the telecom business in the UK, while canceling
9.2 million shares of common stock (the "Common Stock") as part of the original payment for the telecom assets, both alleviated most of the debt burden of the Company and reduced its outstanding share capital. The Company has chosen to focus on the business of acting as a solution provider for the purposes of processing online transactions for online merchants as well as a solution provider for online content management systems. Management believes that the Company's acquisition of CyberStation Computers and Support Inc. ("Cyberstation") and its access to the BankEngine Suite of software (the "BankEngine Suite") will help the Company secure sufficient market share in both areas. Management believes that the BankEngine Suite is mature and adaptable while the new Critical Commerce Suite is innovative and novel. The Company has recently completed development of its Critical Commerce Suite and is concentrating its marketing efforts on this product.

CRITICAL COMMERCE

The Critical Commerce suite (the "Critical Commerce Suite") is a sophisticated online entertainment database and billing system that manages an entire online entertainment business and represents, to an extent, an upgraded version of the BankEngine Suite (described below). From the serving and management of video streaming, management of images for viewing, and sale, the Critical Commerce Suite provides cutting edge management tools for sophisticated management oversight. The Critical Commerce Suite can either be offered as a service, whereby the Company manages a series of sites and content for a monthly fee, or is licensed with fees corresponding to the number of clients managed and services offered. The Company has finalized development and is currently implementing marketing.

Connectivity management of online video streaming services

The Critical Commerce Suite offers complete management of statistical data derived from viewer access to a variety of popular online video streaming platforms at the choice of merchants. The Critical Commerce Suite's sophisticated databases can manage access to a full range of access data derived from customer viewing patterns and habits.

Connectivity to video libraries

The Critical Commerce Suite offers complete management over libraries of video clips and larger, downloadable segments.

Customer account management

The Critical Commerce Suite offers a wide range of customer consumption data so as to provide accurate billing information. In addition, the Critical Commerce Suite tracks referral activity for reselling purposes and more accurate billing.

Bandwidth usage and tracking

The Critical Commerce Suite offers effective analysis of bandwidth usage and consumption. The control of this type of information is, in the opinion of Management, vital to the success of online content stores and content distribution providers.

BANKENGINE

The Company continues to market its BankEngine suite (the "BankEngine Suite") of electronic commerce banking products for Internet merchants and financial institutions. Management believes that the Critical Commerce Suite and the BankEngine Suite (collectively, the "Technology") will allow merchants to process payments and screen against fraud and banks to manage their merchants and screen against fraud. The Technology is capable of supporting merchants and merchant banks worldwide, provided that these merchants and merchant banks have developed their own internal systems to a level where compatibility with the Technology is possible. While some merchants and merchant banks have elaborated sufficiently advanced systems, many have not and some may never do so, in which case they do not constitute plausible customers of the Company.

The Company has been providing online electronic transactions and fraud prevention since 1996. The BankEngine Suite consists of a complete, turnkey suite of secure electronic commerce banking solutions for Internet merchants and financial institutions. The BankEngine Suite includes CertEngine(TM), CardEngine(TM), CheqEngine(TM), ATMEngine(TM), BankEngine(TM), BankWeb(TM) and BankAdmin(TM).

Using the Internet to bridge the gap between merchants and banks, the Company has been supporting merchants and merchant banks worldwide. The Company can support member banks in Canada, the United States, Central America, the Caribbean, Western Europe, Australia and the Asia Pacific region. In addition, the BankEngine Suite can support 173 different currencies. Merchants are issued merchant accounts from their choice of BankEngine Suite-enabled member banks and can perform transactions with their accounts using the Internet, regardless of where in the world they are located. Merchants can easily integrate the BankEngine Suite into their automated Internet servers and use the it for their manual & batch processing.

In addition, BankEngine client software works with any type of Internet connection, and runs on multiple operating systems including Win32 (95/98/2000/NT) and most flavors of Unix, under a variety of computer hardware. BankEngine Suite client software can be used with any programming language. The BankEngine Suite is, in the belief of Management, powerful enough and robust enough to allow each merchant to transact simultaneously from multiple Internet computers, multiple manual operators and multiple batches. The BankEngine Suite protects the secrecy of each and every transaction and report synchronization, using its high level of security, which includes PKI authentication and 2048 bit TLS cryptography.

PLATINUM TELECOMMUNICATIONS

After careful consideration and examination of the evolving international market trends in the telecommunications industry, which Management believes have recently become more favorable, the Company has determined to re-enter the telecommunications business with the acquisition of Platinum Telecommunications Inc. ("Platinum"). Platinum represents a new opportunity for the Company due to the relatively low cost of acquisition combined with existing expertise within the Company, which Management anticipates may lead to positive synergies. Internationally, many telecommunications companies have ceased operations, which has diminished competition in the industry and lowered the barriers to entry. Consequently, Management believes that the opportunity exists for small, cost-conscious, operators who can utilize the latest Internet Protocol ("IP") based technology to leap-frog some competitors and achieve a viable business. Platinum owns an IP-based switch for the purposes of buying and selling long distance telephone time. When combined with the substantial IP expertise possessed by the Company, Management believes that the opportunity exists to succeed in this niche-based market place and that risk can be mitigated to an acceptable degree.

Because of BankEngine's expertise in the area of online development and transaction processing research/development, the Company believes that the possible benefits derived from the acquisition will, if the expected synergies are realized to the extent Management anticipates, be in the best interests of both the Company and its shareholders.

Transmission Control Protocol ("TCP"), which is sometimes referred to as the "backbone language" of the Internet, serves as an apt illustration of Management's expectations. The advent of TCP/IP-based solutions for telephony over the last two years will, if properly designed and implemented, allow the Company to contribute substantially to the technological improvements required to further develop Platinum's business. Management believes that the Company possesses excellent resources in the area of programming of IP-telephony, which it sees as one of the most important components of IP-based telephony companies. Nonetheless, there can be no assurance that Management's beliefs and predictions will prove accurate or, even if they do, that their accuracy will lead to positive results for the Company.

Results of Operations

THREE MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2001

Revenues

Revenue for the three-month period ended February 28, 2002 totaled $63, a decrease of 100% from the comparable period in 2001. This decrease is attributable to the temporary change in the Company's focus away from computer consulting and online transaction processing to software development of its Critical Commerce Suite, an investment Management believes was central to the Company's future prospects. In addition to its BankEngine Suite of tools, the Company has now developed its Critical Commerce Suite of tools for analyzing video streaming and is currently marketing it to potential corporate users.

Cost of Sales

The cost of sales for the three-month period ended February 28, 2002 totaled nil, a decrease of 100% from the comparable period in 2001. The decrease is due to the temporary change in the Company's business activity from computer consulting and online transactions to software development, resulting in no current sales volume and no related cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three-month period ended February 28, 2002 amounted to $71,519 as compared to $34,735 for the comparable period in 2001. The 106% increase in selling, general and administrative expenses is principally attributable to professional fees and travel expenses incurred.

Net Loss

Net loss for the three months ended February 28, 2002 amounted to $72,087 as compared to a net income of $73,351 for the comparable period in 2001. This increase in net loss is principally attributable to the reduction in sales volume.

SIX MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO SIX MONTHS ENDED FEBRUARY 28,
2001

Revenues

Revenue for the six-month period ended February 28, 2002 totaled $6,075, a decrease of 98% from the comparable period in 2001. This decrease is attributable to the temporary change in the Company's focus away from computer consulting and online transaction processing to software development of its Critical Commerce Suite, an investment Management believes was central to the Company's future prospects.

Cost of Sales

The cost of sales for the six-month period ended February 28, 2002 totaled $7,940, a decrease of 84% from the comparable period in 2001. The decrease is due to the temporary change in the Company's business activity from computer consulting and online transactions to software development, as reflected by the reduced sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six-month period ended February 28, 2002 were $116,638 as compared to $156,237 for the comparable period in 2001. The 25% reduction in selling, general and administrative expenses is principally attributable to the reduced sales volume.

Net Loss

Net loss for the six months ended February 28, 2002 amounted to $120,244 as compared to a net income of $87,758 for the comparable period in 2001. This increase in net loss is principally attributable to the reduction in sales volume.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the six-months ended February 28, 2002, net cash used by operating activities amounted to $24,854, as compared to net cash provided by operating activities of $167,088 for the comparable period in 2001. The decrease in cash provided by operating activities is primarily the result of the reduction in volume as a result of the change in the Company's emphasis in favor of software development and marketing initiatives.

Financing Activities

At February 28, 2002, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. The Company believes that its current operations and cash balances will be sufficient to satisfy its currently anticipated cash requirements for the next 12 months. However, additional capital could be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates and the existing financial position and results of operations of the Company, among other factors.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS IN SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) 19. Reports Furnished to Security Holders

         None.

(b) Reports on Form 8-K.

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BankEngine Technologies, Inc.

Dated: April 12, 2002             By: /s/ Joseph J. Alves
                                    ------------------------------------------
                                  Joseph Alves
                                  Chairman and Chief Executive Officer

                                  EXHIBIT INDEX


None.