Form 10QSB
period 2002-05-31
BANKENGINE TECHNOLOGIES INC
filed 2002-07-22
CIK 1096857

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2002

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-27773

                          BANKENGINE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)




      Delaware                                        59-3134518
      --------                                        ----------
(State of incorporation)                   (I.R.S. Employer Identification No.)




                       157 Adelaide Street West, Suite 426
                        Toronto, Ontario, Canada M5H 4E7
          (Address of principal executive offices, including zip code)

                                 (416) 860-9378
              (Registrant's telephone number, including area code)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The number of shares outstanding of the registrant's Common Stock, $.001 Par Value, on July 19, 2002, was 19,015,893 shares.

                          BANKENGINE TECHNOLOGIES, INC.

                  MAY 31, 2002 QUARTERLY REPORT ON FORM 10-QSB



                               TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION
                                                                                        Page Number
Item 1.  Financial Statements.....................................................................2
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................14


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................18
Item 2.  Changes in Securities and Use of Proceeds...............................................18
Item 3.  Defaults Upon Senior Securities.........................................................18
Item 4.  Submission of Matters to a Vote of Security Holders.....................................18
Item 5.  Other Information.......................................................................19
Item 6.  Exhibits and Reports on Form 8-K........................................................19

         Exhibit Index...........................................................................21


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS


BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As of May 31, 2002
(Amounts Expressed in US Dollars)
(Unaudited)


ASSETS
Current
Cash and cash equivalents                                                                      $ 141,026
Funds held on deposit                                                                            219,375
Accounts receivable                                                                               33,617
Prepaid expenses and sundry                                                                       12,631
                                                                                                 406,649

CAPITAL ASSETS, net of accumulated depreciation                                                   93,272

INTANGIBLE ASSETS, net of accumulated amortization                                                23,196

                                                                                                 523,117

LIABILITIES
Current

Accounts payable                                                                                 500,634
Income taxes payable                                                                              49,100
Deferred revenue                                                                                  15,069
Current portion of loan payable                                                                   15,083
                                                                                                 579,886

LOANS FROM STOCKHOLDER                                                                           124,502
LOAN PAYABLE                                                                                      36,321
                                                                                                 740,709

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock authorized 50,000,000 Class Common Stock with a par value of $.001 each              18,916

Additional paid in capital                                                                       452,390

Accumulated deficit                                                                             (669,558)
Accumulated other comprehensive income (loss) net of tax                                         (19,340)

                                                                                                (217,592)

                                                                                                 523,117
The accompanying notes are an integral part of these consolidated financial statements.


BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the three and nine month periods ended May 31, 2002 and 2001
(Amounts Expressed in US Dollars)
(Unaudited)


                                                                        For the three month          For the nine month
                                                                       periods ended May 31,        periods ended May 31,
                                                                       ---------------------      --------------------------
                                                                           2002       2001          2002           2001
                                                                       ----------   -------       -----------    -----------

Revenue                                                              $    64,969   $    18,931    $    71,044    $   313,988

Cost of sales                                                             62,325        10,732         70,265         61,794
Gross profit                                                               2,644         8,199            779        252,194

Selling, general and administrative expenses                             156,349        72,386        272,987        228,623
Depreciation                                                               6,926             -          9,562              -
                                                                         163,275        72,386        282,549        228,623

Income (loss) before interest income and minority interest              (160,631)      (64,187)      (281,770)        23,571
Interest income                                                            1,558             -          2,453              -
Income (loss) before minority interest                                  (159,073)      (64,187)      (279,317)        23,571
Minority interest                                                         (1,514)            -         (1,514)             -
Net income (loss)                                                       (157,559)      (64,187)      (277,803)        23,571


Net income (loss) per common share                                         $0.01)       ($0.00)        ($0.02)         $0.00

Weighted average number of
Common shares outstanding                                             18,284,025    17,115,893     17,522,878     14,746,031



The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated statements of changes in Stockholders Equity (Deficiency) For the nine month periods ended May 31, 2002 and 2001
(Amounts Expressed in US Dollars)
(Unaudited)


                                                                                                                      Accumulated
                                                        Common Stock         Additional                                  Other
                                                   -----------------------     paid in   Accumulated   Comprehensive  Comprehensive
                                                      Shares       Amount      capital      deficit    income(loss)   income(loss)
                                                   ----------      -------   ----------  ------------  ------------   ------------
Balance, August 31, 2000                           12,000,000   $   12,000   $  200,849   $ (209,314)     $      -    $    1,767

Shares issued on acquisition                        5,115,893        5,116      230,341            -             -             -

Net income for the period                                   -            -            -       23,571        23,571             -

Foreign currency translation
Adjustment                                                  -            -            -            -        14,581        14,581

Balance, May 31, 2001                              17,115,893       17,116      431,190     (185,743)       38,152        16,348




Balance, August 31, 2001                           17,115,893       17,116      431,190     (391,755)            -       (12,326)

Options issued in exchange for services                     -            -        5,000            -             -             -

Shares issued in connection with                    1,800,000        1,800       16,200            -             -             -
investment in Platinum
Telecommunications, Inc.

Net loss for the period                                     -            -            -     (277,803)     (277,803)            -

Foreign currency translation
Adjustment                                                  -            -            -            -        (7,014)       (7,014)

Balance, May 31, 2002                              18,915,893       18,916      452,390     (669,558)     (284,817)      (19,340)



The accompanying notes are an integral part of these consolidated financial statements.

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine month periods ended May 31, 2002 and 2001
(Amounts Expressed in US Dollars)
(Unaudited)


                                                                   2002         2001
                                                                --------      ---------
OPERATING ACTIVITIES

Net (loss)                                                      $-277803        $23571
Adjustments to reconcile net  (loss)
to net cash used by operating activities

Depreciation and amortization                                       9562          3148
Options exchanged for services                                      5000             0
(Increase) decrease in accounts receivable                        -25940        27,006
Minority interest                                                  -1514             0
Decrease in funds on deposit                                       71881             0
(Increase) decrease in prepaid expenses and sundry assets          -6773             0
Increase (decrease) in accounts payable                           119856         17874
Decrease in deferred revenue                                         156             0
Total adjustments                                                 172228         48028
Net cash provided by (used in) operating activities              -105575         71599

Investing activities
Acquisition of capital assets                                     -13596             0
Net cash  (used in) investing activities                          -13596             0

Financing activities
Advances (repayments) of loans                                     -2441        -89989
Loan advances from shareholder                                      1114             0
Issuance of capital stock                                              0        156946
Net cash provided by (used in) financing activities                -1327         66957

Effects of changes in Foreign currency rates                        5154             0

Increase (decrease) in cash                                      -115344        138556
Cash and cash equivalents, beginning of period                    256370         51785
Cash and cash equivalents, end of period                          141026        190341

Interest paid                                                        286           Nil
Income taxes paid                                                    Nil           Nil


The accompanying notes are an integral part of these consolidated financial statements

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 and 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


1.       BASIS OF PRESENTATION

         On January 5, 2001, Callmate Telecom International, Inc. (Callmate) acquired all of the issued and outstanding shares of common stock of WebEngine Technologies, Inc. (WebEngine) in exchange for 12,000,000 common shares of Callmate in a reverse acquisition. 9,200,000 common shares of Callmate held by previous shareholders of Callmate were cancelled in exchange for all of the shares of its subsidiaries which carry on the UK operations of Callmate. The acquisition by the shareholders of WebEngine of a majority of the shares of Callmate has been accounted for as a reverse acquisition. As Callmate became substantially a shell after the removal of the UK operations, no goodwill has been reflected on this acquisition. Although Callmate is the legal acquirer, WebEngine is treated as having acquired Callmate for accounting purposes.

         WebEngine was incorporated in November 2000 in order to hold the shares of Cyberstation Computers and Support Inc. (Cyberstation). The shareholders of Cyberstation became the shareholders of WebEngine and therefore WebEngine has been considered to be a successor to Cyberstation.

         The historical financial statements of BankEngine are those of Cyberstation as the Company has been accounted for as the successor to Cyberstation.

         The estimated income tax costs of the divestiture of the UK operations has been treated as a reduction of the assets acquired on the acquisition of the shell company and has been included in income taxes payable.

On March 5, 2001, Callmate changed its name to BankEngine Technologies, Inc.

         WebEngine changed its name to Critical Commerce Inc. in November 2001.

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
                                                              --------


         As discussed in Note 4, on April 5, 2002, the Company through its subsidiary Cyberstation, acquired 70% of the issued and outstanding stock of Platinum Telecommunications Inc. for the issuance of 1,800,000 common shares of BankEngine Technologies, Inc.

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 and 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


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

         2. The Company is disputing the amount of $170,000 included in accounts payable which represents an amount invoiced by the former auditors of the Company. As discussed in Note 7, the Company does not believe that its former auditors, who have taken no action beyond sending invoices, will file a claim. The Company intends to resolve this dispute shortly.

         3. As discussed in Note 4 the Company has acquired a subsidiary, Platinum Telecommunications Inc.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         1.       Principal business activities

                  The Company is a long distance telecommunications service provider through its subsidiary Platinum Telecommunications, Inc.

                  The Company carries on the business of software development for its Critical Commerce Suite to provide video streaming analysis tools and computer consulting, through its wholly owned subsidiaries, Critical Commerce Inc., a Delaware corporation, and Cyberstation, a company operating in Canada.

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 and 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         2.       Basis of consolidated financial statement presentation

                  In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended May 31, 2002 and 2001, (b) the financial position at May 31, 2002, and (c) cash flows for the nine-month periods ended May 31, 2002 and 2001, have been made. The results of operations for the three and nine-month periods ended May 31, 2002 are not necessarily indicative of those to be expected for the entire year. The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.

                  The audited financial statements at August 31, 2001, which are included in the Company's Annual Report on Form 10-KSB should be read in conjunction with these consolidated financial statements.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition for acquisitions accounted for using the purchase method. All significant intercompany accounts and transactions have been eliminated.

         3.       Net Income (Loss)Per Weighted Average Common Stock

                  Net income (loss) per common stock is computed by dividing net income (loss) for the period by the weighted average number of common stock outstanding during the period.

                  The Company has adopted Statement No.128, Earnings Per Share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.

         4.       Foreign Currency

                  Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date for the convenience of the reader. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the periods presented. Gains and losses on foreign currency transactions are included in financial expenses. No representation is made that the foreign currency amounts could have been, or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates.

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 and 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         5.       Use of Estimates

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

         g)       Segment Reporting

The Company applies Financial Accounting Standards Boards ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operates in two operating segments for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 and 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

4.       INVESTMENT IN PLATINUM TELECOMMUNICATIONS INC.

         On April 5, 2002, the Company through its subsidiary Cyberstation, acquired 70% of the issued and outstanding stock of Platinum Telecommunications Inc. ("Platinum") for the issuance of 1,800,000 common shares of BankEngine Technologies Inc. The Company acquired Platinum, a long distance telecommunications service provider, in order to reenter the telecommunications industry. The results of operations of Platinum are included in the operations of the Company from April 5, 2002 through May 31, 2002. Unaudited pro forma results of operations after giving effect to certain adjustments resulting from this acquisition for the nine month periods ended May 31, 2002 and 2001 as if the business combination had occurred at the beginning of each period presented are not material to the financial statements and, accordingly, are not presented herein. The investment has been accounted for by the purchase method as follows;

         Consideration                               18,000
         Costs of acquisition                        10,000
                                                     ------

         Total investment                            28,000

         Share of net assets acquired                 2,738
                                                     ------

         Intangible asset acquired                   25,262
                                                     ------

         The intangible assets acquired representing contracts and client lists are being amortized over a 24 month period from the date of acquisition.

         The net assets acquired and capital stock issued on the transaction are not included in the statement of cash flow as follows;

         Bank                                           7,709
         Telecommunication switch                      74,417
         Accounts payable                             (19,048)
         Deferred revenue                             (14,908)
         Intangible asset                              25,262
         Loans payable                                (53,918)
         Minority interest                             (1,514)

         Capital stock                                (18,000)

5.       INVESTMENT IN NON-CONTROLLED INVESTEE

         The Company has a 50% interest in X-Tech International Solutions Limited (X-Tech), a company operating in the UK. BankEngine has no involvement with the management of this company and it is intended that it be wound down in the near future. As of September 30, 2001, X-Tech had a total shareholders' deficiency of approximately $6,000 and had realized net losses of approximately $6,000 for the period February 2000 to September 30, 2001. BankEngine has no obligation to fund any shortfalls and therefore no amount has been reflected for its investment in X-Tech.

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 and 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


6.       CAPITAL STOCK

         1.       Authorized

                  50,000,000 Common stock with a $.001 par value

         2.       Common stock

                  The Company had issued and outstanding 14,315,893 common stock at the time of the reverse acquisition in January 2001. As detailed in note 1, the Company issued 12,000,000 common shares to the shareholders of WebEngine. A total of 9,200,000 shares were cancelled in exchange for the removal of the UK operations in January 2001. During January 2002, the Company agreed to issue 100,000 shares in consideration of services. This issuance was cancelled during April 2002.


                  Shares outstanding prior to the
                  reverse acquisition                                          14,315,893

                  Issued to shareholders of WebEngine                          12,000,000

                  Cancelled for UK operations                                  (9,200,000)

                  Shares issued for acquisition in the current period           1,800,000
                                                                               ----------

                  Shares outstanding at May 31, 2002                           18,915,893
                                                                               ----------


                  All other assets held at the Company level continue to be held for the benefit of the Company and therefore the value attributable to the remaining previous shareholders is reflected by these other assets. The other assets were funds held on deposit by a bank in the UK to provide security for credit card transactions of the UK operations. As the UK operations have since ceased, the security deposits may be released to BankEngine in accordance with the credit card agreements. The capital stock reflects additions to paid in capital for the estimated value of these funds net of estimated liabilities payable to the credit card company, accounts payable to the previous auditors of the Company and net of the estimated income tax liability arising on the disposition of the UK companies for an addition to paid in capital totaling $235,457.

                  On April 5, 2002, the Company contracted to issue 600,000 options exercisable at $0.10 per share. The options have a 5 year term and were issued in consideration of consulting services to be rendered by the principal of Platinum Telecommunications Inc. The estimated value of the options of $5,000 has been expensed in the quarter ended May 31, 2002.

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 and 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


7.       CONTINGENCIES AND COMMITMENTS

                  As discussed in the Capital Stock note, the Company is liable for shortfalls which may arise upon the settlement with the credit card company. The credit card company has agreed that the limit of the Company's liability is the amount of security held on hand which at May 31, 2002 amounted to the equivalent of approximately $219,000. This amount has been reflected as Funds held on deposit. An amount equivalent to approximately $187,000 is included in accounts payable which is the estimate of the liability at May 31, 2002. During the quarter ended May 31, 2002, this estimated liability amount was increased by approximately $40,000 and the corresponding expense is included in general and administrative expenses in the accompanying statement of operations. The final settlement will be based on the transactions to December 31, 2001 and will be settled in 2002.

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


8.      SEGMENT INFORMATION

        Information about operating segments is as follows:

        Nine Months Ended               Software
        May 31, 2002                  Development     Telecom        Total
        ------------                  -----------     -------        -----

        Revenues                         $8,000      $63,000        $71,000
        Segment loss                    259,000       19,000        278,000


        Three Months Ended
        May 31, 2002

        Revenues                         $2,000      $63,000        $65,000
        Segment loss                    139,000       19,000        158,000

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 and 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


9.      NEW ACCOUNTING PRONOUNCEMENTS

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

The Company decided to move away from the telecom business in the UK due to the increased competitiveness in this sector internationally and growing indebtedness. The trend internationally, and especially in the UK, in the telecom sector is for consolidation and competition from transnational corporations continues to be fierce. Many competitors have since ceased operations.

The strategic decision to shed the telecom business in the UK, while canceling
9.2 million shares as part of the original payment for the telecom assets, both alleviated most of the debt burden of the Company and reduced the outstanding share capital. The Company has chosen to focus on the business of acting as a solution provider for the purposes of processing online transactions for online merchants as well as a solution provider for online content management systems. The Company's previous acquisition of Cyberstation Inc. and its access to the BankEngine Suite of software was fortuitous and should help the Company secure sufficient market share in both areas. The BankEngine software product is mature and adaptable while the new Critical Commerce Suite is innovative and novel. The Company has recently completed development of its Critical Commerce Suite and is focusing its marketing efforts on this product.

On April 2, 2002, Cyberstation Computers and Support Inc., an Ontario corporation ("Cyberstation") and wholly owned subsidiary of the Company, entered into a Common Stock Purchase Agreement (the "Agreement") by and among Platinum Telecommunications, Inc. ("Platinum") and Mr. Zeeshan Saeed (the "Seller"). Pursuant to the Agreement, Cyberstation acquired seventy percent (70%) of the issued and outstanding shares of common stock of Platinum (the "Platinum Shares") in consideration for 1,800,000 shares of common stock of the Company, par value $0.001 per share. The Platinum Shares were acquired from the Seller, by whom Platinum was immediately before closing of the Agreement wholly owned. The Agreement was effective as of April 5, 2002. The transaction was negotiated on an arms-length basis. Neither the Company nor Cyberstation had any affiliation with Platinum or any of its officers or directors.

PLATINUM TELECOMMUNICATIONS, INC. DISCUSSION

After careful consideration and examination of international market trends, the Company has decided to re-enter the telecom arena with the acquisition of Platinum Telecommunications, Inc. ("Platinum") Platinum presents an opportunity for the Company due to its low cost of acquisition combined with existing expertise within the Company leading to possible positive synergies. Internationally, many telecommunications companies have ceased operations and this has allowed for less competition in the market place. Opportunity thus exists for small, cost-conscious, operators who can utilize the latest IP based technology in order to leap frog some competitors. Platinum owns an IP based switch for the purposes of buying and selling long distance telephone time. When combined with substantial IP expertise possessed by the Company, we feel that opportunity exists to succeed in this niche based market place while mitigating any substantial risk.

Because of BankEngine's expertise in the area of online development and transaction processing research/development, the Company believes that the possible synergies make the transaction advantageous for shareholders. Specifically, the advent of TCP/IP (the backbone language of the Internet) based telephony solutions for Telephony over the last two years will allow the Company to contribute substantially to the technological developments required to further develop Platinum's business. The Company has excellent resources in the area of programming of IP Telephony which arguably is one of the most important components of IP based Telephony companies.

The Company acknowledges that Platinum is development-stage business and that this market sector is very competitive but nonetheless presents substantial opportunity.

CRITICAL COMMERCE DISCUSSION

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

Connectivity management of online video streaming services

The system offers complete management of statistical data derived from viewer access to a variety of popular online video streaming platforms at the choice of merchants. Critical Commerce Suite's sophisticated databases can manage access to a full range of access data derived from customer viewing patterns and habits.

Connectivity to video libraries

The system offers complete management over libraries of video clips and larger, downloadable segments.

Customer account Management

The system offers a wide range of customer consumption data so as to provide accurate billing information. In addition, the system tracks referral activity for reselling purposes and more accurate billing.

Bandwidth Usage and Tracking

The system offers effective analysis of bandwidth usage and consumption. The control of this type of information is vital for the success of online content stores and content distribution providers.

BANK ENGINE

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

Results of Operations

THREE MONTHS ENDED MAY 31, 2002 COMPARED TO THREE MONTHS ENDED MAY 31, 2001

Revenues

Revenue for the three-month period ended May 31, 2002 totaled $64,969, an increase of 243% from the comparable period in 2001. This increase is attributable to the acquisition of Platinum as substantially all of the revenue is from telecommunication services.

Cost of Sales

The cost of sales for the three-month period ended May 31, 2002 totaled $62,325, an increase of 481% from the comparable period in 2001. The increase is due to the change in the Company's revenue model and consists of long distance and related telecommunication services costs incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended May 31, 2002 were $156,349 as compared to $72,386 for the similar period in 2001. The 116% increase in selling, general and administrative expenses is principally attributable to the adjustment of the estimated liability for calling card chargebacks in the amount of $40,000 and the consulting and travel costs incurred for the Company's telecommunications services.

Net Loss

Net loss for the three months ended May 31, 2002 amounted to $157,559 as compared to a net loss of $64,187 for the three months ended May 31, 2001. This increase in the net loss is principally attributable to the change in revenues from consulting services to telecommunication services and the change in the estimate of the liability for calling card chargebacks in the amount of $40,000.

NINE MONTHS ENDED MAY 31, 2002 COMPARED TO NINE MONTHS ENDED MAY 31, 2001

Revenues

Revenue for the nine-month period ended May 31, 2002 totaled $71,044, a decrease of 77% from the comparable period in 2001. This decrease is attributable to the change in the Company's focus from computer consulting and online transaction processing to telecommunication services and software development of its Critical Commerce Suite.

Cost of Sales

The cost of sales for the nine-month period ended May 31, 2002 totaled $70,265, an increase of 14% from the comparable period in 2001. The increase is due to the change in the Company's revenue model from computer consulting and online transactions to telecommunication services and software development as reflected by the reduced sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended May 31, 2002 were $272,987 as compared to $228,623 for the similar period in 2001. The increase is principally attributable to the adjustment of the estimated liability for calling card charge backs in the amount of $40,000.

Net Loss

Net loss for the nine months ended May 31, 2002 amounted to $277,803 as compared to a net income of $23,571 for the nine months ended May 31, 2001. This increase in the net loss is principally attributable to the reduction in sales volume and the change in operations to telecommunication services from consulting services and the adjustment of the estimated liability for calling card chargebacks in the amount of $40,000.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the nine-months ended May 31, 2002, net cash used by operating activities amounted to $105,575 as compared to net cash provided by operating activities of $71,599 for the comparable period in 2001. The decrease in cash provided by operating activities is primarily the result of the reduction in volume as a result of the change in the direction of the Company's software development and marketing initiatives.

Financing Activities

At May 31, 2002, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. The Company believes that its current operations and cash balances will be sufficient to satisfy its currently anticipated cash requirements for the next 12 months. However, additional capital could be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2002, our predecessor, BankEngine Technologies, Inc., a Florida corporation, held an Annual Meeting of Shareholders at which those shareholders:
(i) elected the Board of Directors for the ensuing year; (ii) ratified the appointment of Kaufman, Rossin & Co., as our independent auditors for the ensuing year; (iii) ratified the adoption of our 2002 Stock Option Plan; and
(iv) approved the Agreement and Plan of Merger dated April 1, 2002 with us resulting in our company's reincorporation from the State of Florida to the State of Delaware. The merger of the companies was effective as of May 23, 2002.


         (i) The following directors were elected to the Board of Directors and received the votes indicated:


                                    For         Against            Withheld

Joseph Alves                 11,524,000             ---                 ---

Mahmoud Hashmi               11,524,000             ---                 ---

Sandra Hrab                  11,524,000             ---                 ---

         (ii) The appointment of Kaufman, Rossin & Co. to serve as our independent auditors for the ensuing year was approved by the votes indicated:

For:                11,524,000
Against:                   ---
Withheld:                  ---

         (iii) The adoption of our 2002 Stock Option Plan was approved by the votes indicated:

For:              11,515,000
Against:               9,000
Withheld:               ---

         (iv) The approval of the Agreement and Plan of Merger was approved by the votes indicated.

For:                11,524,000
Against:                   ---
Withheld:                  ---




         No other matter was brought to a vote. The definitive proxy statement on Schedule 14A relating to the annual meeting was filed on April 30, 2002 with the SEC and is incorporated herein by reference. Electronic reports filed through the Electronic Data Gathering, Analysis and Retrieval System are publicly available through the SEC's Web site (http://www.sec.gov).

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Material Contracts.

          2.01 Plan of acquisition, reorganization, arrangements, liquidation or succession

                  Agreement and Plan of Merger executed April 1, 2002.

         10.01    Common Stock Purchase Agreement executed April 2, 2002.

         19.      Reports Furnished to Security Holders

                  Definitive Schedule 14A filed with the Commission on April 30, 2001, which Schedule 14A is hereby incorporated by reference.

(b)      Reports on Form 8-K.

         The Company filed a Form 8-K on April 19, 2002 reporting the acquisition of 70% of Platinum Telecommunications, Inc. through its wholly owned subsidiary Cyberstation Computers and Support Inc.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BankEngine Technologies, Inc.

Dated: July 22, 2002                    By: /s/ Joseph J. Alves
                                            -----------------------------------
                                        Joseph Alves
                                        Chairman and Chief Executive Officer

                                  EXHIBIT INDEX

 2.01    Agreement and Plan of Merger executed April 1, 2002.

10.01    Common Stock Purchase Agreement

19.      Definitive Schedule 14A filed on April 30, 2002.*

*        Incorporated by reference.