Form 10KSB
period 2002-08-31
BANKENGINE TECHNOLOGIES INC
filed 2002-12-16
CIK 1096857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]  Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended August 31, 2002.

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to______________

Commission File No. 000-27773

BANKENGINE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-313-4518
(State or other jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

555 Richmond Street West, Suite 916

Toronto, Ontario, M5V 3B1

(Address of principal executive offices)

Registrant's telephone number, including area code:   (416) 860-9378.

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which Registered
Not Applicable	None

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

Yes        No X

The issuer's net sales for the most recent fiscal year were $389,834.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on December 13, 2002 was approximately $749,005.

As of December 13, 2002 there were 19,015,893 shares of Common Stock, par value $0.001 per share, outstanding.

PART I

Item 1.  Business

BankEngine Technologies, Inc. (“BankEngine,” or the “Company”) is an international solutions provider and developer of Internet-based software and various electronic commerce solutions, as well as telephony solutions. The Company, through its subsidiaries, brings together different talents and operates from a low overhead base, which has helped it identify several niche markets. In general, the Company currently sees its mission as one that seeks to take advantage of certain niche areas within the worldwide electronic market place. Specifically, the Company seeks to provide a set of profitable Internet e-business services including the reselling of long distance minutes and Client Service Engine telecommunications software through its subsidiary Platinum Telecommunications Inc. (“Platinum”) and deriving fees from its online entertainment billing service (through the Critical Commerce Suite) as well as from its online transaction system (through the BankEngine Suite).

PLATINUM TELECOMMUNICATIONS INC.

After careful consideration and examination of international market trends, the Company has decided to re-enter the telecommunications arena with the acquisition of Platinum. Platinum presents an opportunity due to its low cost of acquisition combined with existing expertise within the Company leading to possible positive synergies. Internationally, many telecommunications companies have ceased operations and this has diminished competition in the market place. The Company’s management (the “management”) believes that meaningful opportunities thus exist for small, cost-conscious, operators able to utilize the latest IP based technology to leap frog some competitors. Platinum owns an IP based switch for the purposes of buying and selling long distance telephone time. When combined with the substantial IP expertise possessed by the Company, management feels that opportunity exists to succeed in this niche-based market place without assuming undue risk.

Because of BankEngine's expertise in the area of online development and transaction processing, the Company believes that the possible synergies make the transaction advantageous for stockholders. Specifically, the advent of TCP/IP (the backbone language of the Internet) based telephony solutions for telephony over the last two years will allow the Company to contribute substantially to the technological developments required to further develop Platinum's business. The Company has excellent resources in the area of programming of IP telephony, which is arguably one of the most important components of IP based telephony companies.

Client Service Engine Telecommunications Software

Over the last two years, Platinum, a small long distance reseller, has built up a significant number of wholesale customers in the international long distance market as well as continued efforts to develop carrier switch billing software. Platinum was formed in 2000 to pursue opportunities in the long distance telecom market as well as the Operations Support Systems (OSS) telecom software market, with a particular focus on Customer Care and Billing (“CCB”) software solutions. Since 2000, Platinum has grown at a steady pace, building a customer base of 10 wholesale carriers. In April of 2002, encouraged by the potential of the long distance as well as telecommunications billing software markets, Platinum decided to pursue a more aggressive expansion strategy by selling 70 % of its outstanding shares of capital stock to Bankengine.  Corresponding with changes in its management team, Platinum continues to look for significant investments to aid with the growth of its business in order to take advantage of economies of scale.  Below is a description of Platinum’s current efforts to develop its Client Service Engine billing and Operations Support Systems (OSS) telecommunications software.

Objectives

Platinum’s operating model is designed to meet goals that include:

1.

Developing Platinum solutions for telecom operations.

2.

Bringing high value, high quality products to market.

3.

Developing human assets through training and competitive incentives.

4.

Practicing a customer intimacy business model.

Keys to Success

Strategic Imperatives

In order to achieve its mission, Platinum has made a strategic decision to pursue the goals outlined below. These goals have been developed based on two key factors, the Platinum marketplace and the Platinum telecom technological capabilities. These goals translate into key strategic imperatives which Platinum is pursuing to gain leadership in the Platinum market.

Value focus: Platinum will focus on Tier 3 operators  (those who have less than 100k subscribers), providing full featured, scalable, and reliable products and service at competitive prices. Management anticipates that the lifecycle price of Platinum software products will be 20-40% below those of its competitors but will still possess all the features and services offered by these entities.

Engineering Center of Excellence: Platinum will continue to develop its low cost, high quality software development and programming center in Canada, which provides significant cost advantages over U.S. and Europe-based competitors.

Consulting Services: Platinum will combine consulting services with products to develop strong customer relationships and advance its product offerings. The provision of consulting services will allow a more customized, relationship-driven approach to our customers. Platinum Telecommunications Inc. will pursue those projects that can be made into products and marketed to other potential customers. Platinum will employ strict criteria to determine which consulting services projects it undertakes. Unless there is an opportunity to repeat the solution being developed, the project will not be pursued.

Sales Channels: A multi-national marketing and sales team will build both direct and indirect sales channels. In order to capitalize on the opportunities in each geographic region, Platinum has put into place a network of on-the-ground, experienced, and incentivized sales and marketing personnel. These teams will build both direct customer relationships and indirect channels (through systems integrators, switch manufacturers, etc.). The indirect channel partners will give Platinum critical leverage. Platinum intends to allocate resources to building its partnerships with indirect sales channels.

Market

Business Opportunity

Operations Support Systems ("OSS") encompasses a broad range of applications and services. Although definitions vary, Platinum typically uses applications geared toward customer acquisition, service provisioning, asset management, network management, customer care and billing. Increasingly, these applications are becoming more interdependent and carriers are beginning to realize how important world-class OSS is to effective competition.

Telecommunications OSS

The OSS segment of the telecommunications industry is experiencing tremendous growth. The increasingly competitive telecommunications market, both land based and wireless, has increased carriers' awareness of the importance of OSS. As a result, companies are investing millions of dollars in their OSS in order to improve operations and create a competitive advantage.

In terms of aggregate spending on OSS, projections differ, mainly because there is no consensus on the exact definition of OSS. Nevertheless, the Yankee Group, an internationally recognized leader in research and consulting services, predicts that the OSS market will grow to almost $60 billion worldwide by the end of 2002 before falling off slightly. The slight decrease in spending is the result of more companies choosing to build, rather than buy, certain components of their OSS.

Customer Care & Billing Overview

Platinum currently focuses on two aspects of OSS, both of which are commonly referred to jointly as customer care and billing (CCB) systems. At its highest level, a CCB system provides a carrier with the means to bill its customers for service. However, bill generation is but one aspect of a complete CCB application. The data captured by the billing system provide valuable information to both the carrier and the customer on how services are used, what additional services are necessary, how services can be used more efficiently, or even how effective particular promotions or operations have been. Today's CCB systems collect, collate, manage, and report this valuable information to management, usually in real time.

CCB systems are also vital in terms of customer service and satisfaction. By having real time access to customer information, customer service representatives can better respond to customer needs in a timely and efficient manner. In addition, modern CCB systems can turn the monthly bill into an invaluable marketing tool; this is important since the customer's bill is the only regular contact a company has with its customers. As a result, a great deal of attention is typically placed on a company's CCB applications.

Market Segmentation

Telecommunications Customer Care & Billing Market Segments

To better understand the market for CCB applications and services, it is useful to consider the market by segments. With respect to Platinum, three main market segments are particularly important: geographic, technological, and subscriber. Within these segments, the number of operators will be examined, since it is operators who ultimately buy and use CCB systems.

Geographical Market Segments

The available market for CCB products is not limited to a single country. The market for CCB applications and services is indeed global. Every country on earth has some type of telecommunications infrastructure in place. However, the degree of teledensity within countries and the number of competitors within countries varies greatly. Therefore, it is useful to view the available CCB market as segmented among discrete geographical regions.

Platinum has identified five individual regions: Europe, North America, Latin America, Africa, and Asia. Together, these regions account for the entire world.

Technological Market Segments

Another useful way to look at the overall market is by technology. In this case, the total market is segmented based on whether the operator is a wireless service provider, a land based service provider, or both. The number of wireless operators is greater than that of land based operators. This is to be expected given that in many developing countries wireless is the most cost-effective type of infrastructure.

Subscriber-Based Market Segments

The last type of market segmentation to consider is subscriber-based. The distinction by subscriber size is important because operators needs, with respect to CCB applications, typically change with subscriber levels. Tier 1 operators (subscriber base above 1 million) would typically tend toward in-house development of their CCB applications. Tier 2 operators (between 100k and 1m subscribers) and Tier 3 operators (less than 100k subscribers) are more likely to opt for a third party CCB application. Platinum's primary focus is on Tier 3 operators, which represent the vast majority of available operators.

Website Demographics Strategy

Since Platinum is in the converging telecom and Internet technologies arena, a Web strategy plan is the natural direction to coordinate resources in order to attract the Platinum's future target markets. These future target markets include Internet Service Providers (or "ISPs") and Application Service Providers (or "ASPs").

With the billing methodologies of ISPs moving towards usage-based billing, opportunities have begun to unfold for OSS. This is a new area of billing technology that has not been heavily tapped into. Additionally, ASPs will have needs similar to those of ISPs for usage-based billing to coincide with their business model of usage-based pricing for their respective software applications over the Internet.

The opportunity to demonstrate this type of technology solution to these future target markets via the Platinum Website would provide a significant advantage to complement Platinum's other methods of marketing this type of billing product. Platinum's competencies will, in management's belief, be demonstrated through its Website. ISPs and ASPs are likely to be searching for business products and services via the Web, since their core businesses revolve around Web activity. These companies can appreciate the efficiency that the Web has to offer. Additionally, visual demonstrations via the Web are the type of selling tool needed for these potential customers.

Market Needs

The outlook for the future also appears positive. Telecom markets will continue to deregulate and the number of operators will continue to grow to 5,500 in 2004, representing an additional 1,700 when compared to figures back in 1998.

With the increase in operators, the demand for OSS has also increased. OSS are the systems on which the telecom operator business runs. At the core of Platinum is billing for telecom services, which is provided by Customer Care and Billing Systems (CCB). CCB systems enable accurate, timely, flexible, feature-rich billing of services. The additional competition in the marketplace has made OSS, and CCB systems in particular, a key source of competitive advantage for many players. CCB systems have become increasingly sophisticated, incorporating features such as hot-billing (where users receive billing information on demand), Internet billing (billing data disseminated over the Internet), multi-service billing, loyalty programs, and friends and family type services.

Market Trends

Market Overview

Although Platinum's primary focus today is the traditional telecommunications (including Voice-over-IP, or VOIP) long distance resale market, it is important to consider other communications markets, including Internet and cable. The distinctions between these groups are becoming increasingly hazy, which will lead to tremendous future opportunities for Platinum and its competitors.

When considered in the aggregate, the total worldwide market for telecommunications, Internet, and cable TV is more than $1 trillion annually, by any measure a very large market. However, despite its size, this is not a stagnant market; it is robust, even expanding. With a new era of deregulation and privatization sweeping the globe, and the fact that developing countries have very low penetration rates for these services, the overall market is expected to continue to grow well into the next century.

Market Background

Deregulation

When we talk about deregulation, we are typically referring to the telecommunications industry. However, in recent years, both the cable TV and utility industries have undergone their own wave of deregulation and privatization. In fact, the lines between telecommunication, cable TV, utilities, and ISPs have blurred considerably. The greatest impact of deregulation and privatization has been felt in the telecommunications industry.

For the majority of the 20th century, telecommunications providers around the world have been providing land-based services in heavily regulated environments. These service providers were largely acting as government-sanctioned monopolies and offered only Plain Old Telephone Service (POTS). (More recently, however, the telecommunications industry has experienced an unprecedented move toward deregulation worldwide.)

In the U.S., deregulation began in 1984 with the breakup of AT&T and the subsequent entrance of competitors into the long distance market. In 1994, deregulation entered the wireless industry when the government began auctioning additional radio spectrums, thereby allowing additional competition into the traditional cellular duopoly. Most recently, the Telecommunications Act of 1996 opened the domestic marketplace to widespread competition by allowing new and existing local and long distance companies, wireless companies, and cable TV operators to provide competing services. As result of this move toward deregulation, the number of carriers in the U.S. has risen dramatically over the past 15 years.

Outside of the U.S., deregulation, and in some cases, privatization, are resulting in the emergence of new carriers, increased competition, and the increased availability of telecommunication services. Three major events that took place in 1998 are fueling this drive toward free competition. First, the World Trade Organization's Agreement on Basic Telecommunications Services commits 69 countries, accounting for 90% of the global telecommunications market, to embrace national and international market competition. Second, the European Union, home to more than 30% of the world's telephone lines, opened its telecommunications markets to competition. Third, the Japanese telecommunications market, the world's second biggest, fully opened all of its markets to competition. This trend toward global deregulation has created unprecedented opportunities for both new and existing companies in the global telecommunications market place. As a result, the number of carriers worldwide is expected to grow substantially in the coming years.

It is clear that deregulation and privatization have had a significant effect on the world telecommunications market over the past 15 years. These effects are likely to continue well into the 21st century and will be seen in innovative new products and services, greater access (especially in developing countries), and increased choices as new service providers enter the market.

Historical Market Growth

Telecommunications

By any measure, the telecommunications industry has grown dramatically over the last century. During the first three-quarters of this century, growth in telecommunications came mainly from land-based applications in developed countries. However, during the last quarter of this century, growth has come as the result of three main influences: global deregulation, the advent of wireless technologies, and the building of infrastructure in developing countries.

As the demand for telecommunications grew over the past century so did the infrastructure. In just the past 37 years, the global telecommunication network has grown at a fairly constant rate and generated a compound annual growth rate of approximately 6% per year, resulting in an enormous increase in main telephone lines worldwide. The most recent estimates indicate that there are well over 800 million main telephone lines installed worldwide. Main telephone lines represent a physical connection between a subscriber and an exchange and therefore preclude the need for wireless connections.

By the end of 1996, approximately 40% of all households worldwide had a telephone; conversely, 60%, or some 870 million households, did not. By far, the largest percentage of those households that did not have a telephone was in developing countries. The rapid growth in main telephone lines and teledensity has led to a corresponding increase in telecommunication service revenues.

As previously mentioned, the historic growth in telecommunication services over the past quarter century is not attributable to growth in traditional land based telephony alone. Since the early 1980's, the rapid growth of wireless services has accounted for a significant portion of the entire telecommunication industry growth.

The telecommunication market has experienced tremendous growth over the past 100 years and, as the charts illustrate, the growth rates have been increasing in recent years, due to deregulation, wireless technology, and the buildout of developing countries. Telecommunications is a thriving and expanding market worldwide.

Internet

Closely related to telecommunications and also a relatively recent development, the Internet is poised to change the way we communicate. The Internet was originally developed in conjunction with the U.S. Government in the late 1960's to be used as a failsafe means of communication in times of war. Subsequently, during the 1970's and 1980's, the Internet evolved into a civilian communications tool utilized primarily by universities and research laboratories as a means of sharing information. Not until the 1990's and the emergence of the World Wide Web (WWW) did the Internet come into the mainstream as a useful communications tool. Worldwide growth in the Internet, as measured by the number of host computers (ones with Internet connection), started slowly but has increased rapidly during the 1990's.

Fueling this growth in host computers has been a tremendous growth in people who are connected to the Internet or "online." In 1991, only 4.5 million people were estimated to be online. It is estimated that well above 148 million people are currently online worldwide.

Undeniably, this is substantial growth, and this growth has created unparalleled opportunities for those providing Internet connectivity. These companies, ISPs, have enjoyed tremendous revenue growth over the last five years. Although the Internet has expanded significantly, Internet access and actual use varies greatly among countries. On a usage basis, the U.S. accounts for the largest share, at 55%. On an access basis, Canada is the leader, followed by the U.S.

Projected Market Growth

Telecommunications

Historically, the global telecommunications marketplace has enjoyed tremendous growth in terms of network size, number of subscribers, number of operators, and overall revenues. While this growth has been impressive, of real importance is what will happen to the telecommunications market in the near future: The next 5 years will be a pivotal time for the telecommunications industry as the effects of global deregulation, the continued expansion of wireless services, and the further buildout of developing countries combine to reshape the global marketplace. The buildout of developing countries is critical if they are to increase teledensity and data capacity in order to join the 21st century. As a result of these fundamental influences in the telecommunications market, demand for voice telephone service alone is expected to increase dramatically, regardless of whether many of the larger telecommunications companies continue to stumble or not. In fact, the total demand for voice telephony is expected to increase more than 50% from 1998 to 2004.

Another fundamental influence that will drive the growth of telecommunications is the continued growth in the world's population; as the population increases, so does the need for telecommunication services.

The historical growth in main telephone lines worldwide is expected to continue through the turn of the century. According to Forrester Research, the number of main telephone lines worldwide is expected to grow from approximately 850 million in 1998 to 1.25 billion in 2004.

The majority of the growth in main telephone lines is expected to come from the Asia/Pacific region. Corresponding with the projected growth in main telephone lines is an expected growth in worldwide teledensity. Worldwide teledensity is expected to increase from 14 lines per 100 people in 1998 to approximately 19 in 2004.

Access to telecommunication services worldwide has grown at an impressive pace over the last twenty years. In large part this is due to the emergence of wireless telephony and is especially acute in emerging markets where it is considerably less expensive to deploy wireless infrastructure than it is to deploy traditional copper wire. As a result, the number of wireless subscribers has grown significantly over the past decade. This growth is projected to continue at a compound annual growth rate (CAGR) of 24% from 1998 to 2004.

A number of competing technologies exists in the global wireless market: analog, Code Divisional Multiple Access (or "CDMA"), Time Divisional Multiple Access (or "TDMA"), Global System for Mobile Communications (or "GSM"), and PDC (Japanese digital technology). Most carriers today are in the process of upgrading their current systems from analog to digital technologies and new carriers are starting with digital technology. As a result, the technology mix is expected to change significantly by 2004.

Worldwide telecom service revenue is expected to grow from $840 billion back in 1998 to $1.4 trillion in 2004, representing a compound annual rate of 8.7 percent.

It is evident that the global telecommunications market is expanding and will continue to expand in the foreseeable future. This expansion has created tremendous opportunities for incumbent operators and emerging operators who are, in turn, creating opportunities for companies that support them. Infrastructure vendors, consultants, software vendors, and many other types of suppliers are enjoying the expanded opportunities the telecommunications market is offering. Platinum is positioning itself to take advantage of the growing telecommunications market.

Internet

In the entire scheme of communications, the Internet is still in its infancy. The technology is still evolving, as are its applications and uses. Electronic commerce, which management believes to be perhaps one of the biggest revenue generating opportunities seen to date, is just emerging. In addition, Internet telephony is showing promise and is beginning to attract meaningful support as the technology is refined. As more and more information, entertainment, and goods & services become available on the Internet, the number of host computers and Internet users is expected to increase. The number of host computers connected to the Internet is expected to mushroom to approximately 285 million by 2004.

Corresponding to the growth in Internet infrastructure is the expected continued rapid growth in Internet users. The number of people projected to be online by 2004 is more than 500 million, more than three times the number of people online today.

Without a doubt, the Internet has tremendous market potential. Every aspect of the Internet (hardware, software, and services) is projected to grow significantly in the next few years. In total, the Internet marketplace is expected to be worth in excess of $22 billion in just two years. This is a rapidly expanding and, as of yet, largely untapped market.

Currently, the numbers of ISPs operating worldwide is estimated to be approximately 4,000. This number is likely to increase as more and more people desire to be online, especially in non-U.S. regions where Internet usage is relatively low. Partially offsetting the growth in the number of ISPs is the eventual wave of consolidations that is likely to grip the industry.

The Internet offers several opportunities for Platinum, with respect to CCB applications. management anticipates that the biggest opportunity is in IP (Internet Protocol) telephony or voice-over IP (VoIP). Using the Internet to make phone calls has been possible for a few years now, and although the rates were low quality was poor. However, recent technological advancements have made the prospects of wide reaching IP telephony a reality. In fact, IP telephony is poised to secure a significant portion of telephone traffic in the next several years. Probe Research predicts that by the end of 2002, 18.5% of telephone traffic in the U.S. will be via the Internet (the majority of our traffic is now routed over VoIP). As ISPs and other companies begin to offer IP telephony services, there will be a tremendous need for CCB applications capable of billing for this new service.

Another CCB opportunity made possible by the Internet is usage-based pricing for data. Several companies are exploring the viability of charging customers based on the data they actually use. This type of arrangement would require billing systems beyond the typical ISP's current capabilities and therefore represents a significant opportunity for Platinum and its competitors.

Industry Analysis

The economics of the telecommunication, Internet, and cable markets support literally thousands of companies. These companies include direct service providers, hardware suppliers, software suppliers, consultants, and numerous other supporting organizations. However, for the purposes of this report, it is useful to focus only on the companies that provide CCB applications and services. This industry segment is the main focus of Platinum.

Industry Participants

Although Platinum faces numerous competitors in the CCB market, two are worth a closer look. LHS Group and Saville Systems are important because their historical growth and performance mirror Platinum's projections. Both of these companies focus exclusively on CCB systems and related consulting services, both derive a majority of their sales from the telecommunications industry, both are active in international markets and both have grown their revenues to more than $100 million in approximately 5 years. As their revenue and net income grew, so did their share price and market capitalization. In fact, LHS Group market capitalization grew at a CAGR of 201% from June, 1997 to June, 1998, while Saville market capitalization grew at a CAGR of 119% from December, 1995 to June, 1998. The stock market, as measured by the S&P 500 stock index, only returned a CAGR of 30% from June, 1997 to June, 1998 and 28% from December, 1995 to June, 1998.

LHS Group, Saville Systems and their shareholders have enjoyed great success in the CCB market. Both companies have solid products and are well managed. These companies are benchmarks for Platinum.

Internet Presence

Most companies in the telecom billing industry have made progress in developing varying levels of Internet presence. Few have actually begun to penetrate the ISP and ASP markets via their Websites. Of those few participants, the sales and marketing potential to focus on the ISP and ASP billing arenas has not, by and large, been delved into.

Platinum has a significant opportunity now to enhance its Internet presence to be among the first to market these billing target markets via the Web. Platinum has the core competencies to enhance its Internet presence to pursue this opportunity.

Website Strategy

The purpose of an enhanced Website is to reach the Tier 2 and Tier 3 telecom operators, as well as focus on the ISP and ASP markets. The site is to be enhanced to include a demonstration of all features and technologies of the current billing and mediation product lines, as well as the new usage-based billing systems currently being developed.

For each product, demonstration modules will be included within the site with the assistance of flash media components to provide a professional visual presentation. Narratives (with audio) will explain the features and functions within each product.

In addition to the demonstration modules, a step-by-step questionnaire will be available for each product. These questionnaires will lead potential customers through a sequence of questions to assist in illustrating a custom-designed solution that will meet their needs. This custom-designed solution will then show the various requirements and pricing schedules of the various product modules and services.

A frequently asked questions (or "FAQ") section of the site will assist in providing answers to common initial questions of potential customers, and a contact area of the site will allow customers to request a sales representative to contact them personally and/or schedule an on-site product demonstration.

Business Model

After the point of initiation of the enhanced Platinum website, this site channel will be added to our list of channels to measure specific results of this new particular channel in terms of revenue, costs of goods sold, and expenses.

In our current marketing channel analysis, each channel is tracked beginning in our sales pipeline database. As the potential customer travels through the sales pipeline, revenues for each potential customer are forecasted individually and added to the respective channel's revenue forecast. Personnel and expense activity for each potential account is recorded in its respective channel, and periodically compared to revenue forecasts by channel. Sales and marketing efforts are focused accordingly.

Development Requirements

The Platinum site will be developed by a team of product development engineers in coordination with a team of IT professionals. Flash and other online demonstration technologies will be utilized in the development and enhancement of the site.

These teams will concentrate on a user-friendly interface to ensure that the site is user-friendly and has a logical path from the introduction stage to the contact (sales initiation) stage. Efforts will be focused on providing assurance of proven credibility of OSS's core competencies in a professional and aesthetically pleasing manner.

Front End

Management expects that the following will be the focus in terms of the front-end design of Platinum site:

1.

Platinum site will have a user-friendly interface that will step logically through the demonstration of our core products and allow clients to interface with our networks.

2.

A variety of reports customized to provide all relevant details of client business with Platinum.

3.

A balance of the level of graphics that will provide an aesthetically attractive yet detailed information regarding current purchases and long-term trends of business dealings with Platinum.

Back End

The back end of the site will provide the following:

1.

A statistical tool to measure the number of unique users and click-throughs, and if possible source, locations of the users. Channel analysis will include these measures to determine closing rates and revenue via this channel.

2.

Logical databases of product information, features, and FAQs.

3.

A custom-designed solutions recommendations engine built from each product's respective questionnaire.

4.

An application to capture contact follow-up information and record it in our sales pipeline database.

Competitive Edge

Platinum will strive to continuously understand its customers in order to provide solutions that match their specific needs. To be successful, Platinum will develop long-term relationships and choose customers that share this model.

In the best-selling publication Discipline of Market Leaders, customer excellence is defined as specializing in satisfying unique needs. These unique needs are recognizable only by a vendor with a close relationship and intimate knowledge of the customer.

For a comprehensive definition of the model for customer excellence, Platinum Telecommunication plan includes:

•

Develop long-term relationship with our customers.

•

Avoid clients who do not have long-term potential.

•

Avoid pure transactions or one-time deals.

•

Do whatever it takes to please the customer.

•

Educate employees to be adaptable, flexible, and multi-talented.

•

Create an unmatched value proposition of best total solution for our clients.

•

Search for new areas of mutual cooperation.

•

To constantly improve our value model, develop a value proposition around solutions, and aggressively evolve and improve each solution.

•

Develop an operating model dedicated to delivering unmatched value.

Website Marketing Strategy

Website marketing strategy will include the following:

1.

Cross-marketing among all other marketing channels and advertising efforts.

2.

Direct banner links on the major telecommunications industry and associations sites, as well as on major search engines within the technology sectors.

3.

Frequent and consistent submissions to all major search engines. A high level of meta tags will be included in these submissions to optimize the level within search engine rankings.

Online Sales Strategy

The online sales strategy will require frequent monitoring and follow-up contact with potential customers who have initiated a contact request via our Website.

Statistics to follow the level of unique user and click-through traffic on our site will provide a measure of marketing strategy success

Strategic Internet Alliances

The business development division of Platinum will pursue strategic Internet alliances with the current listing of strategic alliance partners. Additionally, current and future efforts towards establishing strategic alliances will seek to include Internet channel alliances along with the other relevant marketing channel alliances within the agreements with each partner.

Organizational Implications

Sales and Marketing is a decentralized organization locating our professional staff close to our customers' operations to ensure customer knowledge intimacy at all times. The primary functions are:

•

Direct Sales

•

Channel Management

•

Marketing

•

Product Management

•

Account Management

•

Program Management

•

Proposals and Contract Development

Sales, Marketing, and Product & Program Management will have executives located in Platinum headquarters in Toronto, Ontario, and are responsible for the overall management, strategic sales, marketing, and product direction. The majority of Sales, Marketing, and Technical Support staff are located in specific regions around the world. Platinum embraces a team-selling methodology with responsibilities and processes defined for efficient operation. The Sales and Marketing teams are staffed with professionals who have substantial experience in selling and marketing hardware, software, and solutions in the global telecommunications market. Regional organizations are responsible for the definition of the sales and marketing strategies and plans for their respective territories. Each region also provides significant input and review of the corporate strategic sales, marketing, and product direction.

Business Development

The scope of business development at Platinum is to focus on strategic markets, accounts, alliances, channel development, mergers, and acquisitions. This is a strategic role and is not tied to the sales quotas for the regions. The results from the business development efforts are measured over a 2-5 year horizon and should cover a revenue base that is higher by an order magnitude than a typical per account revenue.

Risks and Assumptions

Platinum potentially faces threats in the following areas:

Internal Risk Factors

•

A product road map that leads to the development of new functionalities and the enhancement of existing system modules in line with customer expectations.

•

Ability of the Platinum to attract, train, and retain qualified technical, sales, marketing, financial, and management personnel to meet the challenges of growth.

•

Attraction of adequate initial capital to jump-start Platinum to the next level. These funds will allow Platinum to hire needed resources, open regional sales offices, develop OEM/system integration relationships, and develop system enhancements and new product offerings on a more timely basis.

External Risk Factors

Competition in the market for telecommunications billing and customer care systems is highly competitive and Platinum expects this competition to increase. Not only does Platinum compete with other independent providers of billing systems and services, it also competes with system integrators and internal billing departments of many telecommunications carriers. It is expected that continued growth and competition in the telecommunications industry, and the entrance of new competitors into the market, will continue.

Alternative pricing arrangements may be required to cultivate relationships with new market entrants, and to a lesser degree, established companies. These arrangements may call for deferred payments. However, if Platinum permits customers to pay for its products and services on a deferral or revenue sharing basis, Platinum may ultimately be unable to collect payments for such products and services.

International factors may cause significant risks to Platinum. Platinum's business may be subject to unexpected changes in the following areas:

•

regulatory requirements; tariffs and other trade barriers;

•

costs of localizing products for foreign countries;

•

lack of acceptance of localized products in foreign countries;

•

longer accounts receivable payment cycles;

•

difficulties in managing international operations;

•

political instability;

•

potentially adverse tax obligations; and

•

restrictions on the repatriation of earnings and the burdens of complying with a wide variety of foreign laws and regulations.

Fluctuations in exchange rates between the United States dollar and foreign currencies may have a material adverse effect on Platinum and therefore on the business, results of operations, and financial condition of the Company, and could result in exchange losses. There are no assurances that any hedging techniques implemented by Platinum will be successful.

The laws of certain countries in which Platinum may sell its products and services do not protect Platinum's software and intellectual property rights. As a result, it may be possible for a third party to copy, or otherwise obtain and use, Platinum's technology without authorization, or to develop similar technology independently. If this occurs to any substantial degree, the Company's business, results of operations and financial condition could be materially, adversely affected.

An integral factor in Platinum's growth strategy is the development of third party relationships with a number of consulting and systems integrator firms to enhance its marketing, sales, and customer support efforts. The benefits are anticipated to be applicable to installation and support of its product and lead generation and assistance in the joint marketing and sales efforts in order to generate new business opportunities. Failure to generate these relationships will have a negative impact on Platinum's ability to meet its targeted growth in sales and may therefore adversely impact the Company's results of operations and financial condition.

Long Distance Wholesale Business

Platinum owns and operates a carrier class switch in Canada’s main telecomm facility in Toronto. Platinum also has Gateway switches and interface/router units in addition to high capacity telecommunications lines (copper or fiber optic T-1/DS-3), made available by its high capacity vendors both tier one and two carriers.

Platinum utilizes state of the art, modular, scalable and proven technological solutions to minimize network risk and maximize network uptime. The Platinum network system supports inbound and outbound telephone based communications such as Mobile and 800# calling. In addition, Platinum offers data services as well as Video Conferencing services.

Platinum's strengths are derived from its ability to attract carriers of like interests through aggressively priced routes to difficult-to-reach international countries and through its high quality and very aggressively priced Canadian national network.  By having strong routes that other carriers want, Platinum is able to trade these routes at favorable prices for much needed routes that other carriers have.  Some of our very competitive routes are; Australia, Canada, China, France, Germany, Italy, Kuwait, New Zealand, Russia, Saudi Arabia, South Africa, Switzerland, the U.K. and the USA.

Platinum is currently utilizing approximately 25% of its capacity.  Platinum's current monthly volume is approximately 1,000,000 minutes.  Management expects to grow that monthly business within the coming 12 months to 15,000,000 minutes.

Goals & Objectives

Through the effective implementation of state-of-the-art global telecommunications networks and services, Platinum is designing contemporary products targeting carriers, small businesses and individual households’ most significant telecommunications requirements. The core objective of Platinum is to be a leader in the industry at developing and marketing products and services that people need and use every day at affordable prices. Through the use of subtle marketing techniques, Platinum intends to encourage a higher than normal level of customer use. In addition to growing the market, Platinum will work toward building customer loyalty without sacrificing profitability.

Forming of Strategic Alliances

The fast paced effects of globalization in today’s telecommunications environment demands the formation of strategic alliances between companies from different countries that share common objectives toward economic growth. Platinum’s shareholders and its management have diverse cultural characteristics and associations.  As such, Platinum has much to offer, from its present and potential business, to its numerous international contacts. Platinum is very much suited for such strategic alliances.  Platinum envisions a great future through collaborating with companies that embrace these similar interests and visions.

Platinum intends to aggressively cultivate strategic alliances for the development and expansion of its telecommunications network within a number of selected countries, where the demand for incoming and outgoing long distance carrier services represent annual revenues exceeding $10 billion. Platinum believes that strategic alliances are now critical to Platinum realizing its full potential.  Recent efforts to establish such alliances within the United States and in several foreign countries such as Kuwait, Pakistan, Saudi Arabia, and Russia have demonstrated potential for enormous financial gain and have thus encouraged us.

Strength by Association

Carrier and equipment supplier relationships have been and will always be an integral and invaluable cornerstone of Platinum’s success and growth.  Associations with the big players in the industry through a type of operation that can best be summed up as respectful and cooperative co-existence may in management's belief pave the way for future growth.  Among our many associations we are proud of our strong relationship with:

Group Telecom

Canadian Industry leader in and supplier of network services, co-location services, support services and Frame Relay Network services in Canada and Concert IP network in USA.

AT&T Supplier of Co-Location facilities, support services and Frame Relay Network services in Canada and Concert IP network in USA and international in conjunction with British Telecom.

Primus Supplier of Co-Location facilities, support services and Frame Relay Network services in Canada.

Clarent/ACT:

Supplier of voice and data compression technology.

Cisco Systems:

Worldwide leader and supplier of voice and data switches and routers services in the telecommunications industry.

Alternate Channel of Marketing

Platinum is embarking on recruiting professional marketing & sales companies and individuals experienced in selling communications products and services.  Platinum intends to harness the power of these associations and influences by offering lucrative commissions and future residual income supplements to these marketing partners. This methodology virtually eliminates up-front investment, sales and marketing costs. These independent marketers promote Platinum services at their own expense and earn their commissions from bona fide sales.

Improvement in Profitability

Platinum intends to continually strive to reduce overhead and operations costs. Strategic network planning for cost efficiency, and the deployment of innovative technology to increase productivity of the existing network are two areas where operating on the edge of innovation may bring financial rewards. Naturally, as volumes increase, Platinum will attempt to continually work to re-negotiate costs with its various vendors to increase market share and gross profit dollars.

Market Research & Development

Internet technology has matured to a point where it is now revolutionizing the communications industry.  The following reports underscore how this technology is permeating the market:

Due to considerable savings and excellent quality of voice reproduction, Allied Business Intelligence forecasts that most enterprises will migrate their voice traffic from traditional networks to data networks at a rate that will create a $16.5 billion dollar IP-PBX market worldwide by 2006.

More than one half of all large organizations will have or will deploy VoIP within the next 12 months and nearly half of all small and medium sized organizations will follow suit, according to Aspect, citing an October, 2000 study by Sage Research.

90% of enterprises with multiple locations will start switching to IP systems for voice during the next 5 years, according to the Phillips Group, via Aspect (June 2001).

Current Marketing Activities & Services

Platinum has recently negotiated several lucrative contracts with marketing companies and telecommunications re-sellers representing a potential of $22 million yearly revenue.

Through its international alliances, Platinum has successfully implemented communications networks in Kuwait, Philippines, Saudi Arabia and Russia.  Currently efforts are underway to implement routes to Jamaica as well as several African nations.

Platinum, in a strategic alliance with Group Telecom and Primus, provides fully serviced T1 lines, including the local access, long distance haul and termination where co-location services are available. These alliances enable Platinum to provide it clients with a single source for installation and service issues in an area where few companies have the technology know-how and expertise to take full advantage of the new digital networks available.  Platinum’s service package provides clients with:

•

leading-edge services in voice-over network integration;

•

a fully supported turnkey approach to line procurement and integration into existing networks; and

•

support for installation with customer switch.

The partnership with major carriers ensures that transmission service is consistent with their current levels.  It also means that Platinum does not require a large technical support staff and overhead to deliver this service.

Platinum has built its carrier services network on the backbone of the leading Canadian network provider, Group Telecom Carrier Services as its telecommunications partner. As such, cross-border data traffic can flow - without handoffs - through our international gateways in New York, Chicago and Seattle, directly to destinations across Canada.

Platinum Telecom Carrier Services provides:

•

Direct DS-1 to DS-3 links to over 2200 points of presence in 17 markets across Canada - including key office buildings and most major hotels - on our associate national fiber-optic backbone;

•

State of the art packet-switching architecture using Dense Wave Division Multiplexing (DWDM) for ultra high throughput, integrated with SONET™ technology for assured network speed and reliability;

•

Internet-based LAN and WAN data services to keeps the customer connected from country-to-country, city-to-city, or office-to-office;

•

Guaranteed bandwidth on demand, allows our company's data traffic to grow without practical limits;

•

Gigabit Ethernet services enable Platinum to integrate with existing standards for high-speed networks; and

•

Co-location services to house our hardware and that of our carrier client/partners in secure data center.

Market Growth

The market for long distance capacity has been growing rapidly over the last 10 years.  The regulatory changes occurring world wide has opened up telecommunications services including voice telephony, data transmission, telex, telegraph, facsimile, private leased circuits, fixed and mobile satellite systems, wireless telephony, mobile data services and paging.

With increased competition, prices to end-users have declined substantially while user access and per capita consumption continues outpace any price reductions. In addition, the growing demand for data and IP services is driving growth in volume of international telecommunications traffic.

The Competition

The telecommunications industry is one of the largest and most competitive industries in the world, particularly in the United States and Canada. Despite this, from approximately 51 long distance carriers operating in the U.S in 1990, the number of carriers has been greatly reduced due to the mergers and acquisitions that have occurred in recent years. Today, only five major carriers are left to dominate the entire US market (AT&T, MCI WorldCom, Sprint, Global Crossing, and Quest) and in Canada, five majors (AT&T, BELL, PRIMUS, SPRINT & TELUS).  However a number of smaller carriers operate in regional and national niche markets.

Companies like Platinum have several competitive advantages over major carriers. Major carriers have widespread, heavy, decade-old network architectures that are no longer operationally efficient. Compared to contemporary technology, the old ones require much more of management’s time and the firm’s resources to operate. However, carriers cannot simply replace these networks, primarily because of their need to cash out on huge amounts of investments already sunk into such networks. Additionally, because of the vast size of the networks, it will take a long time to replace to older technology. This archaic infrastructure is one of the reasons why the major carriers do not have support solutions for sales agents such as real time order-entry via web, online provisioning and reporting, web billing for customers, and so forth.

Finding and developing niche markets is not a priority interest for the major carriers.  Major carriers are preoccupied in major account acquisitions and architecture management.  Platinum services medium to small carriers in the USA and Canada by offering Canadian termination and international termination at rates considerably lower that those being offered by the larger carriers.  In addition, our provisioning time is generally lower than larger carriers, allowing for the commencement of services and the possibility that the rewards of the relationship take effect quickly.

Facts and surveys show that major carriers are not providing satisfactory agent support programs. Agents are continually hamstrung by procedural delays and complexities when it comes to provisioning service. Platinum knows the business of providing excellent sales and management. Platinum understands the business of providing and provisioning support to agents vital to the acceleration of growth and quick turnaround of revenues.

Through the deployment of modular and scalable technological solutions as well as through the operational efficiencies of relatively low cost networks, Platinum is in the opinion of management positioned to effectively complete with the major carriers in an effective manner.

Major carriers are still far from actively offering VoIP based voice solutions. Platinum is positioned to very aggressively market different voice solutions based on VoIP and believes that a significant window of opportunity is at hand in this regard.

Several major carriers aggressively compete with each other to sell bandwidth at a deep discount for volume to carriers such as Platinum.  As such, Platinum is able to shop them frequently leveraging one against the other to take advantage of the lowest available cost for routing of calls. This pricing advantage allows Platinum to pass savings on to its customers by cherry-picking the best rates and thereby providing domestic long distance services for even less than what the major carriers would charge in the majority of cases.

The same situation applies to data and high-speed Internet service. Platinum sees a tremendous opportunity to capitalize in reselling data and Internet services to business consumers across the country.

For international voice termination, major carriers are still using conventional technology and are, therefore, becoming less and less competitive as other smaller carriers are deploying advanced technology for such service. Platinum is using VoIP and Frame relay technology for all its direct international voice termination networks.

Future Projects:

Direct routes to Middle East; south-East Asia and African nations

Direct routes to several Caribbean countries

Developing UMS (Unified Message Service) in Canada and developing nations.

The objectives of Platinum are to:

•

continue building its profitable telecommunications carrier network;

•

market affordable state of the art global telecommunications products and services;

•

globally cultivate strategic alliances for the development and expansion of its telecommunications network; and

•

develop new marketing approaches that take advantage of the changing world conditions and demands for telecommunications services such as bundling of services  Unified Messaging Services; Voice Over Data IP telephony solutions (particularly strong for third-world service).

In order for Platinum to more effectively capitalize on its current position and opportunities within the Telecommunications industry, and to take advantage of new and profitable opportunities, through meaningful strategic partnerships, marketing and promotional activities, outside capital is required. We may consider attempting to raise additional funds through private offerings of our shares. This would enable us to further reduce our long-term debt position and improve the current cash flows. At this time the present management cannot assess the likelihood of our ability to achieve these objectives.

BANKENGINE SUITE

Management’s vision for the BankEngine Suite is to become a one-stop provider of payment and e-commerce services on the Internet. Successful e-business strategies concentrate on their core business and outsource transaction-processing mechanisms to third parties. BankEngine aims to position itself as an e-business partner of reference through its comprehensive set of online payment services, including credit-card, debit card, B2B and emerging mobile payment technologies. BankEngine will also provide other e-commerce products and services including security-based products involving the use of digital certificate technology and biometric digital security solutions.

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

Market

Business Opportunity

As the Internet becomes increasingly important in the new economy, merchants and consumers have embraced it to buy and sell goods and services. International Data Corporation (“IDC”), forecasts that the actual number of Web buyers worldwide has expanded from 28 million in 1998 to approximately 128 million by the end of 2002 and that the amount of commerce conducted over the Web will increase from approximately $50 billion in 1998 to approximately $734 billion in 2002 worldwide (figures in USD). Forrester Research is even more optimistic and forecasts 919 billion for 2002.

In the front-end of the phenomenon are online merchants that provide increasingly appealing and easy-to-use shopping experiences on-line. Behind the scene and once the customer places an order, the payment-processing starts. Payment processing includes executing numerous transactions, such as credit card authorization, settlement, risk management (fraud screening), currency conversions (for local currency payments), sales tax calculation, delivery address verification and interfacing with fulfillment systems.

Internet payment processing has several key attributes such as performance, reliability, availability, security and integrity that make it a truly critical business process. While early adopters of e-commerce often developed custom transaction processing systems, the vast majority today is seeking to outsource their transaction processing requirements due to obvious advantages.

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

BankEngine's vision is that with the expected high growth of Internet access, e-commerce will result in increasing sums of money transacted over the Internet. Paying for goods and services over the Internet will be routine in the future, either using existing methods such as credit cards and through financial institutions or though innovative technologies such as those that mobile e-commerce may bring. BankEngine believes that flexible, secure and reliable payment processing system will be a cornerstone of future e-commerce and will be a service required by most market participants. BankEngine is committed to providing a full range of payment services based on existing and upcoming technologies in order to facilitate the growth of e-commerce.

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

Services

Service Attributes

BankEngine is an established player in the payments business in North America. The most important attributes of the payment service to be provided by BankEngine are:

•

Real-time payment processing;

•

Fraud prevention; and

•

Security, high-availability and reliability.

Real-time Processing

Most e-businesses in the leading e-markets of North America, Europe and Australia use real-time connections to credit card processing networks through a number of established payments gateways. Management anticipates that the BankEngine solution will provide a higher level of security because of superior encryption technology, a greater number of security filters as well as comprehensive reporting to merchants than most other payment gateways. With rising Internet fraud rates, real-time connections are utilized to give merchants access to systems (fraud detection and digital certificate networks) that authenticate buyers and protect merchants from fraud. Moreover, legitimate payment attempts can fail when incomplete or incorrect information is provided by the customer; with a real-time system, the customer may be queried to correct data, and minimize the possibility of a lost sale.

Credit Card Fraud Protection

Because of the anonymity offered by the Internet and the speed with which one can make purchases, the opportunity for fraud is significant. In fact, fraud rates are rising as e-commerce grows; according to Meridian Research Inc. of Newton, Mass, overall consumer fraud was estimated to have cost online merchants $15 billion in 2003. Fraud can amount to up to 30% of sales for certain types of merchandise such as software and virtual products.

One of the most important aspects of Internet payments using credit cards is that credit-card companies and acquiring banks are not liable for any charge-backs incurred through online sales. Like MOTO transactions, Internet transactions are considered as card-not-present and the transaction risk is wholly borne by the seller. When a transaction is repudiated by a customer who then demands the return of his money, a charge-back takes place. Typically merchants are charged $10 to $15 for each charge-back. If charge-backs reach unacceptably high levels, banks may cancel the merchant's account

Internet fraud is largely based on identity theft, not stolen cards. The impact of fraud is more than the loss of the product or service - it affects a merchant's operating efficiency, and quite possibly its discount rate and ability to accept credit cards. Merchants attempting to avoid this risk by declining all but the most “safe” orders, or instituting additional manual screening methods, tend to suffer lost sales and business goodwill. These merchants effectively turn away a significant portion of orders that could have been converted to sales, incur increased overhead costs, and limit the scalability of their business. Therefore fraud, as well as overly stringent or non-automated methods of fraud protection, can severely impact on business operations.

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

The BankEngine solution will have redundant and high-speed network connections and also redundancy at the server system level to ensure high levels of accessibility and service standards. Management anticipates that access control to the data center will guarantee physical system integrity and state of the art firewall security, and that specialist personnel and technology will be utilized equipment to provide 24 hour 7 day a week monitoring of attacks by hackers and viruses over the Internet.

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

Setup Fees: The amount paid by the merchant to setup the payment service, is usually a few hundred dollars. Setup of fraud detection services is more expensive (approximately $5,000). BankEngine's revenues also come from other sources such as consulting, training, and support.

Business Model Evolution

The Internet payment technologies are evolving quickly and, because of what many perceive to be the existence of the international Visa/Master Card duopoly, technological development must be fast paced. BankEngine wants to be one step ahead of the competition and to avoid the negative effects of possible over-reliance on credit card transactions. Accordingly, management has identified several opportunities for new revenue streams in the short term. BankEngine is continuing to develop software in complementary electronic commerce areas such as Business-to-Business (“B2B”) services and in content distribution. For instance, BankEngine has developed a product named Critical Commerce Suite, which provides for the management of electronic commerce video streaming and allows for the resale of various types of content online. This product allows BankEngine to leverage its transaction software to earn revenues from transactions as well as revenues from content distribution and management for a variety of businesses.

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

Marketing

BankEngine will target its customers through direct sales as well as through indirect sales channels. Its indirect sales channel partners will include Commerce Service Providers (CSP's), Application Service Providers (ASP's), ISP's (Internet Service Providers), Web developers, and financial institutions. In the short term, BankEngine will need to establish relationships with a number of banks in North America through which transactions can be effected and also sign up a number of high volume merchants. These merchants require a premium solution and are, in management's opinion, willing to pay for it. BankEngine has already identified a number of such businesses.

In an effort to provide customers a turnkey solution for e-business transactions, BankEngine is committed to establish strategic alliances at three levels. The companies participating in the strategic alliances and the value they bring to BankEngine are as follows:

Technology Alliances

Payment Service Provider (PSP): To acquire immediately the technology necessary for credit card processing, BankEngine will establish a partnership with an established player. The selected PSP may participate in BankEngine as an equity partner. BankEngine is currently in advanced discussions with several banks in the Latin American region. These banks maintain ATM, EFTPOS, Visa and MasterCard connection to systems around the world.

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

Item 2.   Properties

The Company has signed a lease commitment for office space located at 151 Front Street West, Toronto, Ontario, M5J 2N1, which expires February 1, 2003 for premises to house the telecommunication switch.  The Company is responsible for monthly rent of $800 and additional amounts representing services provided to service the switch in the amount of approximately $1,500 per month.  The lease is automatically renewed on an annual basis and can be cancelled with 30 days notice.

The Company has signed a lease commitment for office space at 555 Richmond St. W, Suite 916, Toronto, ON M5V 3B1, which expires on April 30, 2004 for its corporate head office.  The Company is responsible for monthly rent of approximately $1,100.  See Exhibit 10.2.

The Company believes that its facilities are adequate for its current and future operations.

Item 3.   Legal Proceedings

The Company is not subject to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of its security-holders during the fourth quarter of fiscal year 2002.

PART II

Item 5.  Market for BankEngine's Common Stock

The Company’s Common Stock is quoted on the NASD’s OTC Bulletin Board under the symbol “BKET”, which began trading on the OTC Bulleting Board on December 24, 1998.  Listed below are the high and low sale prices for the Company’s Common Stock during the fiscal years ended August 31, 2002 and 2001, as well as the interim period from September 1, 2001 through December 13, 2002.

Common Stock

Fiscal 2001

High

Low

First Quarter

$3.06

$0.51

Second Quarter

0.75

0.27

Third Quarter

0.47

0.22

Fourth Quarter

0.22

0.04

Fiscal 2002

First Quarter

$0.07

$0.02

Second Quarter

0.05

0.01

Third Quarter

0.17

0.01

Fourth Quarter

0.41

0.03

Fiscal 2003

Through December 13, 2003

$0.30

$0.05

On December 13, 2002, there were approximately 333 holders of record of the Company’s 19,015,893 outstanding shares of Common Stock.

On December 13, 2002, the last sale price of the Common Stock as reported on the OTC Bulletin Board was $0.101.

Dividend Policy

BankEngine has never paid or declared dividends on its common stock. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon BankEngine’s earnings, its capital requirements, financial condition and other relevant factors. BankEngine intends, for the foreseeable future, to retain future earnings for use in its business.

Securities authorized for Issuance Under Equity Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	None	- - -	2,000,000
Equity compensation plans not approved by security holders	None	- - -	None
Total	None	- - -	None

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Form 10-KSB.

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

The Company determined to move away from the telecom business in the UK due to the increased competitiveness in this sector internationally and growing indebtedness. The trend internationally, and especially in the UK, in the telecom sector is for consolidation and competition from transnational corporations continues to be fierce. Many competitors have since ceased operations.

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

PLATINUM TELECOMMUNICATIONS, INC. DISCUSSION

After careful consideration and examination of international market trends, the Company determined to re-enter the telecommunications arena with the acquisition of Platinum Telecommunications, Inc. ("Platinum"). Platinum presents an opportunity for the Company due to its low cost of acquisition combined with existing expertise within the Company leading to possible positive synergies. Internationally, many telecommunications companies have ceased operations and this has allowed for less competition in the market place. Opportunity thus exists for small, cost-conscious, operators who can utilize the latest IP based technology in order to leap frog some competitors. Platinum owns an IP based switch for the purposes of buying and selling long distance telephone time. When combined with substantial IP expertise possessed by the Company, management feels that an opportunity exists to succeed in this niche based market place while mitigating any substantial risk.

Because of BankEngine's expertise in the area of online development and transaction processing research/development, the Company believes that the possible synergies make the transaction advantageous for shareholders. Specifically, the advent of TCP/IP (the backbone language of the Internet) based telephony solutions for Telephony over the last two years will allow the Company to contribute substantially to the technological developments required to further develop Platinum's business. The Company has excellent resources in the area of programming of IP Telephony, which is arguably one of the most important components of IP-based Telephony companies.

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

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are outlined within Item 8 as Note 1 to the consolidated financial statements. Some of those accounting policies require the Company to make estimates and assumptions that affect the amounts it reports. The following items require the most significant judgment and often involve complex estimation:

Revenue recognition: The Company generally recognizes a sale when the service has been provided and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. The assessment of whether the fee is fixed or determinable considers whether a significant portion of the fee is due after its normal payment terms. If the Company determines that the fee is not fixed or determinable, the Company recognizes revenue at the time the fee becomes due, provided that all other revenue recognition criteria have been met.

The Company assesses collectibility based on a number of factors, including general economic and market conditions, past transaction history with the customer, and the credit-worthiness of the customer. If the Company determines that collection of the fee is not probable, then we will defer the fee and recognize revenue upon receipt of payment.

Allowance for doubtful accounts:  The Company  continuously monitor payments from its customers and maintains allowances for doubtful accounts, if required,  for estimated losses resulting from the inability of its customers to make required payments. When the Company evaluates the adequacy of its allowances for doubtful accounts, it takes into account various factors including its accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of August 31, 2002, the Company’s net accounts receivable balance was $55,031.

Results of Operations

Year ended August 31, 2002 compared to August 31, 2001

------------------------------------------------------

Revenues

Revenue for the year ended August 31, 2002 totaled $389,834, an increase of 221% from the comparable period in 2001. In April 2002, the Company acquired Platinum Telecommunications and began selling long distance. The Company has changed its revenue from computer consulting to telecommunications.

Cost of Revenues

For the year ended August 31, 2002, the cost of revenues increased to $402,526 from $68,596 for the year ended August 31, 2001. This increase is due to the change in revenue and the lower margins available in telecommunications.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended August 31, 2002 were $295,460 as compared to $235,268 for the similar period in 2001. Selling, general and administrative expenses have increased due to the new telecommunication activities by approximately $77,000.

Net Loss

Net loss for the year ended August 31, 2002 amounted to $304,185 as compared to a net loss of $182,441 for the year ended August 31, 2001. This increase in net loss is principally attributable to the shift from computer consulting revenue to telecommunication services with a lower margin.

Liquidity and Capital Resources

Operating Activities

For the year ended August 31, 2002, net cash required for operating activities amounted to $187,017, a decrease from the net cash provided by operating activities of $202,287 for the comparable period in 2001. The increase in cash requirements for operating activities is primarily the result of the increase in accounts receivable and the reduction in funds held on deposit.

Financing Activities

At August 31, 2002, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. The Company believes that its current operations and cash balances will be sufficient to satisfy its currently anticipated cash requirements for the next 12 months. However, additional capital could be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.

Item 7.  Financial Statements

See pages F-1 to F-17.

PART III

Item 9.

Directors and Executive Officers, Promoters and Control Person Compliance with Section 16(a) of the Exchange Act

The officers and directors of the Company, and further information concerning them, are as follows:

Name	Elected	Age	Position
Joseph J. Alves	2001	36	Chairman, Chief Executive Officer and President
Mahmoud Hashmi	2001	52	Director, Chief Operating Officer and Principal Accounting Officer
Sandra Hrab	2002	25	Director and Secretary
Paul R. Ankcorn	2002	47	Director
Wm. Andrew Campbell	2002	49	Director

Each of the above officers and directors shall hold office until the next annual meeting of the Company's shareholders or until a successor is elected and qualified.

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

Mahmoud Hashmi was the CEO of Callmate, the Company’s predecessor from 1998 until his replacement in this capacity by Mr. Alves. Mr. Hashmi was instrumental in the ongoing business development and expansion of Callmate into Europe and Pakistan. Specifically, he aided Callmate in the building of its own international network in Pakistan while utilizing the network of other quality carriers in Europe. Mr. Hashmi’s organizational and people management skills have been developed over the past two decades.  Prior to joining Callmate, he was a commodity trader for Arcadia Foods based in England. Mr. Hashmi has over 25 years of international experience in finance and global trading. Mr. Hashmi was educated at Carlton Grammar School, England and went on to Huddersfield College to study for a BA in business management.

Sandra Hrab has extensive corporate administrative experience that will serve the Company well as it increases its activities and diversifies its business. She served as Treasurer and Secretary of WebEngine Corporation, a Canadian public company, between 1999 and 2001. Ms. Hrab has acquired extensive personal experience in the management of the day-to-day affairs of the Company over the last two years. Ms. Hrab is currently a director of Critical Commerce Inc., a wholly owned subsidiary of the public company, as well as an officer of Cyberstation Computers and Support, Inc. and serves those companies in a variety of capacities. Ms. Hrab graduated from Sheridan College in Toronto, Ontario in 1999.

Paul R. Ankcorn, C.M.A. Mr. Ankcorn holds an Honours Bachelor of Business Administration degree from Wilfrid Laurier University and became a Certified Management Accountant in 1983.Mr. Ankcorn has over 17 years of corporate experience in both the public and private sector.  He has been on the board of several public companies in the resource sector and is currently the president of Zenda Capital Corp where his duties include management of day-to-day operations, financing, and financial statement preparation.  He is currently a director of the E21 Group Inc. (YEP-CDNX) and formerly with Southern Star Resources Ltd. (YSO-CDNX). From 1989 to 1996 Mr. Ankcorn was the Secretary-Treasurer, then Vice President and then President of Northfield Minerals Inc. Prior to this Mr. Ankcorn spent seven years in various accounting positions with Gulf Canada.

Wm. Andrew Campbell, C.A. Mr. Campbell holds a Bachelor of Business Administration Degree from Bishop's University (1976) and obtained his Chartered Accountants qualification in 1985. Mr. Campbell was a senior manager at Deloitte Touche from 1985 to 1992 primarily in the real estate and small business practice group. Subsequent to this date he has been a sole practitioner specializing in junior mining and industrial public company audits. He currently has approximately 32 junior public companies, which he reports on to various regulatory bodies including the Ontario Alberta and British Columbia Securities Commissions. In addition Mr. Campbell has provided management and advisory services to private companies and individuals related to Canadian and non-resident tax issues as well as preparation of corporate and trust returns for approximately 15 years.

 Except as set forth herein, no officer or director of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity,  or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common Stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended August 31, 2002, the Company does not believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

Item 10.  Executive Compensation

          The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the fiscal years ended August 31, 2002, 2001 and 2000 paid to the Company's Chief Executive Officer.

Summary Compensation Table

	Annual Compensation ($)				Long Term Compensation
					Awards	Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options/ SARs(#)	LTIP Payouts	All Other Compensation
Joseph J. Alves Chairman, CEO and President	2002 2001 2000	- - - - - - - - -	- - - - - - - - -	- - - - - - - - -	- - - - - - - - -	- - - - - - - - -	- - - - - - - - -

Employment Agreements

No employment agreements currently exist between BankEngine and any of its executive officers.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

As of December 13, 2002, the Company's authorized capitalization consisted of 50,000,000 shares of Common Stock, par value $.001 per share.  As of December 13, 2002, there were 19,015,893 shares of Common Stock outstanding, all of which were fully paid, non-assessable and entitled to vote.  Each share of Common Stock entitles its holder to one vote on each matter submitted to the shareholder.

The following table sets forth, as of December 13, 2002, the number of shares of Common Stock of the Company owned by (i) each person who is known by the Company to own of record or beneficially five percent (5%) or more of the Company’s outstanding shares, (ii) each director of the Company, (iii) each of the executive officers, and (iv) all directors and executive officers of the Company as a group.  Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner(1)	Number of Common Shares Beneficially Owned(2)	Percentage of Common Shares Beneficially Owned
International Enterprise Solutions Ltd.(3)	2,400,000	12.6%
Ion Technologies Ltd.(3)	2,400,000	12.6%
Hypernet Research Inc.(3)	2,400,000	12.6%
Net Technology Group Ltd.(3)	2,400,000	12.6%
Conrati Resources Ltd.(4)	950,000	5%
Cablerise Limited(4)	950,000	5%
Joseph Alves(5)	9,700,000	51%
Mahmoud Hashmi(6)	1,900,000	10%
Sandra Hrab	0	-
Zeeshan Saeed	1,800,000	9.5%
All Directors and Officers as a group (2 persons)	11,600,000	61%

(1)

Unless otherwise indicated, the address of each person listed below is c/o BankEngine Technologies, Inc., at 555 Richmond Street West, Suite 916, Toronto, Ontario, M5V 3B1.

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

(5)

Joseph J. Alves, the Company’s CEO, President and Chairman of the Board, is the sole owner of International Enterprise Solutions Ltd., Ion Technologies Ltd., Hypernet Research Inc. and Net Technology Group Ltd.  The number and percentage of shares of Common Stock shown as held by Mr. Alves include the shares held by the foregoing entities.

(6)

Mahmoud Hashmi, the Company’s COO, Principal Accounting Officer and a Director, is the sole owner of Conrati Resources Ltd. and Cablerise Limited. The number and percentage of shares of Common Stock shown as held by Mr. Hashmi include the shares held by the foregoing entities.

Item 12.   Certain Relationships and Related Transactions

On November 23, 2000, Callmate entered into a Share Purchase Agreement (the “SPA”) with WebEngine Technologies International, Inc. (“WebEngine”), pursuant to which Callmate acquired all twelve million (12,000,000) shares of Common Stock issued and outstanding of WebEngine in a share exchange on a one-for-one basis.  WebEngine was wholly owned by International Enterprise Solutions Ltd., Ion Technologies Ltd., Hypernet Research Inc., Net Technology Group Ltd. and International Marketing Solutions Ltd.  Each of these entities owned two million, four hundred thousand (2,400,000) shares of Common Stock and each was wholly owned by Mr. Franz Kozich.  The SPA was effective January 5, 2001.  While Callmate was the acquiror from a legal perspective, the transaction was treated as a reverse acquisition for accounting purposes.  The transaction was reported on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on January 16, 2001.

On January 19, 2001, the Company and Mr. Mohammed Gohir executed a Common Stock Purchase Agreement (the “CSPA”) pursuant to which Mr. Gohir returned for cancellation a certificate for nine million, two hundred thousand (9,200,000) shares of common stock to Callmate, in consideration for which the Company transferred all rights, title and interest in shares of certain of its subsidiaries (collectively, “Callmate Telecom Ltd.”).

The cancellation of the 9,200,000 shares of Common Stock previously held by Mr. Gohir represented a change in control of the Company.  Mr. Franz Kozich, the beneficial owner of the shares of Common Stock through five of his wholly owned and operated corporations, became the Company’s majority stockholder by virtue of his beneficial ownership of the 12,000,000 shares of Common Stock he acquired pursuant to the SPA.

On June 7, 2001, Mr. Kozich transferred ownership of International Enterprise Solutions Ltd., Ion Technologies Ltd., Hypernet Research Inc. and Net Technology Group Ltd. to the name of Mr. Joseph Alves, the Company’s Chairman of the Board and Chief Executive Officer.  In addition, Mr. Kozich caused International Marketing Solutions Ltd. to transfer nine hundred and fifty thousand (950,000) shares of Common Stock to each of Conrati Resources Ltd. (“Conrati”) and Cable rise Limited (“Cablerise”) on June 7, 2001.  Conrati and Cablerise are both wholly owned by Mr. Mahmoud Hashmi, the Company’s Chief Operating Officer and a director.  International Marketing Solutions Ltd., which remains wholly owned by Mr. Kozich, retains five hundred thousand (500,000) shares of Common Stock.

Item 13.         Exhibits, Lists and Reports on Form 8- K

(a) See Index to Exhibits hereafter.

(b) Reports on Form 8-K

On April 11, 2002, the Company filed a report on Form 8-K pursuant to Item 4.  Changes In Registrant’s Certifying Accountants.  The Company included a letter dated April 11, 2002 from Schwartz Levitsky Feldman LLP, the accountants the Company had dismissed.

In addition, the Company filed a Form 8-K on April 19, 2002 pursuant to Item 2.  Acquisition or Disposition of Assets and Item 7.  Financial Statements, Pro Form Financial Information and Exhibits relating to the acquisition by its wholly owned and operated subsidiary Cyberstation Computers and Support Inc. of Platinum Telecommunications, Inc. The Company included the Common Stock Purchase Agreement related to the acquisition.

Item 14.

Controls and Procedures

Immediately following the signature page of this report is the Certification that is required under Section 302 of the Sarbanes-Oxley Act of 2002. This section of the report contains information concerning the controls evaluation referred to in the Section 302 Certifications and the information contained herein should be read in conjunction with the Certification.

Internal controls are designed with the objective of ensuring that assets are safeguarded, transactions are authorized, and financial reports are prepared on a timely basis in accordance with generally accepted accounting principles in the United States. The disclosure procedures are designed to comply with the regulations established by the Securities and Exchange Commission.

Internal controls, no matter how designed, have limitations. It is the Company's intent that the internal controls be conceived to provide adequate, but not absolute, assurance that the objectives of the controls are met on a consistent basis. Management plans to continue its review of internal controls and disclosure procedures on an ongoing basis.

The Company's principal executive officer and principal financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures as of August 31, 2002 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

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

Signature

Title

Date

/s/ Joseph J. Alves

President, CEO and Chairman of the Board

December 13, 2002

Joseph J. Alves

/s/ Mahmoud Hashmi

Chief Operating Officer, Principal

December 13, 2002

Mahmoud Hashmi

Accounting Officer and Director

Form of Sarbanes-Oxley Section 302(a) Certification

I, Joseph J. Alves, Chief Executive Officer of BankEngine Technologies, Inc., certify that:

1.

I have reviewed this annual report on Form 10-KSB of BankEngine Technologies, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

 /s/ Joseph J. Alves

Joseph J. Alves

Chief Executive Officer

Form of Sarbanes-Oxley Section 302(a) Certification

I, Mahmoud Hashmi, Chief Financial Officer of BankEngine Technologies, Inc., certify that:

1.

I have reviewed this annual report on Form 10-KSB of BankEngine Technologies, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

 /s/ Mahmoud Hashmi

Mahmoud Hashmi

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.

Description of Exhibits

2.1

Agreement and Plan of Merger by and between BankEngine Technologies, Inc., a Delaware corporation and BankEngine Technologies, Inc., a Florida corporation, as filed with the Secretary of State of the State of Delaware on May 23, 2002.(1)

2.2

Common Stock Purchase Agreement dated April 2, 2002 by and between Cyberstation Computers and Support Inc.,  on the one hand, and Zeeshan Saeed and Platinum Telecommunications Inc., on the other.(2)

3.1

Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on February 15, 2002. (1)

3.2

Bylaws of the Registrant. (1)

10.1

Lease of property located at 555 Richmond Street West, Suite 916, Toronto, Ontario, M5V 3B1. (3)

10.2

BandX Switched Interconnection Agreement between Band-X, Inc. and Platinum Telecommunications, Inc., dated March 21, 2002. (3)

16.1

Letter of Change in Registrant’s certifying accountant. (4)

21.1

Subsidiaries of Registrant. (3)

99.1

Certification pursuant to Section 302 of Sarbanes-Oxley Act 2002. (3)

99.2

Certification pursuant to Section 302 of Sarbanes-Oxley Act 2002. (3)

(1)

Incorporated herein by reference to the Registrant's DEF 14A as filed with the Commission on April 30, 2002.

(2)

Incorporated herein by reference to the Registrant's Form 8-K as filed with the Commission on April 19, 2002.

(3)

Filed herewith.

(4)

Incorporated herein by reference to the Registrant's Form 8-K as filed with the Commission on April 11, 2002.

Exhibit 10.1

OFFER TO SUBLEASE

BETWEEN:

Kids Connections Inc.

(hereinafter referred to as “Sublessor”)

AND:

CYBERSTATION INC.

(hereinafter referred to as “Sublessee”)

The Sublessee hereby offers to sublease through Lennard Commercial Realty Ltd. as agent for the Sublessee, and Colliers Macaulay Nicholls (Ontario) Inc. as agent for the Sublessor (the “Agents”), certain premises more particularly described in the following term:

1.

PREMISES

The Sublessee hereby offers to sublease from the Sublessor approximately 1,472 square feet of Rentable Area on the nineth (9th) floor, Suite 916, of the office building known municipally as 555 Richmond Street West, Toronto, Ontario as outlined in red on the floorplan attached hereto to Schedule “A” (hereinafter referred to as the “Premises”).

2.

TERM

The term of the sublease shall be for one (1) year and five (5) months, less a day commencing on January 1, 2003 (hereinafter referred to as the “Commencement Date”) and expiring April 29, 2004.  If the Subleasee occupies the Premises prior to the Commencement Date the Sublessee shall not be required to pay pro-rated Net Rent and Additional Rent from the date of occupancy until the Commencement Date but shall abide by all other terms of the Lease.

3.

RENT

Throughout the Term of this sublease the Sublessee shall pay to the Sublessor the Net Rent for the Premises calculated in the following amounts as set out herein with the exception of Free Rent as set out in Section 5:

$3.55 per square foot per annum, plus G.S.T.

Payment shall be made, in advance without notice in equal consecutive monthly instalments on the first day of each calendar month during the Term.

4.

ADDITIONAL RENT

The Sublessee shall pay the proportionate share of Additional Rent as defined in the copy of the Sublessor’s Lease (hereinafter referred to as the “Lease”).  The Sublessor advises that the estimated Operating Costs, Real Estate Taxes, and utilities charges for 2002 for the Premises are $10.15 per square foot.  In addition the Sublessee shall pay the required amount of G.S.T.

5.

FREE RENT

The first one (1) month of the Term shall be free of Net and Additional Rent, During this period the Sublessee shall abide by all other terms of the Lease.

6.

DEPOSIT

A deposit of two months gross rent payable to Colliers Macaulay Nicholls (Ontario) Inc. In Trust shall be delivered herwith.  The deposit shall be paid to the first and last months Rents due.  If this Offer to Sublease is not accepted by the Sublessor, then the deposit shall be returned in full to the Sublessee.

7.

USE

The Premises are to be used and occupied only as a business office for the business of the Sublessee, and for such other lawful uses to which the Sublessor and the Landlord consent.

8.

LEASE

The Sublessee shall abide by all of the terms and conditions of the Lease with the exception of Rent and those other certain provisions which are set out herein.

9.

SUBLEASE AGREEMENT

The Sublessor shall at its option, request the Sublessee to enter into a Sublease Agreement on the same terms and conditions as this Offer to Sublease.

If the Sublessor elects to request the Sublessee to enter into a Sublease Agreement it shall provide the Sublessee with a form of Sublease within five (5) days of acceptance of this Offer to Sublease.

The form of the Sublease shall be subject to amendments as may be agreed to between the Sublessor’s and the Sublessee’s solicitors both parties acting reasonably, provided, however, that any agreement which may result from the acceptance of this Offer to Sublease shall not be conditional upon the negotiation of a formal Sublease Agreement.

If requested to enter into a Sublease Agreement the Sublessee shall execute the Subleasse Agreement including any amendments as set out in the proceeding paragraph and forward it to the Sublessor no later than three (3) days after receipt of the Sublease Agreement.  The Sublessor shall execute the Sublease Agreement and return it to the Sublessee within three (3) days of acceptance of this signed Sublease’ Agreement from the Sublessee.

10.

APPROVAL OF LANDLORD

This Offer to Sublease is conditional on the approval of 674951 Ontario Ltd. (the “Landlord”) within five (5) business days from when both the Sublessor and Sublessee have waived their conditions.  The Sublessor covenants to apply for consent to Sublease promptly after acceptance hereof and pay any associated costs.

In the event that the Sublessor receives written notice from the Landlord approving this Offer to Sublease within five (5) business days from when both the Sublessor and Sublessee have waived their conditions, this Offer to Sublease shall be in full force and effect.

Should the Sublessor not receive written notice from the Landlord of the Landlord’s approval within five (5) business days from when both the Sublessor and Sublessee have waived their conditions, this Offer to Sublease shall be null and void and the deposit shall be returned to the Sublessee forthwith.

11.

LEASEHOLD IMPROVEMENTS

The Sublessee shall Sublease the Premises on an “as is” basis.  All existing fixtures and improvements shall remain in the Premises for the exclusive use of the Sublease during the Term of the Sublease.  The Sublessee shall be required to pay for all Leasehold Improvements to ready the Premises for its occupancy.  All plans and specifications for the Leasehold Improvements shall be subject to approval by the Landlord and the Sublessor and shall be initialled by the Sublessee, the Sublessor and the Landlord under the same terms defined in the Lease prior to the constriction of any Leasehold Improvements.  The Sublessee shall have the option of tendering the work to be performed by outside contractors, subject to approval of such contractors by the Sublessor and the Landlord, or the Sublessee may retain the Landlord to perform the Leasehold Improvements.  All work completed shall conform to the plans and specifications which have been approved by the Sublessee, the Sublessor and the Landlord, and shall be completed in a good and workmanlike manner.

12.

ACCESS

The Sublessee shall have access to the Premises prior to the Commencement Date upon approval of this Sublease by the Landlord to complete Leasehold Improvements and/or conduct business in the Premises.  During these periods the Sublessee shall not be obligated to pay any Rent.

13.

NOTICE

Prior to the Commencement Date the address of the Sublessor and the Sublease for service of notice or any other document to be provided hereunder shall be:

For the Sublessee:

Cyberstation Inc.

C/O Lennard Commercial Realty Ltd.

ISO York Street Suite 1900

Toronto, On. M5H 3S5

Attention: Mark Frayne

Fax: 416 366-3186

For the Sublessor:

The Algo Group

C/O Colliers Macaulay Nicolls (Ontario) Inc.

2 Queen Street East,

Toronto, On.

Attention: Ryan Lyons

Fax: 416 777-9377

And such notices or other documents an aforesaid shall be deemed to be received by the party to who it was delivered, or an the third business day after the date on which it was mailed by prepaid registered mail, if mailed.

14.

RESTORATION OF PREMISES

Upon the expiry or earlier Termination of the lease or Sublease, the Sublessee shall return the Premises to the Sublessor and/or Landlord in an “as is” condition and shall not be responsible for the removal and/or restoration of any fixtures or Improvements in the Premises.

15.

SUBLESSEE’S CONDITION

i)

The Sublessee, acting in its sole, interest, reviewing a copy of the Lease within three (3) business days of conditional acceptance of this Offer to Sublease.

The above condition is for the sole benefit of the Sublessee and may not be waived and/or satisfied by the Sublessee at any time during the conditional period.  In the absence of written notice by the Sublessee to the Sublessor satisfying or waiving the condition in the time outlined above, this Offer to Sublease shall be null and void and deposit returned in full.

16.

SUBLESSOR’S CONDITION

This Offer to Sublease is conditional on the following:

i)

The Sublessor, acting in its sole interest approving the credit worthiness of the Sublessee and its ability to meet the financial obligations that will arise as a result of this Offer to Sublease, within three (3) business days of conditional acceptance of this Offer to Sublease.

The above condition is for the benefit of the Sublessor and may be waived and/or satisfied by the Sublessor at any time during the conditional period.  In the absence of written notice by the Sublessor to the Sublessee satisfying or waiving the condition in the time outlined above, this Offer to Sublease shall be null and void and the deposit returned in full.

17.

LEGAL AND TAX ADVICE

The Sublessor and Sublessee acknowledge that the agents have recommended that they obtain advice from their legal counsel prior to signing this document.  The parties further acknowledge that no information provided by the agents is to be constructed as expert legal or tax advise.

18.

AGENCY DISCLOSURE

The Sublessor and Sublessee acknowledge that in accordance with the Code of Ethics of the Canadian Real Estate Association, Lennard Commercial Realty Ltd. has disclosed that it is representing the Sublessee in the transaction described in this Agreement and will be compensated by the Sublessor.

19.

FACSIMILE TRANSMITTAL

This Offer to Sublease or any counter, amendment, or waiver as the case may be, may be delivered by facsimile machine and signed on a facsimile copy, both parties shall accept such facsimile copy as a legal and binding document.  The facsimile copy of the Offer to Sublease, counter, amendment, or waiver as the case may be, may be used in the preparation of a Sublease Agreement and/or approval by the Landlord in accordance with the Lease.

20.

TIME OF ESSENCE

Time shall be of the essence in all respect.

21.

SOLE AGREEMENT

There are no covenants, agreements, conditions, or material representations relating to the subject matter of this Offer to Sublease which will subsist between the parties upon its acceptance, except as expressly set forth or incorporated herein.

22.

OFFER IRREVOCABLE

This Offer to Sublease shall be irrevocable and open for acceptance by the Sublessor until 5:00 p.m., EST, Wednesday, October 30, 2002 and if not accepted then is null and void.  This Offer to Sublease may be accepted by signing and returning a duplicate copy of this Offer to Sublease to the Sublessee.

DATED 28th day of October, 2002

SUBLESSEE:

CYBERSTATION INC.

PER:

Joseph Alves

PER:

The Sublessor hereby accepts this Offer to Sublease this 28th day of October, 2002.

SUBLESSEE:

Kids Connections Inc.

PER:

Kids Connections Inc.

Exhibit 10.2

BAND-X SWITCHED INTERCONNECTION AGREEMENT (v3.7)

BAND-X.

The Bandwidth Exchange

Dated: as of 21 March 2002

AGREEMENT BETWEEN

(1)

Band-X Inc., of 61 Broadway, Suite 2220, New York, New York 10006 ("Band-X") and

(2)

Platinum Telecommunications, Inc., having its principal office for the conduct of business at 50

Burnhamthorpe, Road West, Suite 401 Mississauga, Ontario Canada L5B 3C2 ("Client"), (each, a "Party" and collectively, the "Parties").

IN CONSIDERATION of the premises and mutual agreements contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Parties, intending to be legally bound, agree as follows:

I .

DESCRIPTION OF SERVICE

1.1

Band-X is an exchange for the spot trading of telecommunications minutes. Band-X provides a switched interconnection meeting point for its clients at Band-X's switching facilities enabling its clients, as buyers and sellers, to buy or sell international telecommunications minutes (the "Service") to all destinations. The Service is offered on a 24 hours a day, 7 days a week basis.

2.

DURATION

2.1

This Band-X Switched Interconnection Agreement ("Agreement") shall be effective from the date set forth above and shall continue:

2.1.1.

for an initial term of one (1) year from the Commencement Date (as defined below). This Agreement shall automatically continue in effect thereafter for additional consecutive one (1) year terms unless and until this Agreement shall be terminated by either Party giving the other not less than thirty (30) days notice in writing; or

2.1.2.

until terminated in accordance with Section 5; whichever is earlier.

2.2

The Service for both buyers and sellers shall commence on the date of the successful completion of testing by Band-X of the facilities provided by Client (the "Commencement Date").

3.

OPERATION AND COMMERCIAL ISSUES

3.1.

Both Parties agree to coordinate the management of their respective facilities. The Client shall be responsible for its network(s). Band-X and the Client shall each, at its own expense, provide the necessary equipment and facilities to provide and utilize the Service, respectively, unless otherwise noted in this Agreement. In particular, the Client shall be required to procure at its sole expense, the requisite facilities and equipment to send or receive traffic to and from the Band-X switch at 60 Hudson Street, 9 th Floor, New York, NY 10006 USA.

3.2.

Both Parties will also designate a person (along with the appropriate telephone and fax numbers and e-mail addresses) as the first point of contact for each Party with respect to technical matters relating to the establishment and maintenance of the Client's Service.

3.3.

Band-X reserves the right to temporarily suspend and/or cancel any or all of the Service if Client engages in activities which, in Band-X's sole opinion, reasonably exercised, is in violation of any applicable law, regulation, rule or order, or may cause disruption or damage to any Band-X switch or network. Except in the case of an emergency, Band-X shall use commercially reasonable efforts to provide Client with advance notice of such suspension and or cancellation and permit Client to discontinue the offending activity prior to effecting such suspension and or cancellation. In any case, Band-X shall endeavor to provide written confirmation of such suspension and or cancellation within a commercially reasonable time.

3.4.

Network Management.  The Client may contact Band-X regarding major, service-affecting problems, 24 hours per day, 7 days per week. For non-service affecting traffic flow problems support is given between Monday to Friday, 9.00am to 6.00pm Eastern time, exclusive of Band-X observed holidays. Holidays are New Years Day, Presidents Day, Memorial Day, Independence Day, Labor Day, Thanksgiving Day, day after Thanksgiving, Christmas Day.

3.5

Forecasting.  Client shall provide Band-X with its best possible traffic/capacity forecasting information in order to facilitate Band-X's provision of the Service. Such forecasts shall be provided by client prior to implementation of the Service and thereafter as may be reasonably requested by Band-X.

3.6

Discretionary and Advisory Routing. Client hereby grants Band-X discretionary or advisory authority to route traffic on the Client's behalf. In the discretionary case, Client authorizes Band-X to make least cost routing decisions, commensurate with quality considerations, on its behalf. Band-X will use reasonable efforts to route traffic as cost effectively as possible, but will bear no responsibility for its performance in terms of price and quality. In the advisory case, BandX undertakes, subject to Section 4.4 below, to inform buyers before any re-routing of traffic.

4.

PRICING AND BILLING

4.1

Prices and other applicable charges for Band-X's Service are set forth in Addendum "A, annexed hereto and made a part hereof.

4.2

The amounts due from the Parties shall be payable within fourteen (14) days from the date of periodic invoice for the relevant period and traffic. The relevant billing period is set forth in Addendum "B". Either party must present any disputes regarding the correctness of an invoice in writing within thirty (30) days of the receipt thereof. In addition, neither Party shall offset or withhold any amounts under dispute. Both Parties agree to provide the other with documentation that reasonably evidences the improper charge. Such documentation shall include call detail records for the period and traffic detailed in the disputed invoice. However, if such call records provide evidence of an amount in dispute over 5% of the invoice total then either Party may withhold the disputed portion provided it pays the undisputed portion by the relevant due date. The Parties shall then use their best efforts to resolve such dispute between themselves as expeditiously as possible, and failing that to utilize the dispute resolution procedures set forth in Section 11. If such dispute, or any portion thereof, presented in writing is found to be valid, either Party will credit the disputed amount against the next monthly invoice of charges, or where appropriate, it shall be refunded. All amounts due hereunder that are not paid when due when a Party is not entitled to withhold such amount shall accrue interest at the rate of 1.50% of the late amount per month (18% per annum) from the day following the day on which payment was due until paid.

4.3

Without limiting any rights of a party implied by law or granted under this Agreement, either party (the Receiving Party) may off-set against any undisputed amount owing by the Receiving Party to the other party (the Owing Party) under this Agreement, any amount owing by the Owing Party to the Receiving Party.

4.4

Suppliers may modify the destinations offered by providing seven (7) days prior notice to Band-X. Buyers may modify the destinations to which calls are to be routed by providing 1 day's prior notice to Band-X. Due to the structure of the Band-X's Service outbound alternative routes are available on an emergency basis. In the event that an original outbound route is unavailable or unsatisfactory Band-X will select an alternative route at the original price only until the buyer has been notified. Notification of the Client will be by made by telephone, E-mail or fax to the 24 hour contact numbers provided by the Client's NFR or as provided by the Client pursuant to Section 3.2, above, (but if the Client has not provided or Band-X does not have readily available any such numbers or E-mail addresses) to the telephone or fax number or E-mail address set out at Section 10.1 below, or if no such number or address is provided in Section 10.1, either, then by notification to either the Client's registered office or its principal (head) office set forth in paragraph "(2)" above ("Valid Notification"). Immediately, upon Valid Notification having been made, Client shall be charged at the alternative route's rates until such time that Client requests Band-X to cease routing the traffic via such route.

4.5

All clients will receive a daily report of all minutes bought or sold on Band-X from the previous day. These reports, for both Buyers and Sellers, will be available at www.band x.com.

4.6

All charges are in U.S. Dollars and are exclusive of all applicable taxes, including value added tax, sales taxes, and duties or levies imposed by any authority, government or government agency all of which shall be paid promptly when due by Client, and Client agrees to indemnify and hold Band-X harmless from any liability therefore. With respect to liability for sales taxes, Client shall deliver a "resale" certificate to Band-X upon Client's execution of this agreement and Client shall continue to maintain an updated certification file with Band-X at all times.

4.7

Band-X recognizes that Client can be a Buyer or Seller of telecommunications services. Band-X guarantees that no service offered by Sellers will be marked up by Band-X. However, Buyers shall pay a transparent 5% switching fee to Band-X. (See Addendum "A")

4.8

It is understood and agreed that in the event that there is ever any discrepancy between the prices or other terms set forth in this Agreement and any posting on the www.band x.com Internet web-site, the prices and other terms contained in this Agreement shall control.

4.9

If at any time the total of the combined outstanding invoices and unbilled charges exceeds the amount of the "Security Deposit" set forth in Addendum "B", annexed hereto and made a part hereof, then Band-X shall have the right to suspend the Service with immediate effect two hours after Valid Notification to the Client.

5.

TERMINATION

5.1.

Without prejudice to any other rights, a Party may immediately terminate this Agreement  upon written notice in the event that the other Party:

5.1.1.

fails to make any payment within 7 days of its due date or

5.1.2.

makes an assignment for the benefit of its creditors; or

5.1.3.

consents to or suffers the appointment of a receiver, or like Person, of itself or any substantial part of its property; or

5.1.4.

files a petition or answer seeking reorganization, arrangement, adjustment or composition under bankruptcy laws or any similar law or statute, or any subdivision thereof; or

5.1.5.

becomes insolvent or bankrupt or ceases paying its debts generally as they mature.

5.2.

In addition to the right to terminate this Agreement pursuant to this Section 5 and without prejudice to its other rights, a Party may terminate this Agreement, upon proper written notice, in the event that the other Party neglects or fails to perform and observe any of its material covenants, conditions or obligations contained in this Agreement and fails to remedy same within thirty (30) days after receipt of written notice thereof from said Party.

5.3

In addition to the right to terminate this Agreement pursuant to this Section 5 and without prejudice to its other rights, Band-X may terminate this Agreement, upon proper written notice, in the event that the quality of the circuit(s) supplied by the Client falls below acceptable quality levels, as determined by Band-X in its sole discretion, for a period of forty eight (48) hours and the Client has not restored the quality of the circuit(s) within forty eight (48) hours of receiving notification of the reduction in quality.

5.4

Proper termination of this Agreement by a Party shall not relieve the other Party of its obligations with respect to (i) payment of the accrued amounts due as described in Section 4 and Addendum A; (ii) Liability and Indemnification described in Section 6 and (iii) Confidentiality described in Section 9.

6.

LIMITATION OF LIABILITY AND INDEMNIFICATION

6.1.

Band-X shall not be liable to the Client or to any third party for any loss or damage of any  kind sustained by the other, its interconnecting carriers or its end users, by reason of any failure in or breakdown of the communication facilities used in providing the Service under this Agreement or for any interruption or degradation of service, whatsoever shall be the cause of such failure, breakdown, interruption or degradation and however long it shall last or for any failure to timely or accurately provision or install any portion of the Service, or conditions which may result from actions by regulatory or judicial authorities. Band-X makes no warranty whether express, implied or statutory, as to the description, quality merchantability, completeness or fitness for any purpose of the Service or local access. For the purpose of this Section, the term "Band-X" shall be deemed to include Band-X, its employees, officers, directors, and affiliates, and any person or entity assisting Band-X in its performance or obligations under this Agreement.

6.2.

Each Party shall indemnify and save harmless the other from and against any claims  demands, actions, causes of action, damages, losses, liabilities, costs or expenses (including without limitation, interest, penalties and reasonable attorneys' fees and disbursements), which may be made against Client (exclusive of the matters covered by Section 6. 1), or which Band-X may suffer or incur as a result of, arising out, or relating to:

6.2.1

any non-performance of or non-compliance with any covenant, agreement or obligation under or pursuant to this Agreement;

6.2.2.

any incorrectness in, or breach of, any representation made by the other Party: and

6.2.3.

any action suit, trial, demand, investigation, arbitration or other proceeding by a third party containing allegations which, if true, would constitute an event described in Subsections 6.2.1 or 6.2.2.

7.

ASSIGNMENT

Client shall not, without prior written consent of Band-X sell, assign, transfer or dispose of any or all of its rights or obligations hereunder. Such consent shall not be unreasonably withheld or delayed.

8.

FORCE MAJEURE

No failure or omission by either Party to carry out or observe any terms and conditions of this Agreement, except for any obligations to make payment, shall give rise to any claim against the Party in question or be deemed a breach of this Agreement if such failure or omission arises from a cause of force majeure, an act of Government or any other cause beyond the reasonable control of that Party.

9.

CONFIDENTIALITY OF INFORMATION AND NON-CIRCUMVENTION

9.1

Each Party agrees that the existence and terms of this Agreement are confidential and that all information and data, of any nature, provided by one Party to another hereunder shall remain the property of the disclosing Party and be treated as fully confidential by the recipient and shall be used solely for the purpose for which it is supplied unless the originating Party has identified the data as being non-confidential. The obligations of the Parties with respect to the non-disclosure and non-use of such confidential information shall not apply in relation to information already in the public domain or otherwise required by a court of law or statute to be disclosed, or in relation to any actions taken or proceedings commenced for the recovery of amounts due to hereunder Band-X.

9.2

Band-X will not disclose the identity of any seller to any buyer or vice versa, except in cases involving a dispute between the Parties, where needed to defend a claim or when required by any law, statute, rule, regulation, requirement or order of any government, court or agency exerting jurisdiction over the Parties or this Agreement.

10.

NOTICE

10.1.

Except as otherwise expressly provided for herein, all notices, requests, or other communications hereunder shall be in writing, addressed to the Parties as follows:

If to Band-X:

Band-X Inc, 61 Broadway, Suite 2220 New York, New York 10006

Attention: Elena Samoylova

Telephone: 646-835-4900

Facsimile: 646-835-4994

email: elena.samoylova@band-x.com

If to Client:

50 Burnhamthorpe Road West, Suite 401

Mississauga, Ontario

Canada L5B 3C2

Attention: Zeeshan Saeed

Telephone: 416 899 2214

Facsimile: 905 896 9380

E-mail: smartnet@rogers.com

10.2.

Notices mailed by registered or certified mail shall be conclusively deemed as received by the addressee on the fifth business day following the mailing or sending thereof.

10.3.

Notices sent by telex or fax shall be sent by machines generating a transmission receipt and shall be conclusively deemed as received when the delivery confirmation is received.

10.4.

Notices sent by priority or overnight mail by a generally recognized overnight delivery service shall be conclusively deemed to have been received by the addressee on the next business day following the deposit thereof with such service during normal business hours.

10.5.

If either Party wishes to alter the recipient or address to which communications to it are sent, it may do so by providing the name of the new recipient or a new address, in writing, to the other Party.

11.

DISPUTE RESOLUTION

This Agreement shall be governed by and interpreted under laws of the State of New York and binding arbitration shall be the sole forum for dispute resolution for all disputes arising in connection with this Agreement. In the event of a dispute arising between the Parties, the Parties agree that they will attempt in good faith to resolve any controversy or claim arising out of or relating to this Agreement promptly by negotiations between representatives of the Parties who have authority to settle the dispute. In the event that such negotiations do not result in a mutually acceptable resolution to the dispute within 30 calendar days after the start of negotiations, the Parties agree to i) resolve the dispute by arbitration under the Commercial Arbitration Rules of the American Arbitration Association in effect at the date ii) that the arbitration is to be conducted by an arbitrator to be chosen jointly by the Parties and who is knowledgeable in the field of international telecommunication, and iii) the arbitration shall be held in the English language in New York, New York. In the event the Parties cannot jointly agree on an arbitrator, then either Party may petition the American Arbitration Association to appoint an arbitrator in accordance with the relevant rules. The award of the arbitrator shall consider all elements of the dispute including costs of the arbitration itself and shall be final and binding on the Parties. The Parties agree that the arbitration shall proceed ex-parte in the event that a Party, after being duly notified, refuses to participate in the arbitration. The Parties also agree that the arbitrator shall be empowered to make a default award against the Party refusing to participate in the arbitration. In addition to the damages claimed, such an award may include costs, reasonable legal fees and punitive damages. The procedures specified in this section are the only procedures for the resolution of any controversy or claim arising out of or related to this Agreement, or the breach, termination or validity thereof. However, before or during the time that the Parties follow these procedures, either one can go to the appropriate court to get a preliminary injunction or other preliminary judicial relief if such Party reasonably believes that such a step is necessary to avoid irreparable damage or harm. Even if either Party takes such action, both Parties will continue to participate in good faith in the procedures specified in this Section 11. The Parties further agree that the refusal of a Party to submit an appropriate dispute to arbitration shall also result in and constitute a knowing and voluntary confession of judgment and/or consent to default judgment for the amount claimed against them.

12.

INTERPRETATION

12.1.

Any reference in this Agreement to any gender shall include all genders and words used herein importing the singular number only shall include plural and vice versa.

12.2.

Any Article, Section, Subsection or other subdivision of this Agreement or any other provision of this Agreement which is, or becomes, illegal, invalid or unenforceable shall be severed herefrom and shall be ineffective to the extent of such illegality, invalidity or unenforceability and shall not affect or impair the remaining provisions hereof, which provisions shall be severed from any illegal, invalid or unenforceable Article, Section, Subsection or other subdivision of this Agreement or any other provision of this Agreement and otherwise remain in full force and effect.

12.3.

No waiver by either Party to any provisions of this Agreement shall be binding unless made expressly and confirmed in writing. Any such waiver shall relate only to such matter, non-compliance or breach as it relates to and shall not apply to any subsequent or other matter, non-compliance or breach.

12.4.

The Client understands and agrees that Band-X is merely a facilitator between Buyers and Sellers and not a provider of telecommunications Service and that Sellers provide any telecommunications Service described herein. Further, the Parties acknowledge and agree that neither anything contained herein nor the provision of Service hereunder shall be interpreted so as to deem Band-X a provider of telecommunications Service or a telecommunications carrier. Any disputes that involve buyers and sellers shall be resolved pursuant to the relevant tariffs of such parties.

12.5

This Agreement represents the entire understanding between the Parties in relation to the matters dealt with herein and supersedes all previous covenants and representations made by either Party, whether oral or written.

12.6.

This Agreement may only be modified if such modification is in writing and signed by a duly authorized representative of each Party hereto.

12.7.

Nothing herein contained shall be deemed to constitute a partnership, agency or joint venture between the Parties.

12.8.

Each Party is independently responsible for ensuring that its activities shall comply with applicable laws and government or other regulation. Each Party shall cooperate with the other in defending any civil, criminal or other claim threatened or brought by any governmental agency or third party.

12.9.

This Agreement is not intended and shall not be construed to create any rights or remedies in any parties other than the Parties, and no person shall assert any rights as a third party beneficiary hereunder.

12.10.

This Agreement shall be binding upon and inure to the benefit of the Parties and their respective successors and permitted assigns.

12.11.

The language in all parts of this Agreement shall in all cases be construed simply, as a whole and in accordance with its fair meaning and not strictly for or against either Party. Any time the word "including" is used and followed by an example, such term shall be deemed to mean "including, without limitation." The Parties agree that this Agreement has been negotiated by the Parties in arm's length negotiations, that each Party has been given the opportunity to independently review this Agreement with legal counsel, and that each Party has the requisite experience and sophistication to understand, and agree to the particular provisions hereof. The titles and headings in this Agreement are for reference purposes only and shall not limit the construction of this Agreement.

IN WITNESS WHEREOF, the Parties have executed this Band-X Switched Interconnection Agreement in duplicate as of the date first above written.

BAND-X:

Band- Inc.

By:

Name:

Joseph Kiaer

Title:

Executive Vice President

Name

CLIENT:

Platinum Telecommunications, Inc.

By:

Name:

Zeeshan Saeed

Title:

President

ADDENDUM "A" TO BAND-X SWITCHED INTERCONNECTION AGREEMENT

1. 1. The prices for Band-X's Service are as follows:

Application / Interconnection Fees (One time charge)

T1 installation $200.00

Credit Application $250.00

Exchange Fees

Charge per T1 $100.00 per month

Buyers will be charged a 5% switching fee of the invoiced amount per billing period.

In order to insure efficient trunk utilization, after a 90-day ramp period, the switching fee will be no less than $400 per T1 per month.

Band-X

Customer

ADDENDUM B TO BAND-X SWITCHED INTERCONNECTION AGREEMENT

1. 1.

Simultaneous with its execution of this Agreement, the Client shall deposit with Band-X the sum of $10,000 USD per T1 effective from the connection date. Such deposit shall stand as security in respect of any amounts owing by the Client to Band-X under this Agreement at any time (whether or not those amounts are due) ("Security Deposit"). The Security Deposit may be in the form of either: (a) cash in U.S. Dollars (held in a cash deposit interest bearing Client Funds Account), or (b) an irrevocable letter of credit confirmed and payable in U.S. Dollars issued by a bank satisfactory to Band-X. Upon termination of this agreement the Security Deposit shall be fully refundable without penalty or interest if all outstanding balances have been settled with Band-X.

1.2.

Outstanding balances due and owing to Band-X not cleared within fourteen (14) days of the date of the invoice or bill may be deducted by Band-X at its discretion from the Security Deposit, and the Client shall be required to replenish its account for such amount.

1.3.

Band-X may in its discretion establish a threshold of transactional activity or Client indebtedness above which it may consider its security insufficient. If such transactional activity or indebtedness exceeds the threshold level established by Band-X, Band-X may require the Client to: (a) pay down the balance owed on its account; (b) increase the amount of the Security Deposit to an amount Band-X deems appropriate; or (c) a combination of both (a) and (b).

1.4.

The Parties shall provide a semi-monthly invoice for the Service provided hereunder. The frequency of the Band-X billing may be adjusted at any time by Band-X in its sole discretion upon reasonable notice to Client. The invoice will be based on the chargeable duration of the calls as measured by Band-X at the relevant originating Band-X port, and shall contain any other applicable charges pursuant to this agreement. Calls are charged on the basis of an initial 30 seconds, in increments of 6 seconds thereafter and are rounded up to the nearest penny ($0.01). All call traffic to Mexico are charged on the basis of an initial 60 seconds, in 60-second increments thereafter and rounded up to the nearest penny ($0.01).

Band-X

Customer

THIS NOVATION DEED is made on 26 April 2002

BETWEEN

1 .

BANID-X, INC. of 61 Broadway, New York, New York ("Band-X")

2.

UNIVERSAL INTERCONNECT SERVICES, INC. of 61 Broadway, New York, New York ("UIS")

3.

PLATINUM TELECOMMUNICATIONS, INC. of 50 Burnhamthorpe, Road West, Suite 401 Mississauga, Ontario Canada L5B 3C2, ("Continuing Contractor")

BACKGROUND

A.

UIS and Band-X are parties to an Asset Purchase Agreement dated 8 April 2002 ("the Agreement") pursuant to which UIS will purchase certain assets of BandX on Closing to occur no later than 28 May 2002.

B.

Under the Agreement, transfer of the Original Agreement from Band-X to UIS is required.

C.

The Continuing Contractor has agreed to enter into this Deed for the substitution of UIS for Band-X as a party to the Original Agreement on the terms and conditions herein contained in consideration of UIS accepting the obligations of Band-X under the Original Agreement from Closing.

DEFINITIONS AND INTERPRETATION

In this Deed unless the context otherwise requires:

"Closing", means the date of closing of the Agreement to occur no later than 28 May 2002.

"Original Agreement" means the Switched Interconnect Agreement between Band-X and the Continuing Contractor.

In this Deed unless a contrary intention appears: references to persons include corporations;

words importing the singular include the plural and vice versa; words importing one gender include the other genders;

references to a clause mean a reference to a clause of this Deed and reference to any parties to this Deed include the successors and assigns of that party;

an agreement, representation or warranty in favour of two or more persons is for the benefit of them jointly and severally; and

an agreement, representation or warranty for two or more persons binds them jointly and severally.

NOVATION

Subject to clause 2.2:

UIS shall be substituted for Band-X as a party to the Original Agreement and shall perform the terms and conditions of the Original Agreement and shall be bound thereby and shall be entitled to the benefit thereof, as and from Closing, as if UIS was a party to the Original Agreement in lieu of Band-X from the date of the Closing.

Band-X is released and discharged from all obligations and liabilities of whatsoever nature and from all claims (whether for costs, damages, fees, expenses or otherwise) arising or which may arise under the Original Agreement on and from Closing.

Notwithstanding clauses 2.1.1 and 2.1.2, Band-X shall not be released, relieved or discharged from liability for, and UIS shall not assume any liability for, any liability or obligations under the Original Agreement before Closing or any breach which Band-X may have committed prior to Closing of any provision of the Original Agreement.

In the event that Closing does not occur on or before 28 May 2002, this Deed will automatically terminate on 29 May 2002 and the Original Agreement will continue on its current terms between Band-X and the Continuing Contractor.

AFFIRMATION OF THE ORIGINAL AGREEMENT

The Original Agreement shall be read and construed subject to this Deed and in all other respects the provisions of the Original Agreement are hereby ratified and confirmed and, subject to the amendments and novation contained herein, the Original Agreement shall continue in full force and effect.

The Continuing Contractor is not aware of any breach by Band-X of the Original Agreement still outstanding as at the date hereof or any litigation, arbitration or administration proceedings either pending or threatened under or pursuant to the Original Agreement.

The Continuing Contractor acknowledges that the Original Agreement constitutes the entire agreement between the Continuing Contractor and Band-X in relation to the subject matter thereof and no amendments, whether verbal or otherwise, have been made to the Original Agreement.

GOVERNING LAW

This Deed shall be governed by and construed in accordance with the laws of the State of New York, and the parties hereby submit to the non-exclusive jurisdiction of the courts of that State and the courts entitled to hear appeals therefrom,

COUNTERPARTS

This Deed may be executed in any number of counterparts and all of such counterparts taken together shall be deemed to constitute one instrument.

EXECUTED as a Deed.

Band-X, Inc.

By:

Name:

Title:

Universal Interconnect Services, Inc.

By:

Name:

Title:

Platinum Telecommunications, Inc.

CA, By:_ Name: Title:

Exhibit 21.1

Subsidiaries of the Registrant

1.

Cyberstation Computers and Support, Inc., incorporated under the laws of the Province of Ontario.

2.

Critical Commerce Inc., incorporated under the laws of the State of Delaware, formerly known as WebEngine Technologies International, Inc.

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of BankEngine Technologies, Inc. (the "Company") on Form 10-KSB for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph J. Alves, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:

/s/ Joseph J. Alves

Name:

Joseph J. Alves

Title:

Chief Executive Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of BankEngine Technologies, Inc. (the "Company") on Form 10-KSB for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mahmoud Hashmi, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:

/s/ Mahmoud Hashmi

Name:

Mahmoud Hashmi

Title:

Chief Financial Officer