Form 10QSB
period 2002-11-30
BANKENGINE TECHNOLOGIES INC
filed 2003-01-21
CIK 1096857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-27773

BANKENGINE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3134518
(State of incorporation)	(I.R.S. Employer Identification No.)

555 Richmond Street West, Suite 916

Toronto, Ontario, ON M5V 3B1

(Address of principal executive offices, including zip code)

(416) 860-9378

(Registrant’s telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes

[   ] No

The number of shares outstanding of the registrant's Common Stock, $.001 Par Value, on January 21, 2002, was 19,015,893 shares.

BANKENGINE TECHNOLOGIES, INC.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

         Page Number

Item 1.  Financial Statements

2

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

2

Item 3.  Controls and Procedures

6

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

7

Item 2.  Changes in Securities and Use of Proceeds

7

Item 3.  Defaults Upon Senior Securities

7

Item 4.  Submission of Matters to a Vote of Security Holders

7

Item 5.  Other Information

7

Item 6.  Exhibits and Reports on Form 8-K

7

Exhibit Index

11

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

See pages F-1 to F-13

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

The Company acknowledges that Platinum is a development-stage business and that this market sector is very competitive but nonetheless presents substantial opportunity.

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

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are outlined within Note 1 to the consolidated financial statements. Some of those accounting policies require the Company to make estimates and assumptions that affect the amounts it reports. The following items require the most significant judgment and may involve complex estimation:

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

Allowance for doubtful accounts:  The Company  continuously monitors payments from its customers and maintains allowances for doubtful accounts, if required,  for estimated losses resulting from the inability of its customers to make required payments. When the Company evaluates the adequacy of its allowances for doubtful accounts, it takes into account various factors including its accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of November 30, 2002, the Company’s net accounts receivable balance was $151,438 after a provision for doubtful accounts of $41,563.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2001

Revenues

Revenue for the three-month period ended November 30, 2002 totaled $386,230 an increase of $380,218 over the comparable period in 2001. This increase is attributable to the acquisition of Platinum as all of the revenue is currently from telecommunication services.

Cost of Sales

The cost of sales for the three-month period ended November 30, 2002 totaled $296,974, an increase of $289,034 from the comparable period in 2001. The increase is due to the change in the Company's revenue model and consists of long distance and related telecommunication services costs incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended November 30, 2002 were $94,444 as compared to $46,229 for the similar period in 2001. The increase of $48,215 in selling, general and administrative expenses is principally attributable to consulting costs and bad debts in connection with the Company's telecommunications services.

Net Loss

Net loss for the three months ended November 30, 2002 amounted to $ 8,121 as compared to a net loss of $48,157 for the three months ended November 30, 2001. This decrease in the net loss is principally attributable to the change in revenues from consulting services to telecommunication services.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the three-months ended November 30, 2002, net cash provided by operating activities amounted to $24,771 as compared to net cash used in operating activities of $43,130 for the comparable period in 2001. The increase in cash provided by operating activities is primarily the result of the reduction in funds held in escrow..

Financing Activities

At November 30, 2002, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. The Company believes that its current operations and cash balances will be sufficient to satisfy its currently anticipated cash requirements for the next 12 months. However, additional capital could be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets.”  The major provisions of SFAS No. 141 were as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited.  SFAS No. 142 eliminated the amortization of goodwill and other intangibles and requires an impairment test of their carrying value.  An initial impairment test of goodwill and other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter.  On January 1, 2002, the Company adopted SFAS No. 142.  The Company completed the initial impairment tests in the first quarter of 2002, which did not result in an impairment of goodwill or other intangibles.

The following information represents pro forma net income (loss) and earnings (loss) per share assuming the adoption of SFAS No. 142 in the first quarter of 2001:

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”.  SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets.  The Company adopted SFAS No. 143 on September 1, 2001. The adoption of SFAS 143 did not have a material impact on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 15, 2001.  Under SFAS  No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.  The Company adopted SFAS No. 144  on January 1, 2002.  The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan.  Adoption of this Statement is required with the beginning of fiscal year 2003.  The Company has not yet completed the evaluation of the impact of adopting this Statement.

On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions."  SFAS No. 147 removes acquisitions of financial institutions from the scope of FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and FASB Interpretation No. 9, “Applying APB Opinion Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method,” and requires that those transactions be accounted for in accordance with FASB Statements Nos. 141 and 142.

Additionally, this Statement amends FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets.  Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

This statement became effective on October 1, 2002 and did not have a material impact on the Company’s results of operations or financial position.

Item 3.

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

The Company's principal executive officer and principal financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures as of November 30, 2002 (the Evaluation Date), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities and Use of Proceeds

None.

Item 3.

Defaults in Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None.

Item 6.

Exhibits and Reports on Form 8-K

(a)

See Index to Exhibits hereafter.

(b)

Reports on Form 8-K.

On November 12, 2002, the Company filed a report on Form 8-K pursuant to Item 4.  Changes In Registrant’s Certifying Accountants.  The Company included a letter dated November 8, 2002 from Kaufman Rossin & Co., the accountants the Company had dismissed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BankEngine Technologies, Inc.

Dated: January 21, 2003

By: /s/ Joseph J. Alves

Joseph Alves

Chairman and Chief Executive Officer

Certification

I, Joseph J. Alves, Chief Executive Officer of BankEngine Technologies, Inc., certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of BankEngine Technologies, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2003

/s/ Joseph J. Alves

Joseph J. Alves

Chief Executive Officer

Certification

I, Mahmoud Hashmi, Chief Financial Officer of BankEngine Technologies, Inc., certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of BankEngine Technologies, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2003

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

3.2

Bylaws of the Registrant. (1)

10.1

Lease of property located at 555 Richmond Street West, Toronto, Ontario, ON M5V 3B. (3)

10.2

BandX Switched Interconnection Agreement between Band-X, Inc. and Platinum Telecommunications, Inc., dated March 21, 2002. (3)

16.1

Letter of Change in Registrant’s certifying accountant. (4)

99.1

Certification pursuant to Section 302 of Sarbanes-Oxley Act 2002. (5)

99.2

Certification pursuant to Section 302 of Sarbanes-Oxley Act 2002. (5)

(1)

Incorporated herein by reference to the Registrant's DEF 14A as filed with the Commission on April 30, 2002.

(2)

Incorporated herein by reference to the Registrant's Form 8-K as filed with the Commission on April 19, 2002.

(3)

Incorporated herein by reference to the Registrant's Form 10-KSB as filed with the Commission on December 16, 2002.

(4)

Incorporated herein by reference to the Registrant's Form 8-K as filed with the Commission on November 30, 2002.

(5)

Filed herewith.

_____________________________________________________________________________________________