Form 10QSB
period 2003-02-28
BANKENGINE TECHNOLOGIES INC
filed 2003-04-15
CIK 1096857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2003

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

[X] Yes

[   ] No

The number of shares outstanding of the registrant's Common Stock, $.001 Par Value, on April 14, 2003, was 19,015,893 shares.

BANKENGINE TECHNOLOGIES, INC.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Page Number

Item 1.

Financial Statements

2

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The Company is considering whether, and if so how, to reorganize its telecommunications and software development  businesses, while remaining open to entering into a business combination.  Presently, the Company has ceased operations at Platinum Telecommunications which was its only source of revenue.   Management anticipates that the Company will be able to convert certain outstanding debt into equity and be able to raise additional working capital through the issuance of stock and through additional loans from investors.

The ability of the Company to continue as a going concern is dependent upon the Company's ability to  obtain suitable and adequate financing. There can be no assurance that Management's plan will be successful.

RESULTS OF OPERATIONS

Three Months Ended February 28, 2003 Compared to Three Months Ended February 28, 2002

Revenues

Revenue for the three-month periods ended February  28, 2003 and 2002 were insignificant. The Company currently operates in the telecommunication area and is considering whether to reorganize its telecommunications and software development operations.

Cost of Sales

The cost of sales for the three-month period ended February  28, 2003 totaled $17,905, an increase of $17,905 from the comparable period in 2002. The increase is due to the change in the Company's revenue model and consists of long distance and related telecommunication services costs incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended February  28, 2003 were $166,027 as compared to $73,045 for the similar period in 2002. The increase of $92,982 in selling, general and administrative expenses is principally attributable to impairment and loss on disposition of fixed assets, impairment of intangibles, and bad debts in connection with the Company's telecommunications services. Cost savings were realized through the reduction of professional fees and travel expenses.

Net Loss

Net loss for the three months ended February  28, 2003 amounted to $183,447 as compared to a net loss of $72,982 for the three months ended February 28, 2002. This increase in the net loss is principally attributable to the impairment and loss on disposition of fixed assets, impairment of intangibles,  and bad debts in connection with the Company's telecommunications services offset by cost savings in the areas of professional fees and travel expenses.

Six Months Ended February  28, 2003 Compared to Six Months Ended February 28, 2002

Revenues

Revenue for the six-month period ended February 28, 2003 totaled $386,715, an increase of $380,640 over the comparable period in 2002. This increase is attributable to the acquisition of Platinum as all of the revenue is currently from telecommunication services.

Cost of Sales

The cost of sales for the six-month period ended February 28, 2003 totaled $314,879, an increase of $314,879 from the comparable period in 2002. The increase is due to the change in the Company's revenue model and consists of long distance and related telecommunication services costs incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended February  28, 2003 were $260,471 as compared to $127,214 for the similar period in 2002. The increase of $133,257 in selling, general and administrative expenses is principally attributable to the impairment and loss on disposition of fixed assets, impairment of intangibles,  and bad debts in connection with the Company's telecommunications services. Cost savings were realized through the reduction of professional fees and travel expenses.

Net Loss

Net loss for the six months ended February  28, 2003 amounted to $195,507 as compared to a net loss of $120,244 for the six months ended February 28, 2002. This increase in the net loss is principally attributable to the impairment and loss on disposition of fixed assets, impairment of intangibles, and bad debts in connection with the Company's telecommunications services offset by reductions in professional fees and travel costs.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the six-months ended February 28, 2003, net cash used in operating activities amounted to $23,554 as compared to net cash used in operating activities of $24,854 for the comparable period in 2002. The increase in the net loss sustained in the six months ended February 28, 2003 over the comparable period in the prior year, was due to non-cash expenses and therefore the cash requirement did not change appreciably.

Financing Activities

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations.  The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing or achieve a level of sales adequate to support its cost structure.  Management is actively seeking additional capital to ensure the continuation of the Company’s activities and is also actively pursuing other investment opportunities.  However, there can be no assurance that additional capital will be obtained or that other investment opportunities will be achieved.  These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

At February 28, 2003, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

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

Allowance for doubtful accounts: The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts, if required, for estimated losses resulting from the inability of its customers to make required payments. When the Company evaluates the adequacy of its allowances for doubtful accounts, it takes into account various factors including its accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of February 28, 2003, the Company’s net accounts receivable balance was $61,784 after a provision for doubtful accounts of $116,202.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the FASB issued SFAS No. 148, Accounting for Stock - Based Compensation - Transition and Disclosures. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective  for the August 31, 2003 financial statements. The interim reporting disclosure requirements will be effective for the company’s May 31, 2003 10-QSB. In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”). The Interpretation elaborates on the existing disclosure requirement for most guarantees including loan guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The Company does not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on the Company.

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

The Company's principal executive officer and principal financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures as of February 28, 2003 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

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

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BankEngine Technologies, Inc.

Dated: April 15, 2003

By: /s/ Joseph J. Alves_____________________

Joseph Alves

Chairman and Chief Executive Officer

Dated: April 15, 2003

By: /s/ Mahmoud Hashmi__________________

Mahmoud Hashmi

Chief Financial Officer and Director

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

Date: April 15, 2003

/s/ Joseph J. Alves_____________

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

Date: April 15, 2003

/s/ Mahmoud Hashmi___________

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