Form 10QSB
period 2003-05-31
BANKENGINE TECHNOLOGIES INC
filed 2003-07-15
CIK 1096857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM  10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2003

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-27773

BANKENGINE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3134518
(State of Incorporation)	(I.R.S Employer Identification No.)

555 Richmond Street West, Suite 916

Toronto, Ontario, ON M5V 3B1

(Address of principal executive offices, including zip code)

(416) 860-9378

(Registrant’s telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|

The number of shares outstanding of the registrant's Common Stock, $.001 Par Value, on July 14, 2003, was 19,015,893 shares.

BANKENGINE TECHNOLOGIES, INC.

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Controls and Procedures

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 2.

Changes in Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

Exhibit Index

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

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	May 31, 2003	August 31, 2002
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$ 4,163	$ 59,065
Funds held in escrow	-	219,026
Accounts receivable	340	55,031
Prepaid expenses and sundry	-	11,556
Total Current Assets	4,503	344,678

Property, plant and equipment – net	14,910	63,926
Other intangible assets – net	(100)	19,748
TOTAL ASSETS	$ 19,313	$ 428,352

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 269,519	$ 441,932
Income tax payable	54,697	48,123
Current portion of loan payable	16,803	14,783
Total Current Liabilities	341,019	504,838

Loans from stockholders	127,456	125,122
Loan payable – long term portion	30,659	33,134
Total Liabilities	499,134	663,094

Commitments and Contingencies

Stockholders’ Deficiency:
Common stock $0.001 par value – authorized 50,000,000 shares; 19,115,893 and 19,015,893 shares issued and outstanding respectively	19,116	19,016
Additional paid-in-capital	484,556	454,790
Accumulated deficit	(912,879)	(691,002)
Accumulated other comprehensive loss	(68,114)	(15,046)
Treasury stock, 100,000 shares at cost	(2,500)	(2,500)
	(479,821)	(234,742)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 19,313	$ 428,352

See Notes to Consolidated Financial Statements

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2003	2002	2003	2002

Revenue	$ 1,139	$ 64,969	$ 387,854	$ 71,044

Costs and Expenses:
Cost of sales	1,467	62,325	316,346	70,265
General and administrative expenses	24,746	163,275	285,217	282,549
	26,213	225,600	601,563	352,814

Loss from operations	(25,074)	(160,631)	(213,709)	(281,770)

Other income (expense):
Interest income	-	1,558	1,004	2,453
Interest expense	(1,574)	0	(9,172)	-

Loss before minority interest	(26,648)	(159,073)	(221,877)	(279,317)

Minority interest in loss of consolidated subsidiary	-	1,514	-	1,514

Net loss	$ (26,648)	$ (157,559)	$ (221,877)	$ (277,803)

Net loss per common share basic and diluted	$ -	$ (0.01)	$ (0.01)	$ (0.02)

Weighted average number of common shares outstanding basic and diluted	19,115,893	18,284,025	19,081,461	17,522,878

See Notes to Consolidated Financial Statements

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

	Compre-hensive Income (loss)	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-In Capital

Balance, September 1, 2001		17,115,893	$ 17,116	-	$ -	$ 431,190

Shares issued in exchange for shares of Platinium Technologies		1,800,000	1,800			16,200

Shares issued in exchange for services		100,000	100			2,400

Issuance of shares for services cancelled and shares reacquired by the Company and held as treasury stock				(100,000)	(2,500)

Options issued in exchange for services						5,000

Net loss	$ (299,247)

Foreign currency translation	(2,720)

Comprehensive loss	$ (301,967)

Balance, August 31, 2002		19,015,893	19,016	(100,000)	(2,500)	454,790

Shares issued for reduction in accounts payable		100,000	100			22,400

Reduction in shareholder loan as a contribution of capital						7,366

Net loss for the period	$ (221,877)

Foreign currency translation	$ (53,068)

Comprehensive loss	$ (274,945)

See Notes to Consolidated Financial Statements

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended May 31,
	2003	2002

Cash flows from operating activities:
Net (loss)	$ (221,877)	$ (277,803)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	19,815	2,636
Impairment of longterm assets	52,231	-
Loss on disposition of fixed assets	14,450	-
Bad debt reserves	-	-
Shares issued for services rendered	-	2,500
Changes in operating assets and liabilities:
Decrease in accounts receivable	61,865	3,395
Decrease in funds held in escrow	234,387	68,677
Increase in prepaid expenses and other assets	11,673	187
Increase (decrease) in accounts payable	(203,988)	17,995

Net Cash (Used in) Operating Activities	(31,444)	(182,413)

Cash flows from investing activities:
Proceeds on disposition of property, plant and equipment	40,134	-
Acquisition of property, plant and equipment	(59,349)	(12,964)

Net Cash (Used in) Provided by Investing Activities	(19,215)	(12,964)

Cash flows form financing activities:
Loan advances from stockholders	(3,526)	2,071
Repayment of loan payable	(6,124)	-

Net Cash (Used in) Provided by Financing Activities	(9,650)	2,071

Effect of change in foreign currency rate	5,408	(10,499)

Net (decrease in cash	(54,902)	(203,805)

Cash – beginning of year	59,065	256,370

Cash – end of year	4,163	52,565

Supplementary Information:
Cash paid during the year for:
Income taxes	Nil	Nil
Interest	$ 9,172	$ 286

Non-cash transactions
Accounts payable settled through common shares	22,500	-
Shareholder loan settled through capital contribution	7,776	-

Changes to capital stock and additional paid in capital	30,276	-

Shareholder loan settled through disposition of plant and equipment	(1,951)	-

Proceed on disposition of property, plant and equipment	1,951	-

	-	-

See Notes to Consolidated Financial Statements

BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2003 AND 2002

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Bankengine Technologies, Inc. (the "Company" or "BankEngine") is a long distance telecommunications service provider through its 70% owned subsidiary, Platinum Telecommunications, Inc. The Company also is in the business of software development for its new software product, Critical Commerce Suite, to provide video streaming analysis tools and computer consulting, through its wholly owned subsidiaries, Critical Commerce Inc., a Delaware corporation, and Cyberstation Computers and Support, Inc. ("Cyberstation"), a company operating in Canada.  The operations of the Company are predominately in Canada, however, the financial statements are expressed in U.S. dollars.

BASIS OF PRESENTATION

The consolidated balance sheet as of May 31, 2003, and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented herein have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' deficiency and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of August 31, 2002 was derived from audited financial statements.

On January 5, 2001, Callmate Telecom International, Inc. ("Callmate") acquired all of the issued and outstanding shares of common stock of WebEngine Technologies, Inc.(WebEngine) in exchange for 12,000,000 common shares of Callmate in a reverse acquisition. 9,200,000 common shares of Callmate held by previous shareholders of Callmate were cancelled in exchange for all of the shares of its subsidiaries which carry on the UK operations of Callmate. The acquisition by the shareholders of WebEngine of a majority of the shares of Callmate has been accounted for as a reverse acquisition. As Callmate became substantially a shell after the removal of the UK operations, no goodwill has been reflected on this acquisition. Although Callmate is the legal acquirer, WebEngine is treated as having acquired Callmate for accounting purposes. Callmate has been accounted for as the successor to WebEngine. Callmate changed its name to BankEngine Technologies Inc. on March 5, 2001.

WebEngine was incorporated in November 2000 in order to hold the shares of Cyberstation.  The shareholders of Cyberstation became the shareholders of WebEngine and therefore WebEngine has been considered to be a successor to Cyberstation. WebEngine has changed its name to Critical Commerce Inc.

The historical financial statements of BankEngine are those of Cyberstation as the company has been accounted for as the successor to Cyberstation.

The estimated income tax costs of the divestiture of the UK operations, in the amount of $50,000, has been treated as a reduction of the assets acquired on the acquisition of the shell company and has been included in income taxes payable.

The acquisition of Callmate, as a reverse acquisition, was reflected as follows;

Cash – escrow	$ 601,457
Accounts payable	(316,000)
Income taxes payable	(50,000)

Capital stock issued	$ 235,457

The accounts payable assumed on the acquisition of Callmate includes $146,000 for short falls which may arise on settlement with a credit card company.  Callmate operated a retail and wholesale telecommunications operations and permitted payment by its retail customers through credit card facility.  The credit card company is holding funds on deposit to be applied against refused credit card charges and has agreed that the limit of the Company's liability is the amount of the security held on hand.  As detailed in Note 11, final settlement of the liability for chargebacks and the receipt of the balance of the funds on deposit is expected during 2003.

As discussed in Note 2, on April 5, 2002, the Company through its wholly-owned subsidiary, Cyberstation, acquired 70% of the issued and outstanding common stock of Platinum Telecommunications Inc. for the issuance of 1,800,000 common shares of BankEngine Technologies, Inc.

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations.  The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and achieve a level of sales adequate to support its cost structure.  Management is actively seeking additional capital to ensure the continuation of its activities and is also actively pursuing other investment opportunities.  However, there is no assurance that additional capital will be obtained or that other investment opportunities will be achieved.  These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

 MANAGEMENT INTENTIONS

The Company has sustained recurring operating losses and negative cash flows from operations. The Company also has a working capital deficit of approximately $337,000 and a stockholders' deficiency of approximately $480,000 at May 31, 2003.  Management plans to mitigate these adverse conditions through the following activities:

The Company is actively pursuing the sale of the telecommunications subsidiary Platinum Telecommunications Ltd.  While the Company had earlier decided to re-enter the telecom arena with the acquisition of Platinum, the subsidiary has nonetheless continued to experience losses.

In addition, the Company is in negotiation with creditors in order to decrease the burden of its indebtedness.

Also, the Company is presently in discussion with its principle shareholder with regard to possibly turning the existing loan to equity – which would substantially impact the Company’s debt situation in a positive manner.

At present, the Company is involved in negotiations with several parties with regard to potential mergers which may bring an infusion of additional funding and a diversification in the Company’s business and its overall viability.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition for acquisitions accounted for using the purchase method. All intercompany balances and transactions have been eliminated.

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

REVENUE RECOGNITION

The Company’s revenues from its telecommunications business is recognized when the earnings process is complete. This occurs when the services have been utilized, collection is probable and pricing is fixed or determinable.

The Company provides computer consulting services in a number of areas including database management, on-line transaction processing and e-mail capabilities. Revenue is recognized as pre-determined milestones are accomplished and consulting services delivered.

FOREIGN CURRENCY

The Company's functional currency is primarily the Canadian dollar.  All assets and liabilities recorded in foreign currencies are translated at the current exchange rate. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in financial expenses.

COMPUTER SOFTWARE DEVELOPMENT

The Company accounts for the cost of developing computer software for sale as research and development expenses until the technological feasibility of the product has been established. To date all costs have been expensed. In the future,  after the technological feasibility of the product has been established at the end of each year the Company will compare any unamortized capital costs to the net realizable value of the product to determine if a reduction in carrying value will be warranted.

GOODWILL AND OTHER INTANGIBLES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets".  Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives and are no longer amortized, but are subject to, at a minimum, an annual impairment test.  If the carrying value of goodwill or intangible assets exceeds its fair market value, an impairment loss would be recorded.  The Company uses a discounted cash flow model to determine fair market value of the Company's reporting units.

Other intangibles primarily include customer lists in connection with the Company's telecommunications activity.  Amounts assigned to these intangibles are based on independent appraisals.  Other intangibles are being amortized over 24 months.  The intangible asset was written down to $-0- during the second quarter of fiscal 2003.

	Three months ended May 31,		Nine months ended May 31,
	2003	2002	2003	2002

Reported net (loss)	(26,648)	(157,559)	(221,877)	(277,803)
Addback: Goodwill amortization (net of income tax)	-	-	-	-
Adjusted net (loss)	(26,648)	(157,559)	(221,877)	(277,803)

Basic and diluted (loss) per share:
Reported net (loss)	$ -	$ (0.01)	$ (0.01)	$ (0.02)
Addback: Goodwill amortization	-	-	-	-
Adjsuted net (loss)	$ -	$ (0.01)	$ (0.01)	$ (0.02)

The components of other intangible assets are as follows:

	May 31, 2003		August 31, 2002
	Gross Carrying Amount	Accumulated Amotization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$ 25,262	$ 25,262	$ 25,262	$ 5,514

STOCK BASED COMPENSATION

The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board ("ABP") Opinion No. 25 "Accounting for Stock Issued to Employees".  ABP No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock.  The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123 "Accounting for Stock-Based Compensation-Transition and Disclosure" and SFAS 148  Accounting for Stock Based Compensation – Transition and disclosures. To date no options have been granted.

The Company accounts for equity-based compensation to non-employees based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

SEGMENT REPORTING

The Company applies Financial Accounting Standards Boards ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operates in two operating segments, software development and telecom, for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 15, 2001.  Under SFAS  No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.  The Company adopted SFAS No. 144  on September 1, 2002.  The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending August 31, 2003. Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (”Interpretation”). This Interpretation elaborates on the existing disclosure requirement for most guarantees including loan guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assume3s under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.

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

2.   INVESTMENT IN PLATINUM TELECOMMUNICATIONS INC.

On April 5, 2002, the Company through its subsidiary Cyberstation, acquired 70% of the issued and outstanding stock of Platinum Telecommunications Inc. ("Platinum") for the issuance of 1,800,000 common shares of BankEngine Technologies Inc. The Company acquired Platinum, a long distance telecommunications service provider, in order to reenter the telecommunications industry. The results of operations of Platinum are included in the operations of the Company from April 5, 2002.

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from this acquisition for the period ended November 30, 2001 as if the business combination had occurred at the beginning of each period presented are not material to the financial statements and, accordingly, are not presented herein.

The investment has been accounted for by the purchase method as follows;

Consideration	$ 18,000
Costs of acquisition	10,000

Total investment	28,000
Share of net assets acquired	2,738

Intangible asset acquired	$ 25,262

The intangible assets acquired representing contracts and client lists are being amortized over a 24 month period from the date of acquisition.  As the re-organization of the telecommunications activities has not been completed to date, the balance of the intangible asset has been written off during the three months ended May 31, 2003.  See Note 1 of Notes to Consolidated Financial Statements.

3.  ACCOUNTS RECEIVABLE

	May 31, 2003	August 31, 2002

Accounts receivable	$ 340	$ 55,031
Allowance for doubtful accounts	-	-

	$ 340	$ 55,031

4.  CAPITAL STOCK

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

As indicated in Note 2, the Company issued on April 5, 2002, 1,800,000 common stock for a 70% interest in Platinium Telecommunications Inc.

Shares outstanding prior to the reverse acquisition	14,315,893

Issued to shareholders of WebEngine	12,000,000

Cancelled for UK operations	(9,200,000)

Shares outstanding, August 31, 2001	17,115,893

Shares issued in consideration of services	100,000

Shares issued in settlement of accounts payable	100,000

Acquisition of 70% interest in Platinium Telecommunications Inc.	1,800,000

Shares outstanding, May 31, 2003	19,115,893

During the second quarter of 2003, the company issued 100,000 shares in settlement of an accounts payable.

During the second quarter of 2002, the Company agreed to issue 100,000 shares in consideration of services to be provided to the Company.  In the third quarter, the Company reacquired the shares as the services were not rendered and the shares are reflected as treasury stock.

5.  CONTINGENCIES AND COMMITMENTS

a)

The Company is liable for shortfalls which may arise upon the settlement with a credit card company. The credit card company has agreed that the limit of the Company’s liability is the amount of security held on hand. The settlement will be based on the transactions to December 31, 2001 and have been settled in the current quarter.

	Funds on deposit	Chargeback liability assumed	Included in statement of operations

January 5, 2001 – upon acquisition	$ 601,457.00	$ 146,000.00	$ -

Refunded during period	(306,006.00)	-	-
Foreign currency fluctuation	(6,544.00)	-	-

Balance August 31, 2001	291,907.00	146,000.00	-

Refunded during period	(67,841.00)	-	-
Foreign currency fluctuation	(5,040.00)	(2,575.00)	-
Estimate of liability adjusted	-	47,718.00	47,718.00

Balance August 31, 2002	$ 219,026.00	$ 191,143.00	$ 47,718.00

Refunded during period	(28,765.00)	-	-
Foreign currency fluctuation	5,471.00	4,589.00	-
Settled	(193,444.00)	(193,444.00)	-

Balance May 31, 2003	$ -	$ -	$ -

b)

The Company has signed a lease commitment for office space in Toronto, Canada which expires on April 30, 2004 for its corporate head office.  The Company is responsible for monthly rent of approximately $1,100.

Future minimum lease commitments for operating leases are approximately as follows:

Years Ending August 31,

2003	$ 20,300
2004	8,800
$ 29,100

6.  SEGMENT INFORMATION

Information about operating segments is as follows:

	Nine months ended May 31,
	2003	2002

Revenues:
Software development	$ -	$ 71,044
Telecom	387,854	-
	$ 387,854	$ 71,044

Loss from Operations:
Software development	$ -	$ (281,770)
Telecom	(213,709)	-
	$ (213,709)	$ (281,770)

Identifiable Assets:
Software development	$ -	$ 452,591
Telecom	19,313	-
	$ 19,313	$ 452,591

7.  MINORITY INTERESTS

On April 5, 2002, the Company through its wholly-owned subsidiary, Cyberstation, acquired 70% of the issued and outstanding common stock of Platinum.  At the time of acquisition, the Company recorded the 30% minority interest of $1,514, which existed as of that date.  From the date of acquisition through August 31, 2002 Platinum sustained losses. Minority interests are limited to the extent of their equity capital and losses in excess of minority interest are charged against the majority interests.  Subsequently, when the losses reverse, the majority interests should be credited with the amount of minority losses previously absorbed before credit is made to the majority interests.  The Company recorded losses of $1,514 to the minority in the year ended August 31, 2002 and the balance of minority interest at May 31, 2003 was $-0-.

8.  TRANSACTIONS WITH MAJOR CUSTOMERS AND SUPPLIERS

The Company had sales to four individual customers in excess of 10% of consolidated net sales for the nine months ended May 31, 2003 as follows:  The amount and percentages of the Company's consolidated sales were $105,800 (27%), $81,900 (21%), $75,000 (19%), and $ 38,800 (10%).

Cost of sales includes purchases from four suppliers in excess of 10% of consolidated cost of sales for the nine months ended May 31, 2003 as follows:  The amounts and percentages of the Company's consolidated cost of sales were $131,800 (42%), $52,000  (17%), $35,300 (11%), and $31,400 (10%).

The loss of any of these customers or suppliers could have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

The Company is currently in discussions with several different parties with regard to possible mergers and/or synergistic relations.  Presently, the Company is contemplating the sale of Platinum Telecommunications which was previously the only source of revenue for the Company.   The prospective sale of Platinum appears likely and terms are currently being discussed.

After discussions with the Company’s principal shareholder, management anticipates that it will be able to convert the outstanding shareholder’s debt into equity and that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

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

Allowance for doubtful accounts:  The Company  continuously monitors payments from its customers and maintains allowances for doubtful accounts, if required,  for estimated losses resulting from the inability of its customers to make required payments. When the Company evaluates the adequacy of its allowances for doubtful accounts, it takes into account various factors including its accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of May 31, 2003, the Company’s net accounts receivable balance was $340.

Results of Operations

THREE MONTHS ENDED MAY 31, 2003 COMPARED TO THREE MONTHS ENDED MAY 31, 2002

Revenues

Revenue for the three-month period ended May 31, 2003  was insignificant as the company is re-organizing its telecommunications operations. This is a reduction of approximately $64,000 from May 31, 2002.

Cost of Sales

The cost of sales for the three-month period ended May 31, 2003 was negligible. This is a reduction of approximately $61,000 from May 31, 2002. The decrease is due to the reduction in telecommunication services revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended May 31, 2003 were $24,746 as compared to $163,275 for the similar period in 2002. The decrease of $138,529 in selling, general and administrative expenses is principally attributable to the reduction in provisions for chargebacks, professional fees, and wages.

Net Loss

Net loss from operations for the three months ended May 31, 2003 amounted to $25,074 as compared to a net loss of $160,631 for the three months ended May 31, 2002. This decrease in the net loss is principally attributable to the reduction of selling general and administrative expenses from 2002 to 2003.

NINE MONTHS ENDED MAY 31, 2003 COMPARED TO NINE MONTHS ENDED MAY 31, 2002

Revenues

Revenue for the nine-month period ended May 31, 2003 totaled $387,854 an increase of $316,810 over the comparable period in 2002. This increase is attributable to the acquisition of Platinum as all of the revenue is currently from telecommunication services.

Cost of Sales

The cost of sales for the nine-month period ended May 31, 2003 totaled $316,346, an increase of $246,081 from the comparable period in 2002. The increase is due to the change in the Company's revenue model and consists of long distance and related telecommunication services costs incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended May 31, 2003 were $285,217 as compared to $282,549 for the similar period in 2002. The increase in selling, general and administrative expenses is principally attributable to the impairment and loss on disposition of fixed assets, impairment of intangibles,  and bad debts in connection with the Company's telecommunications services. Cost savings were realized through the reduction of professional fees, travel expenses and adjustment of provision for chargebacks.

Net Loss

Net loss for the nine months ended May 31, 2003 amounted to $221,877 as compared to a net loss of $277,803 for the nine months ended May 31, 2002. This decrease in the net loss is principally attributable to the reductions in professional fees, travel costs and adjustment of provision for chargebacks offset by the current period impairment and loss on disposition of fixed assets, impairment of intangibles, and bad debts in connection with the Company's telecommunications services.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the nine-months ended May 31, 2003, net cash used in operating activities amounted to $31,444 as compared to net cash used in operating activities of $182,413 for the comparable period in 2002. The decrease in the net loss sustained in the nine months ended May 31, 2003 from the comparable period in the prior year, and the non-cash expenses of amortization and fixed asset impairment included in the loss for 2003 resulted in a reduction of approximately $140,000 in cash required for operations. The balance of the improvement was the realization of accounts receivable in the current year.

Financing Activities

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations.  The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and achieve a level of sales adequate to support its cost structure.  Management is actively seeking additional capital to ensure the continuation of its activities and is also actively pursuing other investment opportunities.  However, there is no assurance that additional capital will be obtained or that other investment opportunities will be achieved.  These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

At May 31, 2003, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN 2003

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

In January 2003, the FASB issued SFAS No. 148, Accounting for Stock –Based Compensation  - Transition and Disclosures. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective  for the August 31, 2003 financial statements. The interim reporting disclosure requirements will be effective for the company’s May 31, 2003 10-QSB.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34.  FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company will adopt FIN 45 on September 1, 2003.  The adoption of FIN 45 is not expected to have a material impact on the Company's disclosure requirements.

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

The Company's principal executive officer and principal financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures as of May 31, 2003 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

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

BankEngine Technologies, Inc.

Dated: July 15, 2003

By: /s/ Joseph J. Alves___________________________

Chairman and Chief Executive Officer

Dated: July 15, 2003

By: /s/ Mahmoud Hashmi________________________

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

Date: July 15, 2003

/s/ Joseph J. Alves__________________

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

Date: July 15, 2003

/s/ Mahmoud Hashmi________________

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