Form 10KSB
period 2003-08-31
BANKENGINE TECHNOLOGIES INC
filed 2003-12-17
CIK 1096857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended August 31, 2003

[    ]

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ________________

Commission File No.  000-27773

BANKENGINE TECHNOLOGIES, INC.

____________________________________________________________________

(Exact name of registrant as specified in its charter)

Delaware	59-313-4518
(State or other jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

157 Adelaide Street, Suite 426

Toronto, ON Canada M5H 4E7

______________________________________________________________________

(Address of principal executive offices)

Registrant’s telephone number, including area code: (416) 860-9378

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

[ X ]

No

[    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes

[    ]

No

[ X ]

The issuer's net sales for the most recent fiscal year were $-0-.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on December 12, 2003 was approximately $235,522.32.

As of December 12, 2003 there were 19,535,893 shares of Common Stock, par value $0.001 per share, outstanding.

PART I

Item 1.  Business

BankEngine Technologies, Inc. (“BankEngine,” or the “Company”) was previously an international solutions provider and developer of Internet-based software and various electronic commerce solutions, as well as telephony solutions.

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

The Company has been considering whether, and if so how, to reorganize its telecommunications and software development  businesses, while remaining open to entering into a business combination.  In December 2003, the Company sold all of its interest in Platinum Telecommunications, which was its only source of revenue, as well as all of its shares of CyberStation.  In connection with the sale of such shares, the purchaser assumed approximately $384,000 in liabilities and received a minimal amount of assets from the Company.  Included in the liabilities assumed by the purchaser was a loan of $120,000 made by such purchaser to the Company.  This will result in a gain on the divestitures. The impact of the divestiture has been reflected in the financial statements for the year ending August 31, 2003.  The sale of the Platinum shares and the Cyberstation shares was made to Joseph J. Alves, our Chief Executive Officer.   Mr. Alves agreed to sell all of his shares of common stock of the Company on December 9, 2003 to an unaffiliated third party, Michael J. Xirinachs.

Effective December 9, 2003, Michael J. Xirinachs acquired an aggregate of 10,115,000 shares of the Company’s common stock, representing approximately 51.8% of the Company’s issued and outstanding common stock, from Joseph J. Alves (9,615,000 shares), the Company’s Chief Executive Officer and from Atlantica Marine (500,000 shares).  Mr. Xirinachs paid an aggregate of $100,000 from his personal funds to acquire such shares.

Mr. Alves has agreed to remain as the Company’s Chief Executive Officer and acting Chief Financial Officer.  As a result of the sale of Platinum and CyberStation, we have no revenue and intend to aggressively seek a prospective business acquisition.

Item 2.   Properties

The Company currently occupies approximately 100 square feet of office space within the personal offices of Joseph J. Alves located at 157 Adelaide Street, Suite 426, Toronto, ON M5H 4E7.  The Company does not have a lease for this space and is not required to pay any rent for occupying such space.

The Company believes that its facilities are adequate for its current operations.

Item 3.   Legal Proceedings

The Company is not subject to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of its security-holders during the fourth quarter of fiscal year 2003.

PART II

Item 5.  Market for BankEngine's Common Stock

The Company’s Common Stock is quoted on the NASD’s OTC Bulletin Board under the symbol “BKET”, which began trading on the OTC Bulleting Board on December 24, 1998.  Listed below are the high and low sale prices for the Company’s Common Stock during the fiscal years ended August 31, 2003 and 2002, and through December 13, 2003.

	Common Stock
Fiscal 2002
First Quarter	$ 0.07	$ 0.02
Second Quarter	0.05	0.01
Third Quarter	0.17	0.01
Fourth Quarter	0.41	0.03

Fiscal 2003
First Quarter	$ 0.39	$ 0.05
Second Quarter	0.19	0.025
Third Quarter	0.075	0.02
Fourth Quarter	0.04	0.015

On December 12, 2003, there were approximately 333 holders of record of the Company’s 19,535,893 outstanding shares of Common Stock.

On December 12, 2003, the last sale price of the Common Stock as reported on the OTC Bulletin Board was $0.025.

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

Securities authorized for Issuance Under Equity Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	None	---	2,000,000

Equity compensation plans not approved by security holders	None	---	None

Total	None	---	None

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

The Company has been considering whether, and if so how, to reorganize its telecommunications and software development  businesses, while remaining open to entering into a business combination.  In December 2003, the Company sold all of its interest in Platinum Telecommunications, which was its only source of revenue, as well as all of its shares of CyberStation.  In connection with the sale of such shares, the purchaser assumed approximately $384,000 in liabilities and received a minimal amount of assets from the Company.  Included in the liabilities assumed by the purchaser was a loan of $120,000 made by such purchaser to the Company.  This will result in a gain on the divestitures. The impact of the divestiture has been reflected in the financial statements for the year ending August 31, 2003.  The sale of the Platinum shares and the Cyberstation shares was made to Joseph J. Alves, our Chief Executive Officer.   Mr. Alves agreed to sell all of his shares of common stock of the Company on December 9, 2003 to an unaffiliated third party.

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

Allowance for doubtful accounts:  The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts, if required,  for estimated losses resulting from the inability of its customers to make required payments. When the Company evaluates the adequacy of its allowances for doubtful accounts, it takes into account various factors including its accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of August 31, 2003, the Company’s net accounts receivable balance was nil.

Results of Operations

Year ended August 31, 2003 compared to August 31, 2002

Continuing Operations

As a result of the Company’s divestiture of Platinum and CyberStation, the Company did not report any revenues from continued operations for the year ended August 31, 2003.

Discontinued Operations

As a result of the Company’s divestiture of Platinum and CyberStation, the Company reported a net income of $201,458 for the year ended August 31, 2003, which consists of an operating loss of $237,447, an income tax benefit of $54,122 and a gain on the settlement of debt in the amount of $384,783, as compared to a net loss of $299,247 for the year ended August 31, 2002.

Liquidity and Capital Resources

Operating Activities

At August 31, 2003, the Company had a working capital deficit of $54,150 and an accumulated deficit of $489,544.  For the year ended August 31, 2003, net cash used in operating activities amounted to $38,402, a decrease from the net cash used in operating activities for the comparable period in 2002.  The decrease in cash requirements for operating activities is primarily the result of the reduction in funds held in escrow.

Financing Activities

At August 31, 2003, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.  In December 2003, the Company’s principal shareholder sold his entire stake in the Company consisting of 9,615,000 shares of common stock to an unaffiliated third-party.  Additional capital could be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.

Item 7.  Financial Statements

See pages F-1 to F-19.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Office/Acting Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, our Chief Executive Officer/Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended August 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART III

Item 9.

Directors and Executive Officers, Promoters and Control Person Compliance with Section 16(a) of the Exchange Act

The officers and directors of the Company, and further information concerning them, are as follows:

Name	Elected	Age	Position

Joseph J. Alves	2001	37	Chairman, Chief Executive Officer, Acting Chief Financial Officer and President

Sandra Hrab	2002	26	Director and Secretary

Paul R. Ankcorn	2002	48	Director

Wm. Andrew Campbell	2002	50	Director

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

Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common Stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended August 31, 2003, the Company does not believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

The Company does not have separate audit or compensation committees, as a result thereof the Company’s entire board of directors acts as the compensation and audit committee.

Item 10.  Executive Compensation

The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the fiscal years ended August 31, 2003, 2002 and 2001 paid to the Company's Chief Executive Officer.

Summary Compensation Table

	Annual Compensation ($)				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Awards Securities Underlying Options/ SARs (#)	Payouts LTIP Payouts	All Other Compensation

Joseph J. Alves
Chairman, CEO and President	2003 2002	--- ---	--- ---	--- ---	--- ---	--- ---	--- ---
	2001	---	---	---	---	---	---

Employment Agreements

No employment agreements currently exist between BankEngine and any of its executive officers.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

As of December 12, 2003, the Company's authorized capitalization consisted of 50,000,000 shares of Common Stock, par value $.001 per share.  As of December 12, 2003, there were 19,535,893 shares of Common Stock outstanding, all of which were fully paid, non-assessable and entitled to vote.  Each share of Common Stock entitles its holder to one vote on each matter submitted to the shareholder.

The following table sets forth, as of December 12, 2003, the number of shares of Common Stock of the Company owned by (i) each person who is known by the Company to own of record or beneficially five percent (5%) or more of the Company’s outstanding shares, (ii) each director of the Company, (iii) each of the executive officers, and (iv) all directors and executive officers of the Company as a group.  Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner (1)	Number of Common Shares Beneficially Owned (2)	Percentage of Common Shares Beneficially Owned

Michael J. Xirinachs(3)	10,115,000	51.8%
Joseph Alves	-0-	-0-
Mahmoud Hashmi(4)	1,900,000	9.7%
Zeeshan Saeed	1,800,000	9.2%
Sandra Hrab	-0-	-0-
Paul R. Ankcorn	-0-	-0-
Wm. Andrew Campbell	-0-	-0-
All Directors and Officers as a group
(2 persons)	-0-	-0-

(1)Unless otherwise indicated, the address of each person listed below is c/o BankEngine Technologies, Inc., at 157 Adelaide Street, Suite 426, Toronto, Ontario, M5H 4E7.

(2)Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(3) The address for Michael Xirinachs is 425 Broad Hollow Road, Melville, New York 11747.

(4)  Mr. Mahmoud Hashmi controls the following two entities that each own 950,000 shares of the Company’s common stock, Conrati Resources Ltd. and Cablerise Limited.

Item 12.   Certain Relationships and Related Transactions

In December 2003, in connection with the divestiture of the Company’s subsidiaries Platinum and CyberStation, the Company sold all of its interests in each company to its Chief Executive Officer and Acting Chief Financial Officer, Mr. Joseph Alves, in exchange for nominal consideration and the assumption of all of the outstanding liabilities of each of Platinum and CyberStation.

Other than the above there have been no transactions between the Company and any of its officers, directors, 10% shareholders or any other affiliates required to be reported hereunder.

Item 13.         Exhibits, Lists and Reports on Form 8- K

(a)  Exhibits

Exhibit 31. Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 32.1 Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

(b)  Reports on Form 8-K.

There were no reports filed on Form 8-K during the period covered by this report.

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKENGINE TECHNOLOGIES, INC.

By:

/s/ Joseph J. Alves

President, CEO, Acting Chief Financial Officer

and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Joseph J. Alves

President, CEO, Acting CFO

December 16, 2003

Joseph J. Alves

 and Chairman of the Board

 /s/ Sandra Hrab

Director

December 16, 2003

Sandra Hrab

 /s/ Paul R. Ankcorn

Director

December 16, 2003

Paul R. Ankcorn

INDEX TO EXHIBITS

Exhibit No.

Description of Exhibits

21.1

Subsidiaries of Registrant. (1)

31

Rule 13a-14(a)/15d-14(a) Certifications

32

Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

(1)

Filed herewith.

Exhibit 21.1

Subsidiaries of the Registrant

1.

Critical Commerce Inc., incorporated under the laws of the State of Delaware, formerly known as WebEngine Technologies International, Inc.