Form 10QSB
period 2003-11-30
BANKENGINE TECHNOLOGIES INC
filed 2004-01-20
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 2003

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



                              425 BROADHOLLOW ROAD
                            MELVILLE, NEW YORK 11747
          (Address of principal executive offices, including zip code)

                                 (631) 396-3950
              (Registrant's telephone number, including area code)

                         157 ADELAIDE STREET, SUITE 426
                          TORONTO, ONTARIO, ON M5H 4E7
                                (Former address)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The number of shares outstanding of the registrant's Common Stock, $.001 Par Value, on January 20, 2004, was 19,775,753 shares.

                          BANKENGINE TECHNOLOGIES, INC.




                                TABLE OF CONTENTS


PART I                        FINANCIAL INFORMATION
                                                                     Page Number

Item 1. Financial Statements...............................................4
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Plan of Operation........................19
Item 3. Controls and Procedures...........................................25


PART II           OTHER INFORMATION

Item 1. Legal Proceedings.................................................26
Item 2. Changes in Securities and Use of Proceeds.........................26
Item 3. Defaults Upon Senior Securities...................................26
Item 4. Submission of Matters to a Vote of Security Holders...............26
Item 5. Other Information.................................................26
Item 6. Exhibits and Reports on Form 8-K..................................26

Signatures..................................................................

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS


                       BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS




                                           ASSETS

                                                                     November 30,  August 31,
                                                                     ------------------------
                                                                         2003         2003
                                                                         ----         ----
                                                                     (Unaudited)

Current Assets:

    Cash and cash equivalents                                         $     763    $     850
                                                                      =========    =========



                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

    Accounts payable and accrued expenses                             $  55,000    $  55,000
                                                                      =========    =========

Commitments and Contingencies

Stockholders' Deficiency

    Common stock $0.001 par value - authorized
      50,000,000 shares; 19,275,753
      shares issued and outstanding                                      19,276       19,116
    Additional paid-in-capital                                          489,156      484,556
    Accumulated deficit                                                (496,892)    (489,544)
    Accumulated other comprehensive loss                                (65,777)     (65,778)
    Treasury stock, 100,000 shares at cost                                 --         (2,500)
                                                                      ---------    ---------
         Total Stockholders' Deficiency                                 (54,237)     (54,150)
                                                                      ---------    ---------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY                                   $     763    $     850
                                                                      =========    =========



                 See Notes to Consolidated Financial Statements




                    BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                                                 Three months ended November 30,
                                                                 -------------------------------
                                                                         2003        2002
                                                                         ----        ----

Income from continuing operations                                    $      --     $      --
                                                                     -----------   -----------

Discontinued operations

    Loss from telecommunications and software development segments         7,348         8,121
                                                                     -----------   -----------

Loss from discontinued operations                                          7,348         8,121
                                                                     -----------   -----------

Net loss                                                             $     7,348   $     8,121
                                                                     ===========   ===========

    Net loss per common share-
      basic and diluted                                              $      0.00   $      0.00
                                                                     ===========   ===========

Weighted average number of
      common shares outstanding-
      basic and diluted                                               19,075,753    18,915,753
                                                                     ===========   ===========













                 See Notes to Consolidated Financial Statements



                 BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Unaudited)

                                                                                                               Cumulative
                                Compre-                                                                          Other
                                hensive                                                 Additional              Compre-
                                Income          Common Stock      Treasury               Paid-In    Retained    hensive
                                (loss)       Shares     Amount     Stock                 Capital    Earnings   Income (loss)  Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, September 1, 2002                19,015,753  $19,016   (100,000)  $ (2,500)  $ 454,790  $ (691,002)  $ (15,046)  $(234,742)

    Shares issued for
      reduction in
      accounts payable                       100,000      100                            22,400                              22,500

    Reduction in shareholder
      loan as a contribution
      of capital                                                                          7,366                               7,366

    Net income                 $201,458                                                             201,458                 201,458

    Foreign currency
      translation               (50,732)                                                            (50,732)                (50,732)
                               --------

    Comprehensive income       $150,726
                               ========
                                          ----------  -------   --------   --------   ---------  ----------   ---------   ---------
Balance, August 31, 2003                  19,115,753   19,116   (100,000)    (2,500)    484,556    (489,544)    (65,778)    (54,150)

    Treasury stock cancelled                (100,000)    (100)   100,000      2,500      (2,400)                               --

    Shares issued for
      reduction in
      accounts payable                        60,000       60                             1,200                               1,260

    Shares issued as
      consideration
      to directors for
      services                               200,000      200                             5,800                               6,000

    Net loss for the period    $ (7,348)                                                             (7,348)                 (7,348)

    Foreign currency
      translation                     1                                                                                1          1
                               --------
    Comprehensive loss         $ (7,347)
                               ========
                                          ----------  -------   --------   --------   ---------  ----------   ---------   ---------
Balance, November  30, 2003               19,275,753  $19,276       --     $   --      $489,156  $ (496,892)  $ (65,777)  $ (54,237)
                                          ==========  =======   ========   ========   =========  ==========   ==========  =========


                 See Notes to Consolidated Financial Statements



              BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                       Three months ended November 30,
                                                                       -------------------------------
                                                                             2003          2002
                                                                             ----          ----

Cash flows from operating activities:
     Net cash provided by operating activities of continuing operations    $    --      $    --

     Net loss                                                                 (7,348)      (8,121)

        Adjustments to reconcile net loss to
         cash provided by operating activities:
           Depreciation and amortization                                        --          7,388
           Reserve for bad debts                                                --         41,563
           Shares issued to directors as compensation                          6,000
           Loss on divestiture                                                 1,260
        Changes in operating assets and liabilities
           (Increase) decrease in accounts receivable                           --       (137,662)
           Decrease in funds held in escrow                                     --         24,418
           (Increase) decrease in prepaid expenses
            and other assets                                                    --          1,564
           Decrease in accounts payable                                         --         95,621
                                                                           ---------    ---------
        Net cash used in operating activities of discontinued operations         (88)      24,771
                                                                           ---------    ---------
           Net Cash Used in Operating Activities                                 (88)      24,771
                                                                           ---------    ---------

Cash flows from investing activities:
     Proceeds on disposition of property, plant and equipment                   --         40,000
     Acquisition of property, plant and equipment                               --        (59,349)
                                                                           ---------    ---------
           Net Cash Used in Investing Activities                                --        (19,349)
                                                                           ---------    ---------

Cash flows from financing activities:
     Loan advances from stockholders                                            --         (1,339)
     Repayment of loan payable                                                  --         (4,876)
                                                                           ---------    ---------
           Net Cash Used in Provided by Financing Activities                    --         (6,215)
                                                                           ---------    ---------

Effect of change in foreign currency rate                                          1         (252)
                                                                           ---------    ---------

Net decrease in cash                                                             (87)      (1,045)

Cash - beginning of year                                                         850       59,065
                                                                           ---------    ---------

Cash - end of year                                                         $     763    $  58,020
                                                                           =========    =========

Supplementary Information:
     Cash paid during the year for:
              Income taxes                                                 $    --      $    --
              Interest                                                     $    --      $3,659.00



                  See Note to Consolidated Financial Statements

                 BANKENGINE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2002 and 2001

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Bankengine Technologies, Inc. (the "Company" or "BankEngine") was a long distance telecommunications service provider through its 70% owned subsidiary, Platinum Telecommunications, Inc. The Company also was in the business of software development for its new software product, Critical Commerce Suite, to provide video streaming analysis tools and computer consulting, through its wholly owned subsidiaries, Critical Commerce Inc., a Delaware corporation, and Cyberstation Computers and Support, Inc. ("Cyberstation"), a company operating in Canada. The operations of the Company were predominately in Canada, however, the financial statements are expressed in U.S. dollars.

The former principal shareholder has sold his common shares to an arms' length third party and has agreed to acquire the shares of the telecommunication and software development subsidiaries

         BASIS OF PRESENTATION

         The consolidated balance sheet as of November 30, 2003, and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of August 31, 2003 was derived from audited financial statements.

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

         The estimated income tax costs of the divestiture of the UK operations, in the amount of $50,000, has been treated as a reduction of the assets acquired on the acquisition of the shell company;

         The acquisition of Callmate, as a reverse acquisition, was reflected as follows;

         Cash - escrow                                        $601,457
         Accounts payable                                     (316,000)
         Income taxes payable                                  (50,000)
                                                               -------

         Capital stock issued                                 $235,457
                                                              ========


         The accounts payable assumed on the acquisition of Callmate included $146,000 for short falls which could have arisen on settlement with a credit card company. Callmate operated a retail and wholesale telecommunications operations and permitted payment by its retail customers through credit card facility. The credit card company held funds on deposit to be applied against refused credit card charges and agreed that the limit of the Company's liability is the amount of the security held on hand. The final settlement of the liability for chargebacks and the receipt of the balance of the funds on deposit occurred during 2003.

         As discussed in Note 2, on April 5, 2002, the Company through its wholly-owned subsidiary, Cyberstation, acquired 70% of the issued and outstanding common stock of Platinum Telecommunications Inc. for the issuance of 1,800,000 common shares of BankEngine Technologies, Inc.


          MANAGEMENT INTENTIONS

         The Company also has a working capital deficit of approximately $55,000 and a stockholders' deficiency of approximately $54,000 at November 30, 2003. The former principal shareholder has sold his common shares to an arms' length third party and has agreed to acquire the shares of the telecommunication and software development subsidiaries for $2. In addition, the former principal shareholder has agreed to fund any liability balances in excess of $55,000.

         As part of the agreement to fund $55,000 of liabilities, subsequent to November 30, 2003, the new principle shareholder has advanced funds to pay liabilities totaling $11,500 and has agreed to settle the balance of the legal fees through the issuance of 500,000 shares and 100,000 options to acquire shares of the company at $0.25 per share for a term of 3 years.

         The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Management does not believe that the Company has sufficient resources to sustain itself for the fiscal year ending August 31, 2004 and may have to raise additional funds through the sale of equity or the issuance of debt, as the Company has no revenues. The Company currently has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified though it may rely on loans from shareholders for capital, as required, to maintain its continuous disclosure requirements.

         On December 18, 2003, the Company entered into a non-binding letter of intent to acquire all of the issued and outstanding capital stock of Syscan, Inc., a California corporation, engaged in the design, marketing, and selling of optical imaging technology products that embody innovative technologies and maintain a strict adherence to the accepted industry standards. In connection with the acquisition of the capital stock of Syscan, Inc. the Company has agreed to issue that number of shares of its common stock to the shareholders of Syscan, Inc. that represents ninety percent (90%) of the Company's outstanding shares of common stock on a post-transaction basis. The Company currently has 19,775,753 shares of its common stock outstanding.

         The acquisition of Syscan, Inc. is subject to approval of the Company's board of directors and continued due diligence and there can be no assurance that the Company's acquisition of Syscan, Inc. will be consummated in the near future, if at all.


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

         REVENUE RECOGNITION

         The Company's revenues from its telecommunications business is recognized when the earnings process is complete. This occurs when the services have been utilized, collection is probable and pricing is fixed or determinable.

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


         DEPRECIATION

       Property, plant and equipment are recorded at historical cost less accumulated depreciation. Depreciation is provided using the following annual rates:

            Telecommunication switch  - 25% per year on a straight line basis
            Furniture and Fixture     - 20%  declining balance method
            Computer Equipment        - 30% - declining balance method


         INCOME TAXES

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.


         SEGMENT REPORTING

           The Company applies Financial Accounting Standards Boards ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operates in two operating segments, software development and telecom, for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.
                                       F-8

         INCOME (LOSS) PER COMMON SHARE

           Basic income (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings per share. Options previously outstanding have been cancelled and therefore the possible shares to be issued are -0- and 600,000 for the quarters ended November 30, 2003 and 2002, respectively. During the quarter ended November 30, 2002 potential common shares outstanding were omitted from the calculation of loss per share as the effect would be antidilutive.


         GOODWILL AND OTHER INTANGIBLES

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separate or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS 141 was effective for all business combinations initiated after June 30, 2001. SFAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but rather they are tested at least annually for impairment unless certain impairment indicators are identified. This standard was effective for fiscal years beginning after December 15, 2001.

         SFAS 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives are tested for impairment. Goodwill recognized on or before June 30, 2001, has been tested for impairment as of the beginning of the fiscal year in which SFAS 142 was initially applied and, after considering the results of an independent valuation and appraisal, management concluded that no impairment was indicated.

         Upon adoption of this standard, the Company allocated its goodwill and other intangibles to its telecommunications unit.

         Other intangibles primarily include customer lists in connection with the Company's telecommunications activity. Amounts assigned to these intangibles are based on independent appraisals. Other intangibles are being amortized over 24 months. The intangible asset was written down to $-0- during the second quarter of fiscal 2003.

                                                            For the Three Months
                                                              Ended November 30,
                                                           ---------------------
                                                            2003           2002
                                                           ---------      ------

Reported net loss                                          $7,348         $8,121
    Addback:  Goodwill amortization
      (net of income tax)                                    --             --
                                                           ------         ------
Adjusted net loss                                           7,348          8,121
                                                           ======         ======

Basic and diluted loss per share:
Reported net loss                                          $ --           $ --
    Addback: Goodwill amortization                           --             --
                                                           ------         ------
Adjusted net loss                                          $ --           $ --
                                                           ======         ======


         STOCK BASED COMPENSATION

           The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board ("ABP") Opinion No. 25 "Accounting for Stock Issued to Employees". ABP No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123 "Accounting for Stock-Based Compensation-Transition and Disclosure" and SFAS 148 Accounting for Stock Based Compensation - Transition and disclosures. To date no options have been granted.
           The Company accounts for equity-based compensation to non-employees based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.


         RECENT ACCOUNTING PRONOUNCEMENTS

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

                  In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on November 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

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

           In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning the Company's interim period commencing July 1, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFA 150 and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a significant effect on the company's financial statement presentation or disclosures.

  2. INVESTMENT IN PLATINUM TELECOMMUNICATIONS INC.

           On April 5, 2002, the Company through its subsidiary Cyberstation, acquired 70% of the issued and outstanding stock of Platinum Telecommunications Inc. ("Platinum") for the issuance of 1,800,000 common shares of BankEngine Technologies Inc. The Company acquired Platinum, a long distance telecommunications service provider, in order to reenter the telecommunications industry. The accordingly, are not presented herein.

           The investment has been accounted for by the purchase method as follows;

                                       Consideration           $18,000
                                 Costs of acquisition           10,000
                                                                ------

                                    Total investment            28,000
                        Share of net assets acquired             2,738
                                                              ---------

                           Intangible asset acquired           $25,262
                                                              =========

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

         As indicated in Note 2, the Company issued on April 5, 2002, 1,800,000 common stock for a 70% interest in Platinium Telecommunications Inc.

        Shares outstanding prior to the
        reverse acquisition                                    14,315,753

        Issued to shareholders of WebEngine                    12,000,000

        Cancelled for UK operations                            (9,200,000)
                                                               ----------

        Shares outstanding, August 31, 2001                    17,115,753

        Shares issued in consideration of services                200,000

        Shares issued in consideration for accounts payable       160,000

        Acquisition of 70% interest in Platinium
           Telecommunications Inc.                              1,800,000
                                                               ----------

        Shares outstanding, November 30,, 2003                 19,275,753
                                                               ==========

         During the second quarter of 2002, the Company agreed to issue 100,000 shares in consideration of services to be provided to the Company. In the third quarter, the Company reacquired the shares as the services were not rendered and the shares are reflected as treasury stock. These shares were cancelled in this quarter.

         The company issued 200,000 shares at the end of November 2003 as consideration for services rendered by directors of the company. The amount of $6,000 has been reflected as the fair value of the shares issued. The company issued 60,000 shares as consideration for accounts payable in the current quarter. The amount of $1,260 has been reflected as the fair value of the shares upon issuance.

         Subsequent to November 30, 2003, the company issued 500,000 shares to its legal counsel as indicated in note 1 under Management Intentions.


4. STOCK OPTIONS

(a) On April 5, 2002, the Company issued 600,000 options exercisable at $0.10 per share, the fair market value at the date of grant. The options have a 5 year term and were issued in consideration of consulting services to be rendered by the principal of Platinum Telecommunications Inc. and are exercisable immediately. The estimated fair value of the options on the date of grant using the Black-Scholes option pricing model is $5,000, based on a risk free interest rate of 4.65%, an expected volatility of 200%, an expected life of 5 years and no dividend yield and has been expensed in the quarter ended May 31, 2002. The weighted - average fair value of the options issued during the year was $.008. As of August 31, 2003, these options have been cancelled.

(b) In May 17, 2002, the shareholders of the Company approved the adoption of the Company's 2002 Stock Option Plan. The plan provides for the issuance of 2,000,000 options with the following terms and conditions.

           The plans are administrated by the Board of Directors, which determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of common stock to be issued upon the exercise of the options and the option exercise price.

           The maximum term of the plan is ten years and options may be granted to officers, directors, consultants, employees, and similar parties who provide their skills and expertise to the Company.

           Options granted under the plans have a maximum term of ten years and shall be at an exercise price that may not be less than 85% of the fair market value of the common stock on the date of the grant. Options are non-transferable and if a participant ceases affiliation with the company for a reason other than death or permanent and total disability, the participant will have 90 days to exercise the option subject to certain extensions. In the event of death or permanent and total disability, the option holder or their representative may exercise the option within 1 year.

           Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the company become available again for issuance under the plans, subject to applicable securities regulation. The plans may be terminated or amended at any time by the Board of Directors.

5. CONTINGENCIES AND COMMITMENTS

         The Company has signed a lease commitment for office space in Toronto, Canada which expires on April 30, 2004 for its corporate head office. The Company is responsible for monthly rent of approximately $1,100. The company vacated the premises during 2003 and the landlord has agreed that no rent is payable.

6. DISCONTINUED OPERATIONS

         The Company has been attempting to restructure its telecommunication and software development activities. The Company has decided that the best course of action is to cease its telecommunications and software development operations and has been actively seeking a merger to diversify its operations. In a contract signed December 9, 2003, the former principal shareholder of the Company agreed to sell 9,615,000 common shares to an arms' length party and also agreed to acquire the shares of Platinium Telecommunications and Cyberstation, subsidiaries for the amount of $2. The agreement provides that liabilities are limited to $55,000 and any excess will be funded by the vending shareholder. The impact of the sale of the shares of Platinium and Cyberstation and the settlement of debts in excess of $55,000 will result in an estimated gain on divestitures which was reflected in the year ended August 31, 2003.

The discontinued operations generated sales of Nil and $389,834 in the quarters ended November 30, 2003 and November 30, 2002 respectively and an operating loss of $ 88 for 2003 and an operating loss of $ 8,121 for 2002.

The liabilities of discontinued operations are reflected at their estimated settlement amount to the company of $ 55,000. Assets related to discontinued operations are recorded at their estimated net realizable value of $nil.


  7. TRANSACTIONS WITH MAJOR CUSTOMERS AND SUPPLIERS

         The Company had sales to four individual customers in excess of 10% of consolidated net sales for the three months ended November 30, 2002 as follows:
The amount and percentages of the Company's consolidated sales were $105,800 (27%), $81,900 (21%), $75,000 (19%), and $ 38,800 (10%).

         Cost of sales includes purchases from three suppliers in excess of 10% of consolidated cost of sales for the three months ended November 30, 2002 as follows: The amounts and percentages of the Company's consolidated cost of sales were $128,700 (43%), $49,400 (17%), and $30,700 (10%).

         The loss of any of these customers or suppliers could have a material adverse effect on the Company's results of operations, financial position and cash flows.
                                      F-14

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

For the quarter ended November 30, 2003, the company has substantially no transactions other than the issuance of shares to directors as compensation for a total cost of $6,000 and the loss on divestiture of discontinued operations resulting from the settlement of accounts payable for shares in the amount of $1,260.

PLAN OF OPERATION

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Management does not believe that the Company has sufficient resources to sustain itself for the fiscal year ending August 31, 2004 and may have to raise additional funds through the sale of equity or the issuance of debt, as the Company has no revenues. The Company currently has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified though it may rely on loans from shareholders for capital, as required, to maintain its continuous disclosure requirements.

On December 18, 2003, the Company entered into a non-binding letter of intent to acquire all of the issued and outstanding capital stock of Syscan, Inc., a California corporation. In connection with the acquisition of the capital stock of Syscan, Inc. the Company has agreed to issue that number of shares of its common stock to the shareholders of Syscan, Inc. that represents ninety percent (90%) of the Company's outstanding shares of common stock on a post-transaction basis. The Company currently has 19,775,753 shares of its common stock outstanding.

The acquisition of Syscan, Inc. is subject to approval of the Company's board of directors and continued due diligence and there can be no assurance that the Company's acquisition of Syscan, Inc. will be consummated in the near future, if at all.

Syscan Inc. was founded in Silicon Valley in 1995 to develop and manufacture a new generation of CIS (CMOS-Complimentary Metal Oxide Silicon) imaging sensor devices. During the late 1990's, the company established many technical milestones and was granted numerous patents based on their linear imaging technology (Contact Image Sensors). Syscan's patented CIS and mobile imaging scanner technology provides very high quality images but at extremely low power consumption, allowing it to manufacture very compact scanners in a form ideally suited for the mobile computer user who needs to scan documents while away from their office.

This "enabling" technology is found in a variety of applications such as documents management, ID card and passport security scanners, bank note/check verification, business card readers, scanning 2D bar codes and optical mark readers used in lottery terminals. Syscan has grown to be one of the largest OEM
- private label manufacturers of mobile scanning systems for a large number of major brands such as PENTAX, COREX, VISIONEER, DATACOLOR, SCANSOFT, NORTEK and OMRON. Syscan's vertically integrated design and manufacturing model allows rapid time-to-market for these leading companies. Syscan's manufacturing is completed at an affiliated China-based facility which provides a low-cost manufacturing base for these industrial and consumer products.

In 2002, Syscan began to design a line of innovative new products targeted toward the flat-panel display market. These products dramatically improved the video image quality on LCD displays implementing advanced digital image processing and display control techniques. Much of the technology within these display imaging products have commonality with the linear imaging devices, providing strong technical overlap of personnel and resources. This new display control technology creates a tremendous value point in the flat-panel television entertainment and video-centric markets, which Syscan intends to target.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN 2003

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company adopted SFAS No. 143 on September 1, 2001. The adoption of SFAS 143 did not have a material impact on the Company's results of operations or financial position.

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

In January 2003, the FASB issued SFAS No. 148, Accounting for Stock -Based Compensation - Transition and Disclosures. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the August 31, 2003 financial statements. The interim reporting disclosure requirements will be effective for the company's May 31, 2003 10-QSB.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company will adopt FIN 45 on September 1, 2003. The adoption of FIN 45 is not expected to have a material impact on the Company's disclosure requirements.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.                 CONTROLS AND PROCEDURES

Based on an evaluation as of the date of the end of the period covered by this Form 10-QSB, our Chief Executive Officer/Acting Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer/Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1.                 LEGAL PROCEEDINGS
None

ITEM 2.                 CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.                 DEFAULTS IN SENIOR SECURITIES
None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.                 OTHER INFORMATION

         On December 17, 2003, Joseph P. Alves resigned as chief executive officer of the Company. Mr. Alves is still chairman of our board of directors. Effective December 22, 2003, Michael J. Xirinachs was appointed as the Company's chief executive officer.

         On December 18, 2003, the Company entered into a non-binding letter of intent to acquire all of the issued and outstanding capital stock of Syscan, Inc., a California corporation. In connection with the acquisition of the capital stock of Syscan, Inc. the Company has agreed to issue that number of shares of its common stock to the shareholders of Syscan, Inc. that represents ninety percent (90%) of the Company's outstanding shares of common stock on a post-transaction basis. The Company currently has 19,775,753 shares of its common stock outstanding.

         The acquisition of Syscan, Inc. is subject to approval of the Company's board of directors and continued due diligence and there can be no assurance that the Company's acquisition of Syscan, Inc. will be consummated in the near future, if at all.

Syscan Inc. was founded in Silicon Valley in 1995 to develop and manufacture a new generation of CIS (CMOS-Complimentary Metal Oxide Silicon) imaging sensor devices. During the late 1990's, the company established many technical milestones and was granted numerous patents based on their linear imaging technology (Contact Image Sensors). Syscan's patented CIS and mobile imaging scanner technology provides very high quality images but at extremely low power consumption, allowing it to manufacture very compact scanners in a form ideally suited for the mobile computer user who needs to scan documents while away from their office.

This "enabling" technology is found in a variety of applications such as documents management, ID card and passport security scanners, bank note/check verification, business card readers, scanning 2D bar codes and optical mark readers used in lottery terminals. Syscan has grown to be one of the largest OEM
- private label manufacturers of mobile scanning systems for a large number of major brands such as PENTAX, COREX, VISIONEER, DATACOLOR, SCANSOFT, NORTEK and OMRON. Syscan's vertically integrated design and manufacturing model allows rapid time-to-market for these leading companies. Syscan's manufacturing is completed at an affiliated China-based facility which provides a low-cost manufacturing base for these industrial and consumer products.

In 2002, Syscan began to design a line of innovative new products targeted toward the flat-panel display market. These products dramatically improved the video image quality on LCD displays implementing advanced digital image processing and display control techniques. Much of the technology within these display imaging products have commonality with the linear imaging devices, providing strong technical overlap of personnel and resources. This new display control technology creates a tremendous value point in the flat-panel television entertainment and video-centric markets, which Syscan intends to target.


ITEM 6.           EXHIBITS, LISTS AND REPORTS ON FORM 8- K

(a)  Exhibits

Exhibit 31. Rule 13a-14(a)/15d-14(a) Certification.
Exhibit 32.1 Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

(b) Reports on Form 8-K.

There were no reports filed on Form 8-K during the period covered by this report.

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BankEngine Technologies, Inc.

Dated: January 20, 2004                      By: /S/ MICHAEL J. XIRINACHS
                                               --------------------------
Joseph Alves
                                               Name:  Michael J. Xirinachs
                                               Title: Chief Executive Officer