Form 10QSB
period 2004-02-29
SYSCAN IMAGING INC
filed 2004-04-19
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 29, 2004

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-27773

                              SYSCAN IMAGING, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                        59-3134518
        --------                                       ----------
(State of incorporation)                   (I.R.S. Employer Identification No.)



                              1754 TECHNOLOGY DRIVE
                               SAN JOSE, CA 95110
          (Address of principal executive offices, including zip code)

                                 (408) 436-9888
              (Registrant's telephone number, including area code)

                          BANKENGINE TECHNOLOGIES, INC.
                              425 Broadhollow Road
                            Melville, New York 11747
                            (Former name and address)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The number of shares outstanding of the registrant's Common Stock, $.001 Par Value, on April 14, 2004, was 23,110,510 shares.

                          BANKENGINE TECHNOLOGIES, INC.




                                TABLE OF CONTENTS


PART I                        FINANCIAL INFORMATION
                                                                           Page
                                                                          Number
Item 1.  Financial Statements..................................................1
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Plan of Operation......................................13
Item 3.  Controls and Procedures..............................................16


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

Signatures....................................................................18

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            This Quarterly Report on Form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, Syscan Imaging, Inc. disclaims any obligations to update any forward-looking statements to reflect events of circumstances after the date hereof.

                         PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS



                              SYSCAN IMAGING, INC.
                    (PREVIOUSLY BANKENGINE TECHNOLOGIES INC.)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                            ASSETS

                                                                     February 29,   August 31,
                                                                        2004          2003
                                                                      Unaudited
Current Assets:
    Cash and cash equivalents                                         $  28,288    $     850
    Loan receivable                                                      11,976
                                                                      ---------    ---------
                                                                         40,264          850
                                                                      ---------    ---------



                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Accounts payable and accrued expenses                                33,002       55,000
    Loans payable                                                        23,476         --
                                                                      ---------    ---------
                                                                         56,478       55,000
                                                                      ---------    ---------
Commitments and Contingencies

Stockholders' Deficiency
    Common stock $0.001 par value - authorized
      50,000,000 shares; 20,275,753 and 19,115,893
      shares issued and outstanding at February 28, 2004
      and August 31, 2003, respectively                                  20,276       19,116
    Additional paid-in-capital                                          631,888      484,556
    Accumulated deficit                                                (668,378)    (489,544)
    Accumulated other comprehensive loss                                   --        (65,778)
    Treasury stock, 100,000 shares at cost                                 --         (2,500)
                                                                      ---------    ---------
         Total Stockholders' Deficiency                                 (16,214)     (54,150)
                                                                      ---------    ---------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY                                   $  40,264    $     850
                                                                      =========    =========





                 See Notes to Consolidated Financial Statements



                              SYSCAN IMAGING, INC.
                    (PREVIOUSLY BANKENGINE TECHNOLOGIES INC)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three months ended          Six months ended
                                                February 29,                February 29,
                                            2004         2003          2004          2003
                                         ---------     ---------     ---------     ---------
Income from continuing operations        $      --     $      --     $      --     $      --
                                         ---------     ---------     ---------     ---------

Discontinued operations
    Loss from telecommunications and
         software development segments       105,708       187,386       113,056       195,507
                                         ---------     ---------     ---------     ---------

Loss from discontinued operations            105,708       187,386       113,056       195,507
                                         ===========   ===========   ===========   ===========

Net loss                                 $   105,708   $   187,386   $   113,056   $   195,507
                                         ===========   ===========   ===========   ===========

    Net loss per common share-
      basic and diluted                  $      0.01   $      0.01   $      0.01   $      0.01
                                         ===========   ===========   ===========   ===========

Weighted average number of
      common shares outstanding-
      basic and diluted                   19,719,890    19,112,560    19,392,786    19,063,959
                                         ===========   ===========   ===========   ===========




                 See Notes to Consolidated Financial Statements


                              SYSCAN IMAGING, INC.
                   (PREVIUOSLY BANKENGINE TECHNOLOGIES, INC.)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Unaudited)


                                  Compre-
                                  hensive                                                                        Additional
                                  Income                 Common Stock                Treasury Stock               Paid-In
                                  (loss)           Shares           Amount                                        Capital
                                  ------           ------           ------          ---------------               -------

Balance,
  September 1, 2002                              19,015,893    $     19,016        (100,000)   $     (2,500)   $    454,790
    Shares issued for
     reduction in
     accounts payable                               100,000             100                                          22,400
    Reduction in shareholder
     loan as a contribution
     of capital                                                                                                       7,366
    Net income                 $    201,458
    Foreign currency
      translation                   (50,732)
                               ------------
    Comprehensive income       $    150,726
                               ============
                                                 ----------    ------------        --------    ------------    ------------

Balance,
  August 31, 2003                                19,115,893          19,116        (100,000)         (2,500)        484,556
    Treasury stock cancelled                       (100,000)           (100)        100,000           2,500          (2,400)
    Shares issued for
      reduction in accounts
      payable                                        60,000              60                                           1,200
    Shares issued as
      consideration to
      directors for services                        200,000             200                                           5,800
    Shares issued as
      consideration for
      services rendered             500,000             500                                                          49,500
    Stock options granted                                                                                            43,732
    Shares issued for cash          500,000             500                                                          49,500
    Foreign currency
      translation
    Net income for the
      period                   $   (113,056)
    Foreign currency
      translation                      --
                               ------------
    Comprehensive loss         $   (113,056)
                               ============

Balance,
  February 29, 2004                              20,275,753    $     20,276            --      $       --      $    631,888
                                                 ----------    ------------        --------    ------------    ------------



                                                 Cumulative
                                                   Other
                                                   Compre-
                                  Retained         hensive
                                  Earnings      Income (loss)       Total
                                  --------      -------------       -----



Balance,
  September 1, 2002            $   (691,002)   $    (15,046)   $   (234,742)
    Shares issued for
     reduction in
     accounts payable                                                22,500
    Reduction in shareholder
     loan as a contribution
     of capital                                                       7,366
    Net income                                      201,458         201,458
    Foreign currency
      translation                                   (50,732)        (50,732)

    Comprehensive income

                               ------------    ------------    ------------


Balance,
  August 31, 2003                  (489,544)        (65,778)        (54,150)
    Treasury stock cancelled                                          --
    Shares issued for
      reduction in accounts
      payable                                                         1,260
    Shares issued as
      consideration to
      directors for services                                          6,000
    Shares issued as
      consideration for
      services rendered                                              50,000
    Stock options granted                                            43,732
    Shares issued for cash                                           50,000
    Foreign currency
      translation                   (65,778)         65,778            --
    Net income for the
      period                       (113,056)                       (113,056)
    Foreign currency
      translation                                                     --

    Comprehensive loss



                               ------------    ------------    ------------
Balance,
  February 29, 2004            $   (668,378)   $       --      $    (16,214)
                               ============    ============    ============




                 See Notes to Consolidated Financial Statements


                              SYSCAN IMAGING, INC.
                   (PREVIOUSLY BANKENGINE TECHNOLOGIES, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six months ended February 29,
                                                                              2004         2003
Cash flows from operating activities:
     Net cash provided by operating activities of continuing operations    $    --      $    --

     Net loss                                                               (113,056)    (195,507)

        Adjustments to reconcile net loss to
         cash provided by operating activities:
           Depreciation and amortization                                        --         15,612
           Impairment of long term assets                                     46,116
           Loss on disposal of fixed assets                                   13,520
           Reserve for bad debts                                                --        112,425
           Shares and stock options issued for services rendered              93,732
           Shares issued to directors as compensation                          6,000         --
        Changes in operating assets and liabilities
           (Increase) decrease in accounts receivable                           --       (114,123)
           Decrease in funds held in escrow                                     --         31,990
           (Increase) decrease in prepaid expenses
            and other assets                                                    --         11,673
           Decrease in accounts payable                                      (20,738)      54,740
                                                                           ---------    ---------
        Net cash used in operating activities of discontinued operations     (34,062)     (23,554)
                                                                           ---------    ---------
           Net Cash Used in Operating Activities                             (34,062)     (23,554)
                                                                           ---------    ---------

Cash flows from investing activities:
     Loans advanced                                                          (11,976)        --
     Proceeds on disposition of property, plant and equipment                   --         40,000
     Acquisition of property, plant and equipment                               --        (59,349)
                                                                           ---------    ---------
           Net Cash Used in Investing Activities                             (11,976)     (19,349)
                                                                           ---------    ---------

Cash flows from financing activities:
     Proceeds from sale of capital stock                                      50,000         --
     Loans advanced                                                           23,476         --
     Loan advances from stockholders                                            --         (1,530)
     Repayment of loan payable                                                  --         (6,124)
                                                                           ---------    ---------
           Net Cash  Provided by (Used in) Financing Activities               73,476       (7,654)
                                                                           ---------    ---------

Effect of change in foreign currency rate                                       --          1,301
                                                                           ---------    ---------
Net increase (decrease) in cash                                               27,438      (49,256)
Cash - beginning of year                                                         850       59,065
                                                                           ---------    ---------
Cash - end of year                                                         $  28,288    $   9,809
                                                                           =========    =========

Supplementary information:
     Financing activities
        Common stock issued to liquidate accounts payable                  $   1,260
                                                                           =========



                  See Note to Consolidated Financial Statements

                              SYSCAN IMAGING, INC.
                   (Previously BankEngine Technologies, Inc.)
                   Notes to Consolidated Financial Statements


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Until April 2, 2004, the Company operated as Bankengine Technologies, Inc. On April 2, 2004, the Company acquired all of the issued and outstanding shares of Syscan, Inc. in exchange for 18,773,514 common shares in a reverse acquisition and the Company changed its name to Syscan Imaging, Inc.("the Company")

         These financial statements reflect the operations of Bankengine Technologies Inc and its subsidiaries as the acquisition by Syscan Inc did not occur until after the end of the current quarter. Prior to December 9, 2003, Bankengine Technologies, Inc. had two subsidiaries operating in the telecommunication and software development sectors. On December 9, 2003, the subsidiaries, which were at that time inactive, were purchased by a previous shareholder for an amount of $1. As of February 29, 2004, the balance sheet reflects the assets and liabilities of Bankengine Technologies, Inc. without any subsidiaries.


         BASIS OF PRESENTATION

         The consolidated balance sheet as of February 29, 2004, and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of August 31, 2003 was derived from audited financial statements of Bankengine Technologies Inc..

         In the future, the acquisition by the shareholder of Syscan, Inc. of a majority of the shares of the Company will be accounted for as a reverse acquisition and no goodwill will be reflected on this acquisition. Although the Company is the legal acquirer, Syscan, Inc. will be treated as having acquired the Company for accounting purposes and all of the operations reported will be for Syscan, Inc.

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

         REVENUE RECOGNITION

         The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB #101").

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


         FOREIGN CURRENCY TRANSLATION

         The Company's functional currency has been primarily the Canadian dollar. All assets and liabilities recorded in foreign currencies are translated at the current exchange rate. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenues and expenses are translated at average rates of exchange previously during the year. Gains and losses on foreign currency transactions are included in financial expenses. Commencing December 1, 2003, the Company's functional currency is US dollars.

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


         INCOME (LOSS) PER COMMON SHARE

           Basic income (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings per share. Options previously outstanding have been cancelled and therefore the possible potential common shares to be issued are -0- and 600,000 for the six and three months ended February 29, 2004 and 2003, respectively. During the six and three moths ended February 29, 2003 potential common shares outstanding were omitted from the calculation of loss per share as the effect would be antidilutive.


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


                                                        For the Six Months
                                                         Ended February 29,
                                                       2004            2003
                                                    ---------        ---------
Reported net loss                                   $ 113,056        $ 195,507
    Addback:  Goodwill amortization
        net of income tax)                              --               --
                                                    ---------        ---------
Adjusted net loss                                    113,056          195,507
                                                    =========        =========

Basic and diluted loss per share:
Reported net loss                                      $ 0.01           $ 0.01
    Addback: Goodwill amortization                        -                -
                                                    ---------        ---------
Adjusted net loss                                      $ 0.01           $ 0.01
                                                    =========        =========




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

           The Company accounts for equity-based compensation to non-employees based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During the six months and three months ended February 29, 2004, the Company issued 700,000 shares of the Company's common stock to non-employees and directors. The Company recorded $56,000 as compensation expense for the respective periods.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement did not have a material effect on the Company's results of operations or financial position.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management believes that adopting this statement did not have a material effect on the Company's results of operations or financial position.

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

           In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

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

           In December 2003, the FASB issued SFAS No. 132 (Revised) ("SFAS No. 132-R"), "Employer's Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost for defined benefit pension plans and defined benefit post retirement plans. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of revised SFAS No. 132-R did not have a material impact on the Company's historical disclosure.


  2. CAPITAL STOCK

         a)  AUTHORIZED

                  50,000,000 common stock with a $.001 par value

         b)  COMMON STOCK

During the second quarter, the Company issued 500,000 shares of common stock as payment for legal services rendered. The company has recorded an amount of $50,000, which represents the fair market value of the shares issued.

During January 2004, the Company issued 500,000 shares of common stock for a cash consideration of $50,000.

As part of the reorganization of the Company, on April 2, 2004, the common shares of the Company were subject to a revere split of 1 share for each 10 shares outstanding.

3. STOCK OPTIONS

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

(b) On May 17, 2002, the shareholders of the Company approved the adoption of the Company's 2002 Stock Option Plan. The plan provides for the issuance of 2,000,000 options with the following terms and conditions.

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

(c) As part of an employment agreement signed in December 2003, the employee received 500,000 options to acquire shares of the company at $.09 for a term of 2 years. Following the restructuring of the Company on April 2, 2004, the options were re-issued as 50,000 options to acquire shares at $.90 per share. The estimated fair value of the options on the date of grant using the Black-Scholes option pricing model is $29,526, based on a risk free interest rate of 1.91%, an expected volatility of 100%, an expected life of 2 years and no dividend yield and has been expensed in the quarter ended February 29, 2004.

(d) The company issued 250,000 options to its legal counsel in consideration of services rendered. The options are exercisable at $.50 per share for a term expiring December 2008. These options have been re-issued following the reverse split in April 2004. The estimated fair value of the options on the date of grant using the Black-Scholes option pricing model is $14,206, based on a risk free interest rate of 3%, an expected volatility of 100%, an expected life of 5 years and no dividend yield and has been expensed in the quarter ended February 29, 2004.

4. LOAN RECEIVABLE AND LOANS PAYABLE

         Effective December 9, 2003, an arms' length individual acquired the majority of the outstanding common shares of the Company. The new shareholder advanced sums on behalf of the Company in the amount of $11,500 to pay liabilities and $11,976 to acquire equipment. The equipment will be utilized by Syscan Inc. and therefore the amount of $11,976 has been reflected as a loan receivable.

         The loans payable totaling $23,476 was converted to common shares subsequent to February 29, 2004.

5. CONTINGENCIES AND COMMITMENTS

         The Company has signed a lease commitment for office space in Toronto, Canada which expires on April 30, 2004 for its corporate head office. The Company is responsible for monthly rent of approximately $1,100. The company vacated the premises during 2003 and the landlord has agreed that no rent is payable.

5. SUBSEQUENT EVENTS

         As indicated in Note 1, the Company acquired all of the issued and attending shares of Syscan, Inc., a company that manufactures a new generation of CIS (CMOS - Complimentary Metal Oxide Image Servers) imaging sensor devices, on April 2, 2004 in exchange for 20,859,459 common shares of the Company.

         The Company signed an employment agreement in December 2003, for a term of 2 years for a total amount of $200,000 and 500,000 options detailed in Note
3. Upon the acquisition on April 2, 2004, the employment agreement was settled in full for 200,000 post reverse split common shares. In addition, the loan payable was settled by the issuance of 23,476 common shares.


6. DISCONTINUED OPERATIONS

         The Company has been attempting to restructure its telecommunication and software development activities. The Company has decided that the best course of action is to cease its telecommunications and software development operations. and has been actively seeking a merger to diversify its operations.

In a contract signed December 9, 2003, the former principal shareholder of the Company agreed to sell 9,615,000 common shares to an arms' length party and also agreed to acquire the shares of Platinium Telecommunications and Cyberstation, subsidiaries for the amount of $2. The agreement provides that liabilities are limited to $55,000 and any excess will be funded by the vending shareholder. The impact of the sale of the shares of Platinium and Cyberstation and the settlement of debts in excess of $55,000 resulted in a gain on divestitures which was reflected in the Company's financial statements for the year ended August 31, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


On April 2, 2004, the Company acquired 100% of the issued and outstanding capital stock of Syscan, Inc. Effective with the acquisition of Syscan, Inc., the Company changed its name to Syscan Imaging, Inc. and effected a 1-for-10 reverse split of its common stock. All of the Company's business operation are those of its wholly-owned subsidiary Syscan, Inc.

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

This "enabling" technology is found in a variety of applications such as documents management, ID card and passport security scanners, bank note/check verification, business card readers, scanning 2D bar codes and optical mark readers used in lottery terminals. Syscan has grown to be one of the largest OEM -- private label manufacturers of mobile scanning systems for a large number of major brands such as PENTAX, COREX, VISIONEER, DATACOLOR, DIGIMARC, SCANSOFT, NORTEK and OMRON. Syscan's vertically integrated design and manufacturing model allows rapid time-to-market for these leading companies. Syscan's manufacturing is completed at an affiliated China-based facility which provides a low-cost manufacturing base for these industrial and consumer products.

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

The Company was previously an international solutions provider and developer of Internet-based software and various electronic commerce solutions, as well as telephony solutions.

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

Effective December 9, 2003, Michael J. Xirinachs acquired an aggregate of 10,115,000 shares of the Company's common stock, representing approximately 51.8% of the Company's issued and outstanding common stock, from Joseph J. Alves (9,615,000 shares), the Company's Chief Executive Officer and from Atlantica Marine (500,000 shares). Mr. Xirinachs paid an aggregate of $100,000 from his personal funds to acquire such shares.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are outlined within Note 1 to the consolidated financial statements. Some of those accounting policies require the Company to make estimates and assumptions that affect the amounts it reports. The following items require the most significant judgment and often involve complex estimation:

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

Allowance for doubtful accounts: The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts, if required, for estimated losses resulting from the inability of its customers to make required payments. When the Company evaluates the adequacy of its allowances for doubtful accounts, it takes into account various factors including its accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of February 29, 2004, the Company's net accounts receivable balance was nil.

THREE MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2003

Continuing Operations

As a result of the Company's divestiture of Platinum and CyberStation, the Company did not report any revenues from continued operations for the quarters ended February 29, 2004 and 2003.

Discontinued Operations

As a result of the Company's divestiture of Platinum and CyberStation, the Company reported a net loss of $105,708 for the quarter ended February 29, 2004, as compared to a net loss of $187,386 for the quarter ended February 28, 2003.


SIX MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO SIX MONTHS ENDED
FEBRUARY 28, 2003

Continuing Operations

As a result of the Company's divestiture of Platinum and CyberStation, the Company did not report any revenues from continued operations for the six months ended February 29, 2004 and 2003.

Discontinued Operations

As a result of the Company's divestiture of Platinum and CyberStation, the Company reported a net loss of $113,056 for the six months ended February 29, 2004, as compared to a net loss of $195,507 for the six months ended February 28, 2003.

Liquidity and Capital Resources

Operating Activities

At February 29, 2004, the Company had a working capital deficit of $16,214 and an accumulated deficit of $668,378. For the quarter ended February 29, 2004, net cash used in operating activities amounted to $34,062 an increase from the net cash used in operating activities for the comparable period in 2003 of $23,554. The increase in cash requirements for operating activities is primarily the result of the settlement and payment of accounts payable.

Financing Activities

At February 29, 2004, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. In December 2003, the Company's former principal shareholder sold his entire stake in the Company consisting of 9,615,000 shares of common stock to an unaffiliated third-party. Additional capital could be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.

ITEM 3.                 CONTROLS AND PROCEDURES

Based on an evaluation as of the date of the end of the period covered by this Form 10-QSB, our previous Chief Executive Officer/Acting Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our former Chief Executive Officer/Acting Chief Financial Officer has represented to the Company's management that he concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

Based upon representation made to the Company's management by its former Chief Executive Officer/Acting Chief Financial Officer, there were no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II - OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS
                        None

ITEM 2.                 CHANGES IN SECURITIES AND USE OF PROCEEDS
                        In January 2004, we sold an aggregate of 500,000 pre-split shares of our common stock for aggregate proceeds of $50,000. We used the proceeds from such sale for working capital and general corporate purposes, mainly for the settlement of outstanding liabilities and to fund our expenses in connection with the acquisition of Syscan, Inc.

ITEM 3.                 DEFAULTS IN SENIOR SECURITIES
                        None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                        In February 2004, our majority stockholder voted to approve the change of our corporate name and a reverse split of between 1-for-3 to 1-for-20 of our common stock.

ITEM 5.                 OTHER INFORMATION

ITEM 6.           EXHIBITS, LISTS AND REPORTS ON FORM 8- K

(a)  Exhibits

Exhibit 31 Rule 13a-14(a)/15d-14(a) Certification.
Exhibit 32 Certification by the Acting Principal Executive Officer and Acting
             Principal Financial Officer.

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

Syscan Imaging, Inc.

Dated: April 19, 2004                          By: /S/ MICHAEL J. XIRINACHS
                                                   ------------------------
                                              Name:  Michael Xirinachs
                                              Title: Acting Principal Executive
                                                     Officer and Acting
                                                     Principal Financial
                                                     Officer