Form 10QSB
period 2004-06-30
SYSCAN IMAGING INC
filed 2004-08-17
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2004

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-27773

                              SYSCAN IMAGING, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                         59-3134518
      --------                                         ----------
(State of incorporation)                   (I.R.S. Employer Identification No.)

                              1754 TECHNOLOGY DRIVE
                           SAN JOSE, CALIFORNIA 95110
          (Address of principal executive offices, including zip code)

                                 (408) 436-9888
              (Registrant's telephone number, including area code)

                              425 BROADHOLLOW ROAD
                            MELVILLE, NEW YORK 11747
                                (Former address)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the registrant's Common Stock, $.001 Par Value, on August 16, 2004, was 23,110,515 shares.

Transitional Small Business Disclosure Format (check one):       Yes | |  No |X|

                              SYSCAN IMAGING, INC.

                                TABLE OF CONTENTS


PART I            FINANCIAL INFORMATION
                                                                     Page Number

Item 1. Financial Statements...................................................3
Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................13
Item 3. Controls and Procedures...............................................20


PART II           OTHER INFORMATION

Item 1. Legal Proceedings.....................................................21
Item 2. Changes in Securities and Small Business Issuer Purchases of
         Equity Securities; Unregistered Sales of Equity Securities and
         Use of Proceeds......................................................21
Item 3. Defaults Upon Senior Securities.......................................21
Item 4. Submission of Matters to a Vote of Security Holders...................21
Item 5. Other Information.....................................................22
Item 6. Exhibits and Reports on Form 8-K......................................24

Signatures....................................................................25

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS



                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004

ASSETS
Current assets
   Cash and cash equivalents                                       $    458,890
   Accounts receivables, net                                            949,123
   Inventories                                                          190,727
   Prepayments and other current assets                                 492,331
   Due from related parties                                           2,549,768
                                                                   ------------
Total current assets                                                  4,640,839

Fixed assets, net                                                        17,995

Other assets
   Intangible assets                                                     13,493
   Long-term investment                                                 997,692
                                                                   ------------
Total other assets                                                    1,011,185
                                                                   ------------

TOTAL ASSETS                                                       $  5,670,019
                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued liabilities                        $    219,406
   Due to related parties                                               619,377
                                                                   ------------
Total current liabilities                                               838,783

Stockholders' equity
   Common stock: $0.001 par value;
         50,000,000 shares authorized;
         23,110,515 shares issued and outstanding                        23,110
   Additional paid-in capital                                        25,457,237
   Accumulated deficit                                              (20,649,111)
                                                                   ------------
Total stockholders' equity                                            4,831,236
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  5,670,019
                                                                   ============









                  SEE CONDENSED NOTES TO FINANCIAL STATEMENTS.




                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED JUNE 30, 2004

                                          THREE MONTHS      THREE MONTHS   SIX MONTHS     SIX MONTHS
                                             ENDED             ENDED          ENDED          ENDED
                                         JUNE 30, 2004    JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2003
                                         ---------------------------------------------------------------

NET SALES                                $    974,831    $    946,874    $  2,480,948    $  2,724,957

COSTS OF SALES                                617,089         697,107       1,655,298       1,981,641
                                         ------------------------------------------------------------

GROSS PROFIT                                  357,742         249,767         825,650         743,316

OPERATING EXPENSES
   Selling and marketing expenses             172,163         115,795         366,437         242,921
   General and administrative expenses        192,607         108,966         341,157         231,034
   Research and development expenses          117,352         124,651         230,697         217,212
                                         ------------------------------------------------------------
Total operating expenses                      482,122         349,412         938,291         691,167
                                         ------------------------------------------------------------

OPERATING EARNINGS (LOSS)                    (124,380)        (99,645)       (112,641)         52,149

Other income                                    1,206         224,292           3,147         336,441
                                         ------------------------------------------------------------

NET EARNINGS (LOSS) BEFORE TAXES             (123,174)        124,647        (109,494)        388,590

Provision for income taxes                        800             800             800             800
                                         ------------------------------------------------------------

NET EARNINGS (LOSS)                      $   (123,974)   $    123,847    $   (110,294)   $    387,790
                                         ============================================================

EARNINGS (LOSS) PER SHARE                $       --      $       0.06    $       --      $       0.20
                                         ============================================================

WEIGHTED AVERAGE SHARES OUTSTANDING        22,647,149       1,903,776      12,316,208       1,902,812
                                         ============================================================


















                  SEE CONDENSED NOTES TO FINANCIAL STATEMENTS.




                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                2004            2003
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss)                                      $  (110,294)   $   387,790
   Adjustments to reconcile net earnings
      (loss) to net cash flows
      provided by operating activities
   Depreciation                                                   4,109          4,192
   Changes in assets and liabilities
      (Increase) decrease accounts receivables                1,150,159        378,748
      (Increase) decrease in inventories                          8,823       (113,668)
      (Increase) decrease in other current assets              (469,539)        (3,660)
       Increase (decrease) in accounts payables
           and other accruals                                  (226,071)        36,166
                                                            -----------    -----------
   Net cash flows provided by operating activities              357,187        689,568

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                         (11,288)          --
                                                            -----------    -----------
Net cash flows used in investing activities                     (11,288)          --

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances (repayments) - related party payables              (871,674)      (230,788)
   (Advances) repayments - related party receivables            (35,157)       337,481
                                                            -----------    -----------
Net cash flows provided by (used in) financing activities      (906,831)       106,693
                                                            -----------    -----------

Increase (decrease) in cash and cash equivalents               (560,932)       796,261

Cash and cash equivalents, beginning of period                1,019,822        333,611
                                                            -----------    -----------

Cash and cash equivalents, end of period                    $   458,890    $ 1,129,872
                                                            ===========    ===========

CASH PAID FOR:
   Interest                                                        --             --
   Income taxes                                                    --             --
















                  SEE CONDENSED NOTES TO FINANCIAL STATEMENTS.


                              SYSCAN IMAGING, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                             JUNE 30, 2004

NOTE 1 - BACKGROUND, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

On April 2, 2004, Syscan Imaging, Inc. (formerly known as "BankEngine Technologies, Inc." and referred to herein as the "Company") completed its acquisition of 100% of the issued and outstanding capital stock of Syscan, Inc., pursuant to a Share Exchange Agreement ("Agreement") dated March 29, 2004. Pursuant to the Agreement the sole shareholder of Syscan, Inc., Syscan Imaging Limited, received 18,773,514 post-reverse split shares of the Company's common stock in exchange for all of the issued and outstanding capital stock of Syscan, Inc. In connection with the issuance of the Company's common stock to Syscan Imaging Limited, Syscan Imaging Limited beneficially became the owner of 81.2% of the issued and outstanding voting securities of the Company.

Upon completion of the reverse acquisition, the Company changed its name to Syscan Imaging, Inc. and effectuated 1-for-10 reverse split of its common stock. Pursuant to the Agreement, the following persons were appointed to the Company's board of directors: Darwin Hu, Wai Cheung, Peter Mor and Lawrence Liang. Michael Xirinachs resigned as Chairman as Chief Executive Officer, and remained director of the Company until his resignation on July 19, 2004. Concurrent with the closing on April 2, 2004, the Board of Directors of the Company appointed Darwin Hu as the Company's President and Chief Executive Officer, Stephen Yim as the Company's Chief Financial Officer and William Hawkins as the Company's Chief Operating Officer and Secretary. A more detailed description of this transaction is set forth in the Company's Current Report on Form 8-K dated April 2, 2004, filed with the Securities and Exchange Commission on April 19, 2004. These financial statements should be read in conjunction with the Company's Current Report on Form 8-K/A dated April 2, 2004 and filed with the Securities and Exchange Commission on June 14, 2004.

Syscan Inc. was founded in Silicon Valley in 1995 to develop and manufacture a new generation of CIS (CMOS-Complimentary Metal Oxide Silicon) imaging sensor devices. During the late 1990's, the company established many technical milestones and was granted numerous patents based on their linear imaging technology (Contact Image Sensors). Syscan's patented CIS and mobile imaging scanner technology provides very high quality images but at extremely low power consumption, allowing it to manufacture very compact scanners in a form ideally suited for the mobile computer user who needs to scan and or fax documents while away from their office.

This "enabling" technology is found in a variety of applications such as document management, ID card and passport security scanners, bank note/check verification, business card readers, scanning 2D bar codes and optical mark readers used in lottery terminals. Syscan has grown to be one of the largest OEM -- private label manufacturers of mobile scanning systems and contact image sensor modules for a large number of major brands such as PENTAX, COREX, VISIONEER, DATACOLOR, DIGIMARC, SCANSOFT, NORTEK and OMRON. Syscan's vertically integrated design and manufacturing model allows rapid time-to-market for these leading companies. Syscan's manufacturing is completed at an affiliated China-based facility, which provides a low-cost manufacturing base for these industrial and consumer products.

BASIS OF PRESENTATION

The financial statements in the filings of Syscan Imaging, Inc. become those of Syscan, Inc. and thus, the consolidated financial statements of Syscan Imaging, Inc. and subsidiaries represent the activities of its 100% owned subsidiary, Syscan, Inc. Although the Company is the legal acquirer, Syscan, Inc. will be treated as having acquired the Company for accounting purposes and all of the operations reported are for Syscan, Inc. Syscan Imaging, Inc.'s continuing operations and balance sheet are insignificant and therefore, no pro forma balance sheet and income statements have been presented.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. The results of subsidiaries acquired or disposed of during the periods presented are consolidated from or to their effective dates of acquisition or disposal. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS - For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and payable, prepaid expenses and other current assets, amounts due to / from related parties, and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

            RELATED PARTY TRANSACTIONS - A related party is generally defined as
(i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS - The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

CONCENTRATION OF CREDIT RISK DUE TO GEOGRAPHIC SALES AND SIGNIFICANT CUSTOMERS - The Company operates in a single industry segment - scanner and fax modules. The Company markets its products in the United States, Europe and the Asia Pacific region through its sales personnel and independent sales representatives.

The Company's geographic sales as a percent of total revenue were as follows for the six months ended June 30:

                                                       2004             2003
                                                   ----------        ----------
United States                                           93%               96%
Asia Pacific                                             6%                0%
Europe and others                                        1%                4%





Sales to major customers, as a percentage of total revenues, were as follows for the six months ended June 30:

                                                   2004            2003
                                               ------------    --------------
Customer A                                          33%              0%
Customer B                                          20%             10%
Customer C                                          13%             43%
Customer D                                           0%             13%

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. The Company's customers are concentrated in the personal computer industry, motherboard manufacturers and original equipment manufacturers. As of June 30, 2004 and 2003, the concentration was approximately 75% (2 customers) and 79% (3 customers), respectively. The loss of any of these customers could have a material adverse effect on the Company's results of operations, financial position and cash flows.

CONCENTRATION OF CREDIT RISK DUE TO SIGNIFICANT VENDORS - For the six months ended June 30, 2004 and 2003, the Company's purchases have primarily been concentrated with 1 vendor that is a subsidiary of the Company's majority shareholder. If this vendor was unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition could be adversely affected.

CONCENTRATION OF CREDIT RISK DUE TO PRODUCT SALES - For the six months ended June 30, 2004 and 2003, we had five products and two products, respectively, that each accounted for more than 10% of our sales. If any of these products were to become obsolete or unmarketable and the Company was unable to successfully develop and market alternative products, the Company's business, operating results and financial condition could be adversely affected.

INVENTORIES - Inventories consist of finished goods, which are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Provision is made for obsolete, slow-moving or defective items where appropriate. The amount of any provision of inventories is recognized as an expense in the period the provision occurs. The amount of any reversal of any provision is recognized as other income in the period the reversal occurs.

FIXED ASSETS - Fixed assets, stated at cost, are depreciated over the estimated useful lives of the assets using the straight-line method over periods ranging from three to ten years. Significant improvements and betterments are capitalized. Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the statement of operations based on the net disposal proceeds less the carrying amount of the assets.

LONG-LIVED ASSETS - Long-lived assets, such as fixed assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

LONG-TERM INVESTMENTS - Long-term investments are carried at cost less provision for any impairment in value. Income from long-term investments is accounted for to the extent of dividends received or receivable. Upon disposal of investments, any profit and loss thereon is accounted for in the statement of operations.

REVENUE RECOGNITION - Revenues consist of sales of merchandise including optical image capturing devices, modules of optical image capturing devices, and chips and other optoelectronic products. Revenue is recognized when the product is shipped, net of an exclusion of value-added tax, and the risks and rewards of ownership have transferred to the customer. The Company recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURN ALLOWANCES - The Company presents accounts receivable, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at June 30, 2004 was $86,780.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development costs are expensed as incurred and amounted to $230,697 for the six months ended June 30, 2004 (2003: $217,212).

INCOME TAXES - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS" No. 109), "Accounting for Income Taxes," whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

INTANGIBLE ASSETS - Intangible assets represents goodwill arising from the excess of the purchase consideration over the fair value of the net assets at the date of acquisition of subsidiaries. Goodwill arising in a business combination initiated after June 30, 2001 is not amortized. Negative goodwill is charged to the statement of operations, as the carrying amount of an asset cannot be reduced to below zero.

COMPREHENSIVE INCOME - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

FOREIGN CURRENCY TRANSLATION - The reporting currency used in the preparation of these consolidated financial statements is U.S. dollars. Local currencies are the functional currencies for the Companies subsidiaries. For the purpose of consolidation, assets and liabilities of subsidiaries with functional currencies other than U.S. dollars are translated into U.S. dollars at the applicable rates of exchange in effect at the balance sheet date and income and expense items are translated into U.S. dollars at the average applicable rates during the year. Translation gains and losses resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income within stockholders' equity as cumulative translation adjustments. Gains and losses resulting from foreign currency transactions are included in results of operations.

EARNINGS PER SHARE - Basic earnings (loss) per share ("EPS") are calculated using net earnings/(loss) (numerator) divided by the weighted-average number of shares outstanding (denominator) during the reporting period. All per share amounts in these financial statements are basic earnings or loss per share.


NOTE 2 - CONDENSED FINANCIAL STATEMENTS AND FOOTNOTES

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

These condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. Management of the Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements, and notes thereto, should be read in conjunction with the Company's Current Report on Form 8-K/A dated April 2, 2004 and filed with the Securities and Exchange Commission on June 14, 2004.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of operations, and cash flows for the three and six months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

NOTE 3 - RELATED PARTY TRANSACTIONS

The following is a summary of significant related party purchase transactions, which were carried out in the normal course of the Company's business, during the six months ended June 30, 2004 and 2003:

                                                   2004               2003
                                                 -------------    --------------

SYSCAN Intervision Limited (purchases)            $ 1,323,333        $1,815,198
                                                 =============    ==============

SYSCAN Optoelectronics Technology (Shenzhen)
Company Limited (purchases)                        $  286,200                --
                                                 =============    ==============







AMOUNTS DUE TO / FROM RELATED PARTIES ARE UNSECURED, INTEREST-FREE AND REPAYABLE ON DEMAND AND CONSISTED OF THE FOLLOWING:


AMOUNTS DUE FROM RELATED PARTIES:
Due from ultimate holding company                                   $  345,998
Syscan Technology Holdings Limited
Due from immediate holding company (majority                           100,000
shareholder)Syscan Imaging Limited
Due from various subsidiaries that are wholly-owned  by              2,103,770
the Company's ultimate holding company and/or majority
shareholder
                                                             ------------------
                                                                   $ 2,549,768
                                                             ==================
AMOUNTS DUE TO RELATED PARTIES:
Due to various  subsidiaries  that are  wholly-owned by the         $  619,377
Company's ultimate holding company and / or majority
shareholder
                                                             ==================



NOTE 4 - FIXED ASSETS

Fixed assets consist of the following:


Machinery                                              $  211,301
Furniture and office equipment                            696,887
Computer equipment                                        183,254
                                                  ----------------
Total                                                   1,091,442
Less accumulated depreciation                           1,073,447
                                                  ----------------
Net book value                                         $   17,995
                                                  ================








Depreciation expense charged to operations for the six months ended June 30, 2004 was $4,109 (2003: $4,192).

NOTE 5 - LONG-TERM INVESTMENT

Long-term investment consists of an equity interest in CMOS Sensor, Inc. ("CMOS"), a California corporation, which is principally engaged in the research and development of infra-red sensors and CMOS sensors. On June 26, 2002, the Company acquired a 100% equity interest in Syscan Laser Technology Ltd. ("Syscan Laser") from Syscan Holdings Limited, for total consideration of $1. At the date of acquisition, Syscan Laser held a 9.7% equity interest (representing 750,000 shares purchased at $0.80 per share) in CMOS. On October 29, 2003, the Company acquired a 100% equity interest in Leadbuilt Technology Limited ("Leadbuilt") from Syscan InterVision Limited, for total consideration of $1. At the date of acquisition, Leadbuilt held a 6.4% (representing 500,000 shares purchased at $0.80 per share) equity interest in CMOS. As a result of both transactions, the Company increased its equity interest in CMOS from 9.7% to 16.1%. The Company is of the opinion that the underlying value of the long-term investment is not less than the carrying value at June 30, 2004. Long-term investment amounted to $997,692 at June 30, 2004.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company is committed under various non-cancelable operating leases, which expire through September 2004. Rent expense charged to operations was approximately $61,000 for the six months ended June 30, 2004 (2003: $46,000). (See Note 8)

LINE OF CREDIT - The Company has a line of credit to borrow up to $500,000, bearing interest at the rate of prime plus 1%, and secured by substantially all of the assets of the Company. Interest payments are due monthly and all unpaid interest and principal is due in full on December 4, 2004. Upon certain events of defaults as more fully described in the agreement, the variable interest rate increases to prime plus 3%. The entire line of credit was available for use as of June 30, 2004.

LEGAL PROCEEDINGS - On May 20, 2003, Syscan, Inc., the Company's wholly-owned subsidiary, filed a lawsuit captioned Syscan v. PPL (Case No. C03-02367 VRW) in United States District Court, Northern District of California in San Francisco. Syscan alleges claims against Portable Peripheral Co., Ltd., Image Recognition Integrated Systems, Inc., Cardreader Inc., and Targus, Inc. for patent infringement of patent nos. 6,054,707, 6,275,309 and 6,459,506, and unfair competition. Syscan is seeking: (1) a temporary restraining order, preliminary injunction and permanent injunction against defendants, restraining defendants from patent infringement and unfair competition; (2) treble damages due to defendants' willful infringement; (3) punitive damages; (4) accounting of unjust enrichment by defendants, resulting from defendants' unfair competition; and (5) attorney's fees and costs.

The defendants are jointly represented by PPL's counsel. PPL has initiated counterclaims against Syscan for patent invalidity. This case is currently pending for claim construction and a hearing has been scheduled for October 4, 2004. If the parties cannot settle this dispute, a trial will most likely be held after June 2005. Syscan has not yet been able to quantify its damage claim against PPL. Syscan intends to vigorously pursue this claim and denies PPL's counterclaim of patent invalidity.

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 7 - STOCK OPTIONS

The Company has a stock option plan, the objectives of which include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing directors, consultants, and key employees the opportunity to acquire common stock.

The plan is administrated by the Board of Directors, which determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of common stock to be issued upon the exercise of the options and the option exercise price. The maximum term of the plan is ten years and options may be granted to officers, directors, consultants, employees, and similar parties who provide their skills and expertise to the Company.

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

The Company has the following options outstanding as of June 30, 2004:

As part of an employment agreement signed in December 2003, the employee received 500,000 options to acquire shares of the company at $.09 per share for a term of 2 years. Following the restructuring of the Company on April 2, 2004, the options were re-issued as 50,000 options to acquire shares at $.90 per share. The estimated fair value of the options on the date of grant using the Black-Scholes option pricing model is $29,526, based on a risk free interest rate of 1.91%, an expected volatility of 100%, an expected life of 2 years and no dividend yield.

The Company issued 100,000 options to its former legal counsel in consideration of services rendered. The options are exercisable at $.25 per share for a term expiring December 2006. These options have been re-issued as 10,000 options to acquire shares at $2.50 per share following the reverse split in April 2004. The estimated fair value of the options on the date of grant using the Black-Scholes option pricing model is $3,824, based on a risk free interest rate of 3%, an expected volatility of 100%, an expected life of 3 years and no dividend yield.


NOTE 8 - SUBSEQUENT EVENTS

STOCK OPTIONS.

On April 2, 2004, the Company's Board of Directors authorized the increase in the number of stock options available under the 2002 Stock Option Plan (the "Plan") from 200,000 to 2,200,000. On July 21, 2004, the Company's Board of Directors further authorized the increase in the number of stock options available under the 2002 Stock Option Plan from 2,200,000 to 3,200,000. The subject increases are subject to shareholder ratification, which has not been obtained as of the date of this filing.

On April 13, 2004, the Company's Board of Directors authorized an aggregate of 1,700,000 options under the Plan to certain individuals at $1.50 per share, and expiring through April 2014. These options were canceled by the Board of Directors on May 7, 2004. On July 21, 2004, the Company's Board of Directors further authorized an aggregate of 2,200,000 options under the 2002 Stock Option Plan to be issued to certain individuals at $2.00 per share and expiring through July 2014. The grant of the above options are subject to shareholder ratification of the Company's increase in the number of stock options available for grant under the Plan. The Company plans to obtain shareholder approval at its annual or special meeting of shareholders, which has not yet been scheduled as of the date of this filing.

COMMITMENTS.

On August 5, 2004, the Company signed a new lease to increase its occupancy at its U.S. headquarters located in San Jose, California for a term of two years commencing on December 1, 2004 and ending on November 30, 2006. Future commitments for the period December 1, 2004 to November 30, 2005 are $8,821 per month and for the period December 1, 2005 to November 30, 2006 are $9,185 per month.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Syscan Imaging, Inc.'s (the "Company") financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

     o CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS. This section discusses how certain forward-looking statements made by the Company throughout the MD&A and in the consolidated financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

     o OVERVIEW. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.

     o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

     o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three and six months ended June 30, 2004 compared to the same periods in 2003. A brief description is provided of transactions and events, including related party transactions, that impact the comparability of the results being analyzed.

     o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the six months ended June 30, 2004.


The following management's discussion and analysis should be read in conjunction with our consolidated audited financial statements for the fiscal years ended December 31, 2003 and 2002 and related notes to those financial statements and our unaudited financial statements for the fiscal quarters ended June 30, 2004 and 2003 and related notes to those financial statements. The following information relates solely to the business of Syscan Imaging, Inc. and not the business of BankEngine, which for all intents and purposes was discontinued as an operating entity prior to the reverse merger with Syscan, Inc.


CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements. The words "anticipate," "believe," "expect, "plan," "intend," "seek," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

OVERVIEW

Management's Discussion and Analysis (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in this report, as well as factors not within our control. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

On April 2, 2004, Syscan Imaging, Inc. (formerly known as "BankEngine Technologies, Inc." and referred to herein as the "Company") completed its acquisition of 100% of the issued and outstanding capital stock of Syscan, Inc., pursuant to a Share Exchange Agreement ("Agreement") dated March 29, 2004. Pursuant to the Agreement, the sole shareholder of Syscan, Inc., Syscan Imaging Limited, received 18,773,514 post-reverse split shares of the Company's common stock in exchange for all of the issued and outstanding capital stock of Syscan, Inc. In connection with the issuance of the Company's common stock to Syscan Imaging Limited, Syscan Imaging Limited beneficially became the owner of 81.2% of the issued and outstanding voting securities of the Company.

Upon completion of the reverse acquisition, we changed our name to Syscan Imaging, Inc. and effectuated 1-for-10 reverse split of our common stock. Pursuant to the Agreement, the following persons were appointed to our board of directors: Darwin Hu, Wai Cheung, Peter Mor and Lawrence Liang. Michael Xirinachs resigned as Chairman and Chief Executive Officer, but remained as a director of the Company until his resignation on July 19, 2004. Concurrent with the closing on April 2, 2004, the Board of Directors of the Company appointed Darwin Hu as the Company's President and Chief Executive Officer, Stephen Yim as the Company's Chief Financial Officer and William Hawkins as the Company's Chief Operating Officer and Secretary. A more detailed description of this transaction is set forth in the Company's Current Report on Form 8-K dated April 2, 2004, filed with the Securities and Exchange Commission on April 19, 2004. These financial statements should be read in conjunction with the Company's Current Report on Form 8-K/A dated April 2, 2004 and filed with the Securities and Exchange Commission on June 14, 2004.

We are in the business of developing, designing and delivering imaging technology solutions. We have been issued 21 patents with another 13 currently pending in the area of image capture technology. Our approach to research and development (R&D) is focused on creating new deliverable and marketable technologies. We sell our products to clients' throughout the world, including the United States, Canada, Europe, South America, Australia and Asia. We intend to expand our business and product offerings into the much larger image display market where we intend to leverage our experience and expertise. We also believe that we may benefit from a level of transfer of technologies from image capture to image display.

Our wholly-owned operating subsidiary, Syscan, Inc. ("SI"), was incorporated on May 1, 1995, under the laws of the State of California and is headquartered in San Jose with additional strategic offices in Arnhem (the Netherlands) and Hong Kong. Our majority stockholder is Syscan Technology Holdings Limited, which is the sole shareholder of Syscan Imaging Limited. Syscan Technology Holdings Limited is a publicly-held company incorporated in Bermuda whose shares are listed on The Growth Enterprise Market of The Stock Exchange of Hong Kong Limited.

Our strategy is to expand our image capture product line and technology while leveraging our assets in other areas of the imaging industry. We are actively shipping five image capture products under the Travel Scan marquee or their OEM counterparts. The Travel Scan series features portable lightweight scanning in color and black & white with low power consumption that requires no power adapter. The 2300-PCMCIA and the 2300U-USB are both 300dpi A4 scanners. While we believe the 2300-PCMCIA is nearing the end of its life cycle, the USB version continues to sell and represented approximately 18% of our sales during the six months ended June 30, 2004. The 464, like the 2300 series, is an A4 scanner with 600dpi resolution as opposed to 300dpi resolution. The 464 is currently our most popular product and represented approximately 40% of our sales during the six months ended June 30, 2004. The 662 has an A6 scanning area ideal for photos, checks, passports and various identification cards. The 662 is our first product geared towards, and being implemented in, the fast growing security industry. The 662 is our fastest growing product and represented approximately 22% of our sales during the six months ended June 30, 2004. Our fifth product representing approximately 20% of our sales during the six months ended June 30, 2004, is the 860 Business Card reader. A unique version of the 860 represents approximately 80% of our 860

Business Card reader sales on the product and was specifically designed and created for one of our customers that accounts for approximately 70% of the worldwide Business Card reader sales. In addition to the Travel Scan product line, we also manufacture and sell the Contact Image Sensor Modules that we use in our products and separately as a component to other manufacturers. The manufacturers that we sell our modules to integrate our modules into their products, including check and currency scanners, copiers, and fax machines, and resell the finished product to the retailer.

We intend to expand our image capture product line with three new products, two of which we intend to release during the fourth quarter of 2004 and a third product which we intend to release in early 2005. The first product is a high-quality true-duplex high-speed A4 scanner in which our customers have expressed interest. Two premier brands have formally agreed to partner with us in the product launch. The second product is an Optical Character Recognition
(OCR) pen scanner that can be used for many applications, including the ability to offer not only text capture but also text to speech functionality. The third product, an A6 scanner, follows in the footsteps of the current 662 but is high speed and true duplex, allowing image capture of both sides of a two-sided document simultaneously. With the growing concerns over Homeland Security in the United States, this product was created specifically to address evolving security needs. We believe that this product not only addresses today's security scanning needs, but also anticipates the proliferation of new technologies such as digital watermarking.

Over the past twelve months we have begun focusing our sales and marketing efforts substantially towards the vertical markets such as the Value Added Reseller (VAR) and small-office-home-office (SOHO) markets. We believe focusing on these markets is the most effective way to showcase our technological capabilities and manufacturing efficiencies, while enabling us to maintain higher margins, and require fewer resources than working directly with the mass retailers.

While we continue to grow our presence in image capture technology, we have begun creating, through research and development, new technology solutions for the substantially larger, image display market. More specifically we are creating products and technologies to accent and enhance the Liquid Crystal Display (LCD) television market. Our first image display product, expected to be available for delivery during the fourth quarter of 2004, is the Syscan View Tech image/video display processor. The View Tech control board is a highly integrated, high performance video processor that combines state-of-the-art scaling and video processing techniques for displaying analog and digital video/graphics on a LCD-TV/DTV display. We believe that this product will provide advanced image processing that will greatly enhance LCD display quality. Its state-of-the-art design incorporates a system-on-chip (SOC) that improves any pixilated multimedia video. The next product/technology that we are developing is a Light Emitting Diode (LED) backlighting solution to replace the industries current standard Cold Cathode Fluorescent Lamp (CCFL). The principal behind this technology is related to the proprietary technology used in our image capture products. The benefits are substantial, including longer life, higher dimming ratio, sharper contrast, and near high definition resolution without filters, all at a performance value.

In addition to future products and technologies in various stages of research and development, one of our objectives is to acquire companies in the image capture and display industry that could compliment our business model, improve our competitive positioning and expand our offerings to the marketplace, of which there can be no assurance. In identifying potential acquisition candidates we will seek to acquire companies with varied distribution channels, rich intellectual property (IP) and high caliber engineering personnel.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, inventories, intangible and long-lived assets, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

REVENUE RECOGNITION

         Revenues consist of sales of merchandise, including optical image capturing devices, modules of optical image capturing devices, and chips and other optoelectronic products. Revenue is recognized when the product is shipped, net of an exclusion of value-added tax, and the risks and rewards of ownership have transferred to the customer. We recognize shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

         We present accounts receivable, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INVENTORIES

             Inventories consist of finished goods, which are stated at the lower of cost or net realizable value, with cost computed on a first in, first-out basis. Provision is made for obsolete, slow-moving or defective items where appropriate. The amount of any provision of inventories is recognized as an expense in the period the provision occurs. The amount of any reversal of any provision is recognized as other income in the period the reversal occurs. Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. We perform a detailed assessment of inventory for each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reflect inventory at net realizable value. Revisions to our inventory adjustments may be required if actual demand, component costs or product life cycles differ from our estimates.

INTANGIBLE AND LONG-LIVED ASSETS

         We evaluate our intangible assets and long-lived assets, which represent goodwill, long-term investments, and fixed assets, for impairment annually and when circumstances indicate the carrying value of an asset may not be recoverable. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. We do not believe any impairment exists for any of these types of assets as of June 30, 2004.

INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS" No. 109), "Accounting for Income Taxes," whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary; to reduce deferred income tax assets to the amount expected to be realized.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003

REVENUE

         Product revenues increased to $974,831 for the three months ended June 30, 2004 from $946,874 for the same period in fiscal 2003, an increase of $27,957 or approximately 3.0%. Product revenues decreased to $2,480,948 for the six months ended June 30, 2004 from $2,724,957 for the same period in fiscal 2003, a decrease of $244,009 or approximately 9.0%. The increase for the three months ended June 30, 2004 is primarily attributable to sales of our Travel Scan 662 geared towards the growing security industry. The decrease in revenues for the six months ended June 30, 2004 as compared to the same period in fiscal 2003 is the result of channel inventory levels that remained from Q4 2003. Scanner products and imaging modules comprised approximately 99% of our revenues during each of these periods. Our revenue mix has been gradually trending towards the Value Added Reseller (VAR) and small office home office (SOHO) markets, which is a result of our efforts to appeal to customers in these sales channels.

COST OF SALES

         Cost of goods sold (COGS) includes all direct costs related to the transfer of scanners, imaging modules and services related to the delivery of those items manufactured in China. A relatively small percentage (< 1%) of COGS is due to engineering services provided by us. COGS was approximately 63% and 67% for the three and six months ended June 30, 2004 compared to 74% and 73% for the same periods in 2003. COGS decreased as a percentage of revenues for each of the three and six months ended June 30, 2004 as compared to the same periods during June 30, 2003 primarily as a result of higher gross margins from new products such as the Travel Scan 662. We anticipate that our COGS may increase during the remainder of the year ended December 31, 2004 as a result of higher source costs from Mainland China as market insecurities and higher fuel prices persist.

GROSS PROFIT

         Gross profit increased to $357,742, or 36.7% of net revenues for the three months ended June 30, 2004 from $249,767, or 26.4% of net revenues for the same period in fiscal 2003. Gross profit increased to $825,650, or 33.3%of net revenues for the six months ended June 30, 2004 from $743,316, or 27.2% of net revenues for the same period in fiscal 2003. The increase in gross profit for the three and six months ended June 30, 2004 as compared to the same periods in fiscal 2003 is the result of an increase in sales mix to the VAR and SOHO markets, which are higher-margin revenue sources for us. We anticipate that it will be difficult to maintain our gross profit margins as our main supplier's source costs and logistics costs are projected to rise through the year ended December 31, 2004, which will result in our paying higher prices for the purchase of our products.

SELLING AND MARKETING

         Selling and marketing expenses include payroll, employee benefits and other costs associated with sales, marketing and account management personnel. Other direct selling and marketing costs include market development funds and promotions (retail channels only), tradeshows, website support costs, warehousing, logistics and certain sales representative fees. Selling and marketing expenses increased to $172,163 for the three months ended June 30, 2004 from $115,795 for the same period in fiscal 2003, an increase of $56,368 or approximately 48.7%. Selling and marketing expenses increased to $366,437 for the six months ended June 30, 2004 from $242,921 for the same period in fiscal 2003, an increase of $123,516 or approximately 50.8%. The increases for the three and six months ended June 30, 2004 are primarily attributable to increased payroll and marketing activities related to the display imaging (LCD panel) group and the hiring of a full-time key account manager.

GENERAL AND ADMINISTRATIVE

         General and administrative costs include payroll, employee benefits, and other headcount-related costs associated with the finance, legal, facilities and certain human resources, as well as legal and other professional and administrative fees. General and administrative expenses increased to $192,607 for the three months ended June 30, 2004 from $108,966 for the same period in fiscal 2003, an increase of $83,641 or approximately 76.7%. General and administrative expenses increased to $341,157 for the six months ended June 30, 2004 from $231,034 for the same period in fiscal 2003, an increase of $110,123 or approximately 47.7%. The increases for the three and six months ended June 30, 2004 are primarily attributable to additional personnel costs and outside fees incurred in connection with the completion of our reverse merger activities.

OTHER INCOME (EXPENSE)

         Our other income for the three and six months ended June 30, 2004 were minimal and during the same period of 2003 other income primarily consisted of collection of a former receivable written off and sale of inventory previously considered slow-moving.

PROVISION FOR INCOME TAXES

         There is no provision for federal or state income taxes due to the Company's available net operating loss carryforwards. Provision for income taxes represents the minimum franchise tax due in the State of California.

RELATED PARTY TRANSACTIONS

         The following is a summary of significant related party purchase transactions, which were carried out in the normal course of the Company's business, during the six months ended June 30, 2004 and 2003:


                                                      2004               2003
                                                 -------------    --------------

SYSCAN Intervision Limited (purchases)            $ 1,323,333        $1,815,197
                                                 =============    ==============

SYSCAN Optoelectronics Technology (Shenzhen)
Company Limited (purchases)                        $  286,200                --
                                                 =============    ==============







AMOUNTS DUE TO / FROM RELATED PARTIES ARE UNSECURED, INTEREST-FREE AND REPAYABLE ON DEMAND AND CONSISTED OF THE FOLLOWING:


AMOUNTS DUE FROM RELATED PARTIES:
Due from ultimate holding company
Syscan Technology Holdings Limited                               $  345,998
Due from immediate holding company (majority shareholder)
 Syscan Imaging Limited
                                                                    100,000
Due from subsidiaries that are wholly-owned by the Company's ultimate holding company and / or majority shareholder
                                                                  2,103,770
                                                                -----------
                                                                $ 2,549,768
                                                                ============
AMOUNTS DUE TO RELATED PARTIES:
Due to  subsidiaries  that are  wholly-owned  by the  Company's
ultimate holding company and / or  majority shareholder          $  619,377
                                                                ============

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to approximately $459,000 as of June 30, 2004 compared to approximately $1,020,000 as of December 31, 2003, a decrease of approximately 55.0%. Working capital at June 30, 2004 was approximately $3,800,000 as compared to approximately $3,940,000 at December 31, 2003, a decrease of approximately 3.6%. The decrease in cash and working capital is primarily attributable to our prepayment of certain tooling expenses, an increase in legal fees as a result of the acquisition and trade show expenses.

OPERATING ACTIVITIES. Net cash flows provided by operating activities was $357,187 and $689,568 for the six months ended June 30, 2004 and 2003, respectively. Net cash provided by operating activities for 2004 primarily reflects cash collections from accounts receivables offset by prepayments for deposits and payments on trade payables and other accruals. Net cash provided by operating activities for 2003 primarily reflects collections on accounts receivable and an increase in inventory purchases.

INVESTING ACTIVITIES. Net cash flows used in investing activities for the six months ended June 30, 2004 of $11,288 represents payments made to acquire fixed assets.

FINANCING ACTIVITIES. Net cash flows provided by (used in) financing activities for the six months ended June 30, 2004 and 2003 was ($906,831) and $106,693, respectively. Cash flows from financing activities represent advances to and / or repayments from related party receivables and payables in the ordinary course of business.

We have a $500,000 bank line of credit which bears interest at prime plus one percent, which is secured by all of our general business assets. The subject bank line of credit has zero outstanding as of June 30, 2004. We are in the process of negotiating an increase of the bank line of credit to $1 million and we believe that the proposed new line of credit or other financing arrangements, existing working capital and anticipated cash flows from operations will be adequate to satisfy our operating and capital requirements for the next 12 months at our current run rate and without any further expansion. In order to implement our growth strategy and expansion into the image display area additional funds will be required.

Our plans for the next twelve months include continuing to increase our presence in the image capture market, heavily investing our resources into the image display market and adding future products and technologies to our current product offerings. Additionally, we intend to seek to identify acquisition candidates in the image capture and display industry that we believe could compliment our business model, improve our competitive positioning and expand our offerings to the marketplace, of which there can be no assurance. In identifying potential acquisition candidates we will seek to acquire companies with varied distribution channels, rich intellectual property (IP) and high caliber engineering personnel.

To finance our business expansion plans, we plan to aggressively pursue additional sources of funds, the form of which will vary depending on the prevailing market and other conditions, and may include the issuance and sale of debt or equity securities. However, there is no assurance that such additional funds will be available for us to finance our expansion plans.. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements as the Company expands its business operations.

CONCENTRATION OF CREDIT RISK

CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS. The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

CONCENTRATION OF CREDIT RISK DUE TO GEOGRAPHIC SALES AND SIGNIFICANT CUSTOMERS. The Company operates in a single industry segment - scanner and fax modules. The Company markets its products in the United States, Europe and the Asia Pacific region through its sales personnel and independent sales representatives.

The Company's geographic sales as a percent of total revenue were as follows for the six months ended June 30:

                                                      2004            2003
                                                  -------------    -----------
United States                                         93%              96%
Asia Pacific                                           6%               0%
Europe and others                                      1%               4%





Sales to major customers, as a percentage of total revenues, were as follows for the six months ended June 30:

                                             2004          2003
                                         ------------    --------------
Customer A                                    33%            0%
Customer B                                    20%           10%
Customer C                                    13%           43%
Customer D                                     0%           13%





CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. The Company's customers are concentrated in the personal computer industry, motherboard manufacturers and original equipment manufacturers. As of June 30, 2004 and 2003, the concentration was approximately 72% (2 customers) and 76% (3 customers), respectively. The loss of any of these customers could have a material adverse effect on the Company's results of operations, financial position and cash flows.

CONCENTRATION OF CREDIT RISK DUE TO SIGNIFICANT VENDORS. For the six months ended June 30, 2004 and 2003, the Company's purchases have primarily been concentrated with a wholly-owned subsidiary of our majority shareholder. If this vendor was unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition could be adversely affected.

OFF-BALANCE SHEET TRANSACTIONS

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.


ITEM 3.     CONTROLS AND PROCEDURES

Based on an evaluation as of the date of the end of the period covered by this Form 10-QSB, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

On May 20, 2003, Syscan, Inc., the Company's wholly-owned subsidiary, filed a lawsuit captioned Syscan v. PPL (Case No. C03-02367 VRW) in United States District Court, Northern District of California in San Francisco. Syscan alleges claims against Portable Peripheral Co., Ltd., Image Recognition Integrated Systems, Inc., Cardreader Inc., and Targus, Inc. for patent infringement of patent nos. 6,054,707, 6,275,309 and 6,459,506, and unfair competition. Syscan is seeking: (1) a temporary restraining order, preliminary injunction and permanent injunction against defendants, restraining defendants from patent infringement and unfair competition; (2) treble damages due to defendants' willful infringement; (3) punitive damages; (4) accounting of unjust enrichment by defendants, resulting from defendants' unfair competition; and (5) attorney's fees and costs.

The defendants are jointly represented by PPL's counsel. PPL has initiated counterclaims against Syscan for patent invalidity. This case is currently pending for claim construction and a hearing has been scheduled for October 4, 2004. If the parties cannot settle this dispute, a trial will most likely be held after June 2005. Syscan has not yet been able to quantify its damage claim against PPL. Syscan intends to vigorously pursue this claim and denies PPL's counterclaim of patent invalidity.

We from time to time experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES; UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the Company's acquisition of Syscan, Inc., the Company issued an aggregate of 20,859,459 shares of its common stock to Syscan Imaging Limited in exchange for 100% of the issued and outstanding common stock of Syscan, Inc. pursuant to Section 4(2) of the Securities Act of 1933, as amended. Syscan Imaging Limited simultaneously transferred 2,085,945 shares of the Company's common stock it was entitled to receive in connection with its sale of Syscan, Inc. to Emerald Asset Advisors pursuant to a consulting agreement entered into between the parties, as compensation for Emerald's services in connection with the acquisition of Syscan, Inc. by the Company.

On April 2, 2004, the Company issued a total of 223,476 shares of its $0.001 par value per share common stock at $1.00 per share to Michael Xirinachs, a former director of the Company, upon the completion of the April 2, 2004, Share Exchange Agreement acquisition: (i) as settlement of loans payable totaling $23,476; and (ii) settlement in full of an employment contract signed in December 2003 for 200,000 post-reverse split common shares. These issuances were made by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the quarter ended June 30, 2004, the Company did not repurchase any of its equity securities. The Company does not currently have in place a repurchase program for the repurchase of its common stock, nor does it have any plans to implement a common stock repurchase program in the near future, if at all.

ITEM 3.     DEFAULTS IN SENIOR SECURITIES.
            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            None.

ITEM 5.     OTHER INFORMATION.

            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of August 6, 2004, the Company's authorized capitalization consisted of 50,000,000 shares of Common Stock, par value $.001 per share. As of August 6, 2004, there were 23,110,515 shares of Common Stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of Common Stock entitles its holder to one vote on each matter submitted to the stockholder.

The following table sets forth, as of August 6, 2004, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for: (i) each person known by the Company to own beneficially more than five (5%) percent of its outstanding Common Stock,
(ii) each of its officers and directors, and (iii) all of its officers and directors as a group. As of August 6, 2004, there were 23,110,515 shares of our common stock outstanding. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them.

                                         NUMBER OF COMMON SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER(1)   BENEFICIALLY OWNED(2)   PERCENTAGE OF COMMON SHARES
                                                                      BENEFICIALLY OWNED

Darwin Hu (3)                                           -0-                    -0-
Stephen Yim (3)                                         -0-                    -0-
William Hawkins (3)                                     -0-                    -0-
David Clark (3)                                      50,000                      *
Peter Mor (3)                                           -0-                    -0-
Lawrence Liang (3)                                      -0-                    -0-
Syscan Imaging Limited(4)                        18,773,514                  81.2%
Michael J. Xirinachs (5)                          1,733,393                   7.5%
All Directors and Officers as a group
 (6 persons) (3)                                     50,000                      *
* less than one percent

(1) Unless otherwise indicated, the address of each person listed below is c/o Syscan Imaging, Inc., 1754 Technology Drive, San Jose, California 95110.

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

(3) Does not include shares issuable upon the exercise of options granted pursuant to the Company's Amended and Restated 2002 Stock Option Plan to: Darwin Hu (560,000 options), Stephen Yim (220,000 options), William Hawkins (360,000 options), David Clark (400,000 options), Peter Mor (80,000 options) and Lawrence Liang (80,000 options).

(4) The sole shareholder of Syscan Imaging Limited is Syscan Technology Holdings Limited, a publicly-held company whose shares are listed on The Growth Enterprise Market of The Stock Exchange of Hong Kong Limited.

(5) Includes 50,000 shares of the Company's common stock issuable upon the exercise of currently exercisable options. Mr. Xirinachs address is 425 Broadhollow Road, Melville, NY 11747.

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names and ages of our current directors and executive officers and the principal offices and positions with us held by each person. Our board of directors elects our executive officers annually. Each year the stockholders elect the members of our board of directors.

----------------------- ----------------- --------------------------------------
NAME                          AGE         POSITION
----------------------- ----------------- --------------------------------------

----------------------- ----------------- --------------------------------------
Darwin Hu                      52         Chairman, Chief Executive Officer and
                                          President
----------------------- ----------------- --------------------------------------
Stephen Yim                    44         Chief Financial Officer
----------------------- ----------------- --------------------------------------
William Hawkins                48         Chief Operating Officer and Secretary
----------------------- ----------------- --------------------------------------
David Clark                    36         Senior Vice President of Business
                                          Development and Director
----------------------- ----------------- --------------------------------------
Peter Mor                      54         Director
----------------------- ----------------- --------------------------------------
Lawrence Liang                 68         Director
----------------------- ----------------- --------------------------------------


DARWIN HU became our Chairman, President and Chief Executive Officer on April 2, 2004, in connection with our acquisition of Syscan, Inc. Prior thereto, Mr. Hu was the President and Chief Executive Officer of Syscan, Inc., our wholly-owned subsidiary. Mr. Hu has over 21 years of experience in the high-tech industry and has held various management related positions within organizations related to color graphic imaging input scanning, display output and imaging communication product development, manufacturing and sales and marketing. Before joining Syscan, Inc. in April 1998, Mr. Hu held senior management positions at Microtek, Xerox, OKI, AVR, DEST, Olivetti and Grundig. Mr. Hu holds a bachelor's degree in Engineering Science from National Cheng-Kung University, Taiwan, and a master's degree in Computer Science and Engineering from California State University, Chico, USA.

STEPHEN YIM became our Chief Financial Officer on April 2, 2004, in connection with our acquisition of Syscan, Inc. Mr. Yim has been the Chief Financial Officer of Syscan, Inc. since March 2004. From June 2002 to December 2003, Mr. Yim was the Managing Director of WI Harper Group, where he was responsible for venture investments and portfolio management in the US and Asia. From May 2001 to December 2001, Mr. Yim was the Senior Vice President/Pan Asia Business Group Manager of Bridge Bank of Silicon Valley, where he was responsible for the building of the Pan Asia Business Group and serving the hi-tech companies and venture capital firms in Silicon Valley and Asia. From June 1999 to May 2001, Mr. Yim was the Director of CDIB Venture Investment Limited in Silicon Valley, where he was responsible for venture investments, fund-to-fund investments and portfolio management. From October 1998 to May 1999, Mr. Yim was a Vice President at Bluestone Capital Partners, where he was responsible for the investment and merchant banking operations on the west coast of the US and Asia. Mr. Yim has over 20 years of experience in Venture Capital Investment, Investment Banking and Corporate Banking, specializing in Hi-Technology industry both in US and Asia. Additionally, prior to joining the Company, Mr. Yim held senior management positions at Silicon Valley Bank and Citibank. Mr. Yim holds a bachelor's degree in finance from University of Hawaii.

WILLIAM HAWKINS became our Chief Operating Officer and Secretary on April 2, 2004, in connection with our acquisition of Syscan, Inc. Mr. Hawkins has held various management positions at Syscan, Inc., the Company's wholly-owned subsidiary, since 1999, including V.P. of Sales and Marketing, President and General Manager Syscan Imaging Group. Prior thereto, Mr. Hawkins' product focus has been primarily in the imaging systems and computer peripheral markets, including senior positions with General Electric (UK), Kaman Aerospace, British Aerospace Engineering, Gartner Research and Per Scholas. Mr. Hawkins received a bachelor's degree in physics from the University of Maryland in 1978 and an MBA from Johns Hopkins University in Management of Technology Concentration (MOT).

DAVID CLARK has been our Senior Vice President of Business Development and a director since July 15, 2004. From October, 2003 to July, 2004 Mr. Clark was President of Nautical Vision, Inc. a market specific image display company where he created and implemented the company's business plan which involved product sourcing, sales and marketing and general management. From June, 2001 to October, 2003 Mr. Clark actively invested in and consulted to a diverse group of companies in addition to being involved in residential development. Mr. Clark was President and CEO of Homebytes.com from November, 1998 to May of 2001, where he was primarily responsible for raising in excess of twenty five million dollars in funding from investors including America Online, FBR Technology Venture Partners, PNC Bank, and Bank of America, as well as being instrumental in the acquisition of a key competitor of Homebytes.com. Prior thereto Mr. Clark was the head of distribution and a director of Take Two Interactive

(NASDAQ:TTWO) which was a result of TTWO's acquisition of Inventory Management Systems, Inc. (I.M.S.I.), of which Mr. Clark was a co-founder and President. Prior to founding I.M.S.I., Mr. Clark held various management positions with Acclaim Entertainment (NASDAQ:AKLM), and the Imagesoft division of SONY Music (NYSE:SNE). Mr. Clark received a B.S. in Business from the State University of New York at Binghamton in 1990.

PETER MOR has been a director since April 2, 2004. Mr. Mor has been the Vice President of Engineering of SONY Corp. since 1999, where he is responsible for research and development of SONY's VAIO Notebook and Desktop PCs, accessories and web based network services. Prior thereto, Mr. Mor has extensive experience in engineering, operations and manufacturing, as well as off-shore manufacturing, international outsourcing and procurement and ODM management. Prior to joining SONY Corp., since 1980 Mr. Mor held various senior positions with AMAX Engineering, AVR Technologies, Fujitsu Computer Products of America, XEROX and QUME. Mr. Mor holds a master's degree in Computer Science from the University of Oregon and a bachelor's degree in Electrical Engineering from National Cheng-Kung University, Taiwan.

LAWRENCE LIANG has been a director since April 2, 2004. Since 1980 Mr. Liang has been the President of Genoa Systems Corporation, a graphics company that developed the flicker free and true color technologies in the late 1980's, the President of Telecom Marketing, a marketing consultant for telecommunications infrastructure, and the President of Cwaves Technology, a wireless LAN/WAN company. Mr. Liang has also worked for IBM's Technology Component Division to help develop semiconductor products and RISC CPU Instruction sets. Mr. Liang also spent five years in IBM's Disk Drive division in Silicon Valley where he held various management positions. Mr. Liang holds a master's degree in Applied Mathematics from New York University.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8- K

(a)  Exhibits

31        Rule 13a-14(a)/15d-14(a) Certifications.

32.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.*

32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

(b) Reports on Form 8-K.

During the quarterly period covered by this report, the Company filed Form 8-K's on each of the dates below pursuant to the Items indicated:

     -    April 2, 2004 pursuant to Items 5 and 7;
     -    April 19, 2004 pursuant to Items 1, 2, 7 and 8; and
     -    June 14, 2004 pursuant to Item 7 (Form 8-K/A).

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



Dated: August 16, 2004                         By:  /S/ DARWIN HU
                                                 -------------------------------
                                               Name:  Darwin Hu
                                               Title: Chief Executive Officer

Dated: August 16, 2004                         By: /S/ STEPHEN YIM
                                                 -------------------------------
                                               Name:  Stephen Yim
                                               Title: Chief Financial Officer