Form 10QSB
period 2004-09-30
SYSCAN IMAGING INC
filed 2004-11-22
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2004

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-27773

                              SYSCAN IMAGING, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

--------------------------------------------------------------------------------
DELAWARE                                                              59-3134518
--------                                                              ----------
--------------------------------------------------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)
--------------------------------------------------------------------------------

                              1772 TECHNOLOGY DRIVE
                           SAN JOSE, CALIFORNIA 95110
          (Address of principal executive offices, including zip code)

                                 (408) 436-9888
                (Issuer's telephone number, including area code)

                              1754 Technology Drive
                           San Jose, California 95110
   (Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's Common Stock, $.001 Par Value, on November 18, 2004, was 23,110,515 shares.

Transitional Small Business Disclosure Format (check one):        Yes |_| No |X|

                              SYSCAN IMAGING, INC.

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

                                                                     Page Number

Item 1. Financial Statements...................................................3
Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................13
Item 3. Controls and Procedures...............................................21

PART II     OTHER INFORMATION

Item 1. Legal Proceedings.....................................................21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........21
Item 3. Defaults Upon Senior Securities.......................................21
Item 4. Submission of Matters to a Vote of Security Holders...................22
Item 5. Other Information.....................................................22
Item 6. Exhibits and Reports on Form 8-K......................................22

Signatures....................................................................22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004

ASSETS
Current assets
   Cash and cash equivalents                                       $    848,923
   Accounts receivables, net                                          1,205,528
   Inventories                                                          347,441
   Prepayments and other current assets                                 353,563
   Due from related parties                                           2,542,516
                                                                   ------------
Total current assets                                                  5,297,971

Fixed assets, net                                                        15,674

Other assets
   Intangible assets                                                     13,493
   Long-term investment                                                 997,692
                                                                   ------------
Total other assets                                                    1,011,185
                                                                   ------------

TOTAL ASSETS                                                       $  6,324,830
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Bank line of credit                                             $    700,000

   Accounts payable and accrued liabilities                             191,643
   Due to related parties                                               548,578
                                                                   ------------
Total current liabilities                                             1,440,221

Stockholders' equity
   Common stock: $0.001 par value; 50,000,000 shares authorized;
      23,110,515 shares issued and outstanding                           23,110
   Additional paid-in capital                                        25,457,237
   Accumulated deficit                                              (20,595,738)
                                                                   ------------
Total stockholders' equity                                            4,884,609
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  6,324,830
                                                                   ============


                  SEE CONDENSED NOTES TO FINANCIAL STATEMENTS.

                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

                                          THREE MONTHS    THREE MONTHS     NINE MONTHS      NINE MONTHS
                                              ENDED           ENDED           ENDED            ENDED
                                          SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                              2004            2003            2004             2003
                                          -------------------------------------------------------------
NET SALES                                 $  1,954,684    $  1,729,405    $  4,435,632     $  4,454,362

COSTS OF SALES                               1,303,624       1,196,584       2,958,923        3,178,225
                                          -------------------------------------------------------------

GROSS PROFIT                                   651,060         532,821       1,476,709        1,276,137

OPERATING EXPENSES
   Selling and marketing expenses              140,904         144,866         507,341          387,787
   General and administrative expenses         261,425         110,014         602,581          341,047
   Research and development expenses           196,884         160,045         427,581          377,257
                                          -------------------------------------------------------------
Total operating expenses                       599,213         414,925       1,537,503        1,106,091
                                          -------------------------------------------------------------

OPERATING EARNINGS (LOSS)                       51,847         117,896         (60,794)         170,046

Other income                                     1,527         215,780           4,673          552,221
                                          -------------------------------------------------------------

NET EARNINGS (LOSS) BEFORE TAXES                53,374         333,676         (56,121)         722,267

Provision for income taxes                          --              --             800              800
                                          -------------------------------------------------------------

NET EARNINGS (LOSS)                       $     53,374    $    333,676    $    (56,921)    $    721,467
                                          =============================================================

EARNINGS (LOSS) PER SHARE                 $         --    $       0.17    $         --     $       0.38
                                          =============================================================

WEIGHTED AVERAGE SHARES OUTSTANDING         23,110,510       1,907,575      16,017,882        1,904,290
                                          =============================================================


                  SEE CONDENSED NOTES TO FINANCIAL STATEMENTS.

                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                          2004             2003
                                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss)                                                $    (56,921)    $    721,467
   Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities
   Depreciation                                                              6,430            5,032
   Changes in assets and liabilities
      (Increase) decrease accounts receivables                             893,754         (213,782)
      (Increase) decrease in inventories                                  (147,891)        (302,491)
      (Increase) decrease in other current assets                         (330,771)         126,959
       Increase (decrease) in accounts payables and other accruals        (253,835)          33,925
                                                                      ------------     ------------
   Net cash flows provided by operating activities                         110,766          371,110

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                    (11,288)              --
                                                                      ------------     ------------
Net cash flows used in investing activities                                (11,288)              --

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances under bank line of credit                                      700,000               --
   Advances (repayments) - related party payables                         (942,472)          64,213
   (Advances) repayments - related party receivables                       (27,905)         336,188
                                                                      ------------     ------------
Net cash flows provided by (used in) financing activities                 (270,377)         400,401
                                                                      ------------     ------------

Increase (decrease) in cash and cash equivalents                          (170,899)         771,511

Cash and cash equivalents, beginning of period                           1,019,822          333,611
                                                                      ------------     ------------

Cash and cash equivalents, end of period                              $    848,923     $  1,105,122
                                                                      ============     ============

CASH PAID FOR:
   Interest                                                                     --               --
   Income taxes                                                                 --               --


                  SEE CONDENSED NOTES TO FINANCIAL STATEMENTS.

                              SYSCAN IMAGING, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 1 - BACKGROUND, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

On April 2, 2004, Syscan Imaging, Inc. (formerly known as "BankEngine Technologies, Inc." and referred to herein as the "Company") completed its acquisition of 100% of the issued and outstanding capital stock of Syscan, Inc., pursuant to a Share Exchange Agreement ("Agreement") dated March 29, 2004. Pursuant to the Agreement, the sole stockholder of Syscan, Inc., Syscan Imaging Limited, received 18,773,514 post-reverse split shares of the Company's common stock in exchange for all of the issued and outstanding capital stock of Syscan, Inc. In connection with the issuance of the Company's common stock to Syscan Imaging Limited, Syscan Imaging Limited beneficially became the owner of 81.2% of the issued and outstanding securities of the Company.

Upon completion of the reverse acquisition, the Company changed its name to Syscan Imaging, Inc. and effectuated a 1-for-10 reverse split of its common stock. Pursuant to the Agreement, the following persons were appointed to the Company's board of directors: Darwin Hu, Wai Cheung, Peter Mor and Lawrence Liang. Michael Xirinachs resigned as Chairman and Chief Executive Officer, and remained director of the Company until his resignation on July 19, 2004. Concurrent with the closing on April 2, 2004, the Board of Directors of the Company appointed Darwin Hu as the Company's President and Chief Executive Officer, Stephen Yim as the Company's Chief Financial Officer and William Hawkins as the Company's Chief Operating Officer and Secretary. A more detailed description of this transaction is set forth in the Company's Current Report on Form 8-K dated April 2, 2004, filed with the Securities and Exchange Commission on April 19, 2004. These financial statements should be read in conjunction with the Company's Current Report on Form 8-K/A dated April 2, 2004 and filed with the Securities and Exchange Commission on June 14, 2004.

Syscan Inc. was founded in Silicon Valley in 1995 to develop and manufacture a new generation of CIS (CMOS-Complimentary Metal Oxide Silicon) imaging sensor devices. During the late 1990's, the Company established many technical milestones and was granted numerous patents based on their linear imaging technology (Contact Image Sensors). Syscan's patented CIS and mobile imaging scanner technology provides very high quality images but at extremely low power consumption, allowing it to manufacture very compact scanners in a form ideally suited for the mobile computer user who needs to scan and/or fax documents while away from their office.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and payable, prepaid expenses and other current assets, amounts due to / from related parties, bank line of credit, and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

RELATED PARTY TRANSACTIONS - A related party is generally defined as: (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

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

The Company's geographic sales as a percent of total revenue were as follows for the nine months ended September 30:

                                     2004          2003
                                   --------      --------
United States                         96%           95%
Europe and others                      3%            5%
Asia Pacific                           1%            0%

Sales to major customers as a percentage of total revenues were as follows for the nine months ended September 30:

                                     2004          2003
                                   --------      --------
Customer A                            38%           15%
Customer B                            20%           10%
Customer C                            13%           40%
Customer D                             9%            7%

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. The Company's customers are concentrated in the industrial/consumer electronics channels and with major original equipment manufacturers. As of September 30, 2004 and 2003, the concentration was approximately 77% (3 customers) and 77% (3 customers), respectively. The loss of any of these customers could have a material adverse effect on the Company's results of operations, financial position and cash flows.

CONCENTRATION OF CREDIT RISK DUE TO SIGNIFICANT VENDORS - For the nine months ended September 30, 2004 and 2003, the Company's purchases of finished scanner imaging products have primarily been concentrated with one (1) vendor that is a subsidiary of the Company's majority stockholder. If this vendor was unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.

CONCENTRATION OF CREDIT RISK DUE TO PRODUCT SALES - For the nine months ended September 30, 2004 and 2003, we had five and two different products, respectively, that each accounted for more than 10% of our sales. If any of these products were to become obsolete or unmarketable and the Company was unable to successfully develop and market alternative products, the Company's business, operating results and financial condition could be adversely affected

INVENTORIES - Inventories consist of finished goods, which are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Provision is made for obsolete, slow-moving or defective items where appropriate. The amount of any provision of inventories is recognized as an expense in the period the provision occurs. The amount of any reversal of any provision is recognized as other income in the period the reversal occurs.

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

REVENUE RECOGNITION - Revenues consist of sales of merchandise including optical image capturing devices, modules of optical image capturing devices, and chips and other optoelectronic products. Revenue is recognized when the product is shipped and the risks and rewards of ownership have transferred to the customer. The Company recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURN ALLOWANCES - The Company presents accounts receivable, net of allowances for doubtful accounts, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at September 30, 2004 was $86,780 or approximately 4.4% of its sales for the quarterly period ended September 30, 2004.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development costs are expensed as incurred.

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of operations, and cash flows for the three and nine months ended September 30, 2004 and 2003. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

NOTE 3 - RELATED PARTY TRANSACTIONS

The following is a summary of significant related party purchase transactions, which were carried out in the normal course of the Company's business, during the nine months ended September 30, 2004 and 2003:

                                                   2004          2003
                                                ----------    ----------

SYSCAN Intervision Limited (purchases)          $2,522,720    $2,745,416
                                                ==========    ==========

SYSCAN Optoelectronics Technology (Shenzhen)
Company Limited (purchases)                     $  520,200    $      630
                                                ==========    ==========

AMOUNTS DUE TO / FROM RELATED PARTIES ARE UNSECURED, INTEREST-FREE AND REPAYABLE ON DEMAND AND CONSISTED OF THE FOLLOWING:

AMOUNTS DUE FROM RELATED PARTIES:
Due from ultimate holding company
Syscan Technology Holdings Limited                          $   345,998
Due from immediate holding company (majority
stockholder)Syscan Imaging Limited                              100,000
Due from various subsidiaries wholly-owned by the
Company's ultimate holding company and/or majority
stockholder                                                   2,096,518
                                                            -----------
                                                            $ 2,542,516
                                                            -----------
AMOUNTS DUE TO RELATED PARTIES:
Due to various subsidiaries that are wholly-owned by the
Company's ultimate holding company and / or majority
stockholder                                                 $   548,578
                                                            ===========

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following:

Machinery                               $  211,301
Furniture and office equipment             696,887
Computer equipment                         183,254
                                        ----------
Total                                    1,091,442
Less accumulated depreciation            1,075,768
                                        ----------
Net book value                          $   15,674
                                        ==========

Depreciation expense charged to operations for the nine months ended September 30, 2004 was $6,430 (2003: $5,032).

NOTE 5 - LONG-TERM INVESTMENT

Long-term investment consists of an equity interest in CMOS Sensor, Inc. ("CMOS"), a California corporation, which is principally engaged in the research and development of infra-red sensors and CMOS sensors. On June 26, 2002, the Company acquired a 100% equity interest in Syscan Laser Technology Ltd. ("Syscan Laser") from Syscan Holdings Limited, for total consideration of $1. At the date of acquisition, Syscan Laser held a 9.7% equity interest (representing 750,000 shares purchased at $0.80 per share) in CMOS. On October 29, 2003, the Company acquired a 100% equity interest in Leadbuilt Technology Limited ("Leadbuilt") from Syscan InterVision Limited, for total consideration of $1. At the date of acquisition, Leadbuilt held a 6.4% (representing 500,000 shares purchased at $0.80 per share) equity interest in CMOS. As a result of both transactions, the Company increased its equity interest in CMOS from 9.7% to 16.1%. The Company is of the opinion that the underlying value of the long-term investment is not less than the carrying value at September 30, 2004. Long-term investment amounted to $997,692 at September 30, 2004.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company is committed under various non-cancelable operating leases, which expire through November 2006. Rent expense charged to operations was approximately $80,000 for the nine months ended September 30, 2004 (2003: $70,000). On August 5, 2004, the Company signed a new lease to increase its occupancy at its U.S. headquarters located in San Jose, California for a term of two years commencing on December 1, 2004 and ending on November 30, 2006. Future commitments for the period December 1, 2004 to November 30, 2005 are $8,821 per month and for the period December 1, 2005 to November 30, 2006 are $9,185 per month.

LINE OF CREDIT - The Company has a line of credit to borrow up to $1,000,000, bearing interest at the rate of prime plus 1%, and secured by substantially all of the assets of the Company. Interest payments are due monthly and all unpaid interest and principal is due in full on August 24, 2005. Upon certain events of defaults as more fully described in the agreement, the variable interest rate increases to prime plus 3%. The Company had $300,000 available for use at September 30, 2004.

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

Options granted under the plans have a maximum term of ten years and shall be at an exercise price that may not be less than 85% of the fair market value of the common stock on the date of the grant. Options are non-transferable and if a participant ceases affiliation with the company for a reason other than death or permanent and total disability, the participant will have 90 days to exercise the option subject to certain extensions. In the event of death or permanent and total disability, the option holder or their representative may exercise the option within one (1) year. Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the plans, subject to applicable securities regulation. The plans may be terminated or amended at any time by the Board of Directors.

The Company has the following options outstanding as of September 30, 2004:

As part of an employment agreement signed in December 2003, the employee received 500,000 options to acquire shares of the company at $.09 per share for a term of 2 years. Following the restructuring of the Company on April 2, 2004, and in connection with the 1-for-10 reverse split, the options were re-issued as 50,000 options to acquire shares at $.90 per share. The estimated fair value of the options on the date of grant using the Black-Scholes option pricing model is $29,526, based on a risk free interest rate of 1.91%, an expected volatility of 100%, an expected life of 2 years and no dividend yield.

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

On April 2, 2004, the Company's Board of Directors authorized the increase in the number of stock options available under the 2002 Stock Option Plan (the "Plan") from 200,000 to 2,200,000. On July 21, 2004, the Company's Board of Directors further authorized the increase in the number of stock options available under the 2002 Stock Option Plan from 2,200,000 to 3,200,000. The subject increases are subject to stockholder ratification at the next annual or special meeting of stockholders, which has not been obtained as of the date of this filing.

On April 13, 2004, the Company's Board of Directors authorized an aggregate of 1,700,000 options under the Plan to certain individuals at $1.50 per share, and expiring through April 2014. These options were canceled by the Board of Directors on May 7, 2004. On July 21, 2004, the Company's Board of Directors further authorized an aggregate of 2,200,000 options under the 2002 Stock Option Plan to be issued to certain individuals at $2.00 per share and expiring through July 2014. The grant of the above options are subject to stockholder ratification of the Company's increase in the number of stock options available for grant under the Plan. The Company plans to obtain stockholder approval at its annual or special meeting of stockholders, which has not yet been scheduled as of the date of this filing.

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

      o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2004 compared to the same periods in 2003. A brief description is provided of transactions and events, including related party transactions, that impact the comparability of the results being analyzed.

      o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the nine months ended September 30, 2004.

The following management's discussion and analysis should be read in conjunction with our consolidated audited financial statements for the fiscal years ended December 31, 2003 and 2002 and related notes to those financial statements and our unaudited financial statements for the fiscal quarter ended September 30, 2004, and related notes to those financial statements. The following information relates solely to the business of Syscan Imaging, Inc. and not the business of BankEngine, which for all intents and purposes was discontinued as an operating entity prior to the reverse merger with Syscan, Inc.

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

On April 2, 2004, Syscan Imaging, Inc. (formerly known as "BankEngine Technologies, Inc." and referred to herein as the "Company") completed its acquisition of 100% of the issued and outstanding capital stock of Syscan, Inc., pursuant to a Share Exchange Agreement ("Agreement") dated March 29, 2004. Pursuant to the Agreement, the sole stockholder of Syscan, Inc., Syscan Imaging Limited, received 18,773,514 post-reverse split shares of the Company's common stock in exchange for all of the issued and outstanding capital stock of Syscan, Inc. In connection with the issuance of the Company's common stock to Syscan Imaging Limited, Syscan Imaging Limited beneficially became the owner of 81.2% of the issued and outstanding voting securities of the Company.

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

Our wholly-owned operating subsidiary, Syscan, Inc. ("SI"), was incorporated on May 1, 1995, under the laws of the State of California and is headquartered in San Jose with additional strategic offices in Arnhem (the Netherlands) and Hong Kong. Our majority stockholder is Syscan Technology Holdings Limited, which is the sole stockholder of Syscan Imaging Limited. Syscan Technology Holdings Limited is a publicly-held company incorporated in Bermuda whose shares are listed on The Growth Enterprise Market of The Stock Exchange of Hong Kong Limited.

Our strategy is to expand our image capture product line and technology while leveraging our assets in other areas of the imaging industry. We are actively shipping five image capture products under the Travel Scan marquee or their OEM counterparts. The Travel Scan series features portable lightweight scanning in color and black & white with low power consumption that requires no power adapter. The 2300U-USB is a 300dpi A4 scanner which represented approximately 3.8% of our sales during the nine months ended September 30, 2004. The 464, like the 2300 series, is an A4 scanner with 600dpi resolution as opposed to 300dpi resolution. The 464 is currently our most popular product and represented approximately18% of our sales during the nine months ended September 30, 2004. The 662 has an A6 scanning area ideal for photos, checks, passports and various identification cards. The 662 is our first product geared towards, and being implemented in, the fast growing security industry. The 662 is our fastest growing product and represented approximately 12% of our sales during the nine months ended September 30, 2004. Our fifth product representing approximately 3% of our sales during the nine months ended September 30,

2004, is the 860 Business Card reader. A different version of the 860 represents approximately 9.7% of our 860 Business Card reader sales on the product and was specifically designed and created for one of our customers that accounts for approximately 83% of the worldwide Business Card reader sales. In addition to the Travel Scan product line, we also manufacture and sell the Contact Image Sensor Modules that we use in our products and separately as a component to other manufacturers. The manufacturers that we sell our modules to integrate our modules into their products, including check and currency scanners, copiers, and fax machines, and resell the finished product to the retailer.

We intend to expand our image capture product line with three new products, two of which we intend to release during the fourth quarter of 2004 and a third product which we intend to release in early 2005. The first product is a high-quality true-duplex high-speed A4 scanner in which our customers have expressed interest. Two premier brands have formally agreed to partner with us in the product launch. The second product is an Optical Character Recognition
(OCR) pen scanner that can be used for many applications, including the ability to offer not only text capture but also text to speech functionality. The third product, an A6 scanner, follows in the footsteps of the current 662 but is high speed and true duplex, allowing image capture of both sides of a two-sided document simultaneously. With the growing concerns over Homeland Security and the implementation of the Patriot Act in the United States, we believe this product has the ability to address these evolving security requirements and needs. We believe that this product not only addresses today's security scanning needs, but also anticipates the proliferation of new technologies such as digital watermarking.

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

While we continue to grow our presence in image capture technology, we have begun creating, through research and development, new technology solutions for the substantially larger, image display market. More specifically we are creating products and technologies to accent and enhance the Liquid Crystal Display (LCD) television market. Our first image display product, expected to be available for delivery during the fourth quarter of 2004 is the Syscan View Tech image/video display processor. The View Tech control board is a highly integrated, high performance video processor that combines state-of-the-art scaling and video processing techniques for displaying analog and digital video/graphics on a LCD-TV/DTV display. We believe that this product will provide advanced image processing that will greatly enhance LCD display quality. Its state-of-the-art design incorporates a system-on-chip (SOC) that improves any pixilated multimedia video. The next product/technology that we are developing is a Light Emitting Diode (LED) backlighting solution to replace the industries current standard Cold Cathode Fluorescent Lamp (CCFL). The principal behind this technology is related to the proprietary technology used in our image capture products. The benefits are substantial, including longer life, higher dimming ratio, sharper contrast, and near high definition resolution without filters, all at a performance value.

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

REVENUE RECOGNITION

      Revenues consist of sales of merchandise, including optical image capturing devices, modules of optical image capturing devices, and chips and other optoelectronic products. Revenue is recognized when the product is shipped and the risks and rewards of ownership have transferred to the customer. We recognize shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

      We present accounts receivable, net of allowances for doubtful accounts, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

INTANGIBLE AND LONG-LIVED ASSETS

      We evaluate our intangible assets and long-lived assets, which represent goodwill, long-term investments, and fixed assets, for impairment annually and when circumstances indicate the carrying value of an asset may not be recoverable. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. We do not believe any impairment exists for any of these types of assets as of September 30, 2004.

INCOME TAXES

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS" No. 109), "Accounting for Income Taxes," whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

CONTINGENCIES

      Currently, there are no outstanding legal proceedings or claims, other than that disclosed in Note 6 of the Consolidated Financial Statements. The outcomes of potential legal proceedings and claims brought against us are subject to significant uncertainty. SFAS 5, ACCOUNTING FOR CONTINGENCIES, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or results of operations.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003

REVENUE

      Product revenues increased to $1.955 million for the three months ended September 30, 2004 from $1.729 million for the same period in fiscal 2003, an increase of $226,000 or approximately 13.0%. Product revenues decreased slightly to $4.436 million for the nine months ended September 30, 2004 from $4.454 million for the same period in fiscal 2003, a decrease of $18,000 or approximately 1.0%. The increase for the three months ended September 30, 2004 is primarily attributable to sales of our Travel Scan 662 and associated OEM products geared towards the growing ID card verification and documentation market. The decrease in revenues for the nine months ended September 30, 2004 as compared to the same period in fiscal 2003 is the result of delayed new product introductions. Scanner products and imaging modules comprised approximately 99% of our revenues during each of these periods. Our revenue mix has been gradually trending towards the Value Added Reseller (VAR) and small office home office
(SOHO) markets, which is a result of our efforts to appeal to customers in these sales channels.

COST OF SALES

      Cost of goods sold (COGS) includes all direct costs related to the transfer of scanners, imaging modules and services related to the delivery of those items manufactured in China. A relatively small percentage (< 1%) of COGS is due to engineering services provided by us. COGS was approximately 67% for each of the three and nine month periods ended September 30, 2004 compared to 69% and 71%, respectively, for the same periods in 2003. COGS decreased as a percentage of revenues for each of the three and nine months ended September 30, 2004 as compared to the same periods during September 30, 2003 primarily as a result of higher gross margins and better pricing elasticity than projected. We anticipate that our COGS may increase during the remainder of the fiscal year ended December 31, 2004 as a result of higher source costs from Mainland China as market insecurities and higher fuel prices persist.

GROSS PROFIT

      Gross profit increased to $651,000 or 33.3% of net revenues for the three months ended September 30, 2004 from $533,000, or 30.8% of net revenues for the same period in fiscal 2003. Gross profit increased to $1.477 million, or 33.3% of net revenues for the nine months ended September 30, 2004 from $1.276 million or 28.6% of net revenues for the same period in fiscal 2003. The increase in gross profit for the three and nine months ended September 30, 2004 as compared to the same periods in fiscal 2003 is the result of an increase in sales mix to the VAR and SOHO markets, which are higher-margin revenue sources for us. We anticipate that it will be difficult to maintain our gross profit margins as our main supplier's source costs and logistics costs are projected to rise through the year ended December 31, 2004, which will result in our paying higher prices for the purchase of our products.

SELLING AND MARKETING

      Selling and marketing expenses include payroll, employee benefits and other costs associated with sales, marketing and account management personnel. Other direct selling and marketing costs include market development funds and promotions (retail channels only), tradeshows, website support costs, warehousing, logistics and certain sales representative fees. Selling and marketing expenses decreased to $141,000 for the three months ended September 30, 2004 from $145,000 for the same period in fiscal 2003, only a slight decrease of $4,000 or approximately 2.8%. Selling and marketing expenses increased to $507,000 for the nine months ended September 30, 2004 from $388,000 for the same period in fiscal 2003, an increase of $119,000 or approximately 31%. The changes for the three and nine months ended September 30, 2004 are primarily attributable to changes in staffing and marketing activities related to the display imaging (LCD panel) group.

GENERAL AND ADMINISTRATIVE

      General and administrative costs include payroll, employee benefits, and other headcount-related costs associated with the finance, legal, facilities and certain human resources, as well as legal and other professional and administrative fees. General and administrative expenses more than doubled to $261,000 for the three months ended September 30, 2004 from $110,000 for the same period in fiscal 2003, an increase of $151,000 or approximately 137%. General and administrative expenses increased to $603,000 for the nine months ended September 30, 2004 from $341,000 for the same period in fiscal 2003, an increase of $262,000 or approximately 77%. The increases for the three and nine months ended September 30, 2004 are primarily attributable to additional personnel costs in China, outside fees incurred in connection with our public listing compliance expenses and the addition of senior financial management personnel.

OTHER INCOME (EXPENSE)

      Our other income for the three and nine months ended September 30, 2004 were minimal and during the same period of 2003, other income primarily consisted of collection of a former receivable written off and sale of inventory previously considered slow-moving.

PROVISION FOR INCOME TAXES

      There is no provision for federal or state income taxes due to the Company's available net operating loss carryforwards. Provision for income taxes represents the minimum franchise tax due in the State of California.

RELATED PARTY TRANSACTIONS

      We purchase significantly all of our finished scanner imaging products from the parent company of our majority stockholder, Syscan Technology Holdings Limited ("STH"). Our Chairman and CEO, Darwin Hu, is the CEO of STH, and beneficially owns approximately 5.33% of the issued and outstanding capital stock of STH. The following is a summary of significant related party transactions, which were carried out in the normal course of the Company's business, during the nine months ended September 30, 2004 and 2003:

The table below reflects purchases of finished scanning imaging products made by us during the nine month periods ended September 30, 2004 and 2003 from affiliated parties.

                                                     2004          2003
                                                  ----------    ----------

SYSCAN Intervision Limited, a wholly-owned
subsidiary of STH (purchases)                     $2,522,720    $2,745,416
                                                  ==========    ==========

SYSCAN Optoelectronics Technology (Shenzhen)
Company Limited, a wholly-owned subsidiary of
STH (purchases)                                     $520,200          $630
                                                  ==========    ==========

AMOUNTS DUE TO/FROM RELATED PARTIES ARE UNSECURED, INTEREST-FREE AND REPAYABLE ON DEMAND AND CONSISTED OF THE FOLLOWING:

AMOUNTS DUE FROM RELATED PARTIES:

Due from STH                                                 $   345,998

Due from Majority Stockholder                                    100,000

Due from various subsidiaries wholly-owned by STH              2,096,518
                                                             -----------
                                                             $ 2,542,516
                                                             ===========
AMOUNTS DUE TO RELATED PARTIES:

Due to various subsidiaries that are wholly-owned by STH     $   548,578
                                                             ===========

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to approximately $849,000 as of September 30, 2004 compared to approximately $1,020,000 as of December 31, 2003, a decrease of approximately 17.0%. Working capital at September 30, 2004 was approximately $3,860,000 as compared to approximately $3,940,000 at December 31, 2003, a decrease of approximately 2%. The decrease in cash and working capital is primarily attributable to our prepayment of certain tooling expenses, an increase in legal fees as a result of the acquisition, and trade show expenses.

OPERATING ACTIVITIES. Net cash flows provided by operating activities was $110,766 and $371,110 for the nine months ended September 30, 2004 and 2003, respectively. Net cash provided by operating activities for 2004 primarily reflects cash collections from accounts receivables offset by prepayments for deposits and payments on trade payables and other accruals. Net cash provided by operating activities for 2003 primarily reflects an increase in inventory purchases and accounts payable and other accruals.

INVESTING ACTIVITIES. Net cash flows used in investing activities for the nine months ended September 30, 2004 of $11,288 represents payments made to acquire fixed assets.

FINANCING ACTIVITIES. Net cash flows provided by (used in) financing activities for the nine months ended September 30, 2004 and 2003 was ($270,377) and $400,401, respectively. Cash flows from financing activities represent advances to and / or repayments from related party receivables and payables in the ordinary course of business.

We have a $1,000,000 bank line of credit, which bears interest at prime plus one percent, which is secured by all of our general business assets. The subject bank line of credit had $700,000 outstanding as of September 30, 2004. We believe that our line of credit or other financing arrangements, existing working capital and anticipated cash flows from operations will be adequate to satisfy our operating and capital requirements for the next 12 months at our current run rate and without any further expansion. In order to implement our growth strategy and expansion into the image display area, additional funds will be required.

Our plans for the next twelve months include continuing to increase our presence in the image capture market, heavily investing our resources into the image display market and adding future products and technologies to our current product offerings. Additionally, we intend to seek to identify acquisition candidates in the image capture and display industry that we believe could compliment our business model, improve our competitive positioning and expand our offerings to the marketplace, of which there can be no assurance. In identifying potential acquisition candidates, we will seek to acquire companies with varied distribution channels, rich intellectual property (IP) and high caliber engineering personnel.

To finance our business expansion plans, we plan to aggressively pursue additional sources of funds, the form of which will vary depending on the prevailing market and other conditions, and may include the issuance and sale of debt or equity securities. However, there is no assurance that such additional funds will be available for us to finance our expansion plans. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements as the Company expands its business operations.

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

The Company's geographic sales as a percent of total revenue were as follows for the nine months ended September 30:

                                     2004          2003
                                   --------      --------
United States                         96%           95%
Europe and others                      3%            5%
Asia Pacific                           1%            0%

Sales to major customers as a percentage of total revenues were as follows for the nine months ended September 30:

                                     2004          2003
                                   --------      --------
Customer A                            38%           15%
Customer B                            20%           10%
Customer C                            13%           40%
Customer D                             9%            7%

CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. The Company's customers are concentrated in the industrial/consumer electronics channels and with major original equipment manufacturers. As of September 30, 2004 and 2003, the concentration was approximately 80% (3 customers) and 77% (3 customers), respectively. The loss of any of these customers could have a material adverse effect on the Company's results of operations, financial position and cash flows.

CONCENTRATION OF CREDIT RISK DUE TO SIGNIFICANT VENDORS. For each of the nine month periods ended September 30, 2004 and 2003, the Company's purchases have primarily been concentrated with the wholly-owned subsidiary of our majority stockholder. If this vendor was unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.

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

CHANGES IN INTERNAL CONTROLS.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We from time to time experience routine litigation in the normal course of our business. Other than as previously reported in our Form 10-QSB for the quarterly period ended June 30, 2004, filed with the SEC on August 17, 2004, we are not a party to any material legal proceedings and we do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2004, the Company did not sell any securities.

During the quarter ended September 30, 2004, the Company did not repurchase any of its equity securities. The Company does not currently have in place a repurchase program for the repurchase of its common stock, nor does it have any plans to implement a common stock repurchase program in the near future, if at all.

ITEM 3. DEFAULTS IN SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8- K

(a) Exhibits

31      Rule 13a-14(a)/15d-14(a) Certifications.

32.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.*

32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

(b) Reports on Form 8-K.

      During the quarterly period covered by this report, the Company filed a report on Form 8-K on July 14, 2004 pursuant to Items 4 and 7.

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


Dated: November 22, 2004                       By: /s/ Darwin Hu
                                                   --------------------------
                                               Name:  Darwin Hu
                                               Title: Chief Executive Officer


Dated: November 22, 2004                       By: /s/ Stephen Yim
                                                   --------------------------
                                               Name:  Stephen Yim
                                               Title: Chief Financial Officer