Form 10KSB
period 2004-12-31
SYSCAN IMAGING INC
filed 2005-03-31
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDING DECEMBER 31, 2004
                                                        OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
          FOR THE TRANSITION PERIOD FROM            TO           .

                        COMMISSION FILE NUMBER 000-25839

                              SYSCAN IMAGING, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   59-3134518
      (State or other jurisdiction                       (IRS Employer
   of incorporation or organization)                 Identification number)

  1772 TECHNOLOGY DRIVE, SAN JOSE, CA                        95110
(Address of Principal Executive Offices)                   (Zip Code)

                                  408-436-9888
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------- --------------------------------------------
Common Stock, $.001 par value                   OTC Bulletin Board

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  |X|           NO  |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         Issuer's revenues for fiscal year 2004 were $6,057,821.

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6,505,500 as of March 24, 2005 (based on the closing price for such stock as of March 24, 2005).

 Indicate the number of shares outstanding of each of the issuer's classes of common stock:

            CLASS                            OUTSTANDING AT DECEMBER 31, 2004
---------------------------------------- ---------------------------------------
     Common Stock, $.001 par value                      23,110,515

                                     PART 1

                   SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

         Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Description of Business" in this Annual Report on Form 10-KSB are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

         In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results.

ITEM 1.  BUSINESS

GENERAL

         Syscan Imaging, Inc. (formerly known as "BankEngine Technologies, Inc." and referred to herein as "Syscan" or "Company") develops, designs and delivers imaging technology solutions offering businesses and consumers market-leading USB powered mobile imaging scanning solutions that facilitate the way information is stored, shared and managed in business and personal use. We market and distribute our products indirectly through a global network of resellers, system integrators, value-added resellers, and distributors; and directly to businesses and consumers through a dedicated direct sales force. Our products may be viewed on our website at www.syscaninc.com. We believe that the value of our mobile image scanning solutions is best realized in vertical markets that are information and process intensive, such as healthcare, security, financial services, legal and government.

         Syscan has developed its business model around intellectual property
(IP) driven products sold primarily to Private Label brands, Value-Added-Reseller (VAR's) and Original Equipment Manufacturer's (OEM's). Our core experience, expertise, and resources lend themselves to developing new technology solutions and implementing them into useable finished products. Going forward we plan on leveraging our current IP and these core competencies in other areas of the imaging market. To that end we have allocated certain resources over the past year to exploiting various crossover technologies to the LCD display technology arena and have accordingly filed related patent applications.

         Our corporate headquarters and executive offices are located at 1772 Technology Drive, San Jose, California 95110. Our telephone number is 408-436-6151. We have additional offices in Arnhem, NL and Shenzhen, China. Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Proxy Statements relating to our annual meetings of stockholders, Current Reports on Form 8-K and amendments to these reports are available free of charge on our website at www.syscaninc.com, as well as from the SEC's website at www.sec.gov.

BACKGROUND

         On April 2, 2004, Syscan Imaging, Inc. completed its acquisition of 100% of the issued and outstanding capital stock of Syscan, Inc., pursuant to a Share Exchange Agreement ("Agreement") dated March 29, 2004. Pursuant to the Agreement, the sole shareholder of Syscan, Inc., Syscan Imaging Limited, received 18,773,514 post-reverse split shares of our common stock in exchange for all of the issued and outstanding capital stock of Syscan, Inc. In connection with the issuance of our common stock to Syscan Imaging Limited, Syscan Imaging Limited beneficially became the owner of 81.2% of our issued and outstanding voting securities.

         Upon completion of the reverse acquisition, we changed our name to Syscan Imaging, Inc. and effectuated a 1-for-10 reverse split of our common stock.

         Our wholly-owned subsidiary, Syscan Inc., was founded in Silicon Valley in 1995 to develop and manufacture a new generation of CIS (CMOS-Complimentary Metal Oxide Silicon) imaging sensor devices. During the late 1990's, the company established many technical milestones and was granted numerous patents based on their linear imaging technology (Contact Image Sensors). Our patented CIS and mobile imaging scanner technology provides very high quality images but at extremely low power consumption, allowing us to deliver very compact scanners in a form ideally suited for the mobile computer user who needs to scan and/or fax documents while away from their office.

         This "enabling" technology is found in a variety of applications such as document management, ID card and passport security scanners, bank note/check verification, business card readers, scanning 2D bar codes and optical mark readers used in lottery terminals. We have grown to be one of the largest OEM -- private label manufacturers of mobile scanning systems and contact image sensor modules for a large number of major brands such as PENTAX, COREX, VISIONEER, DATACOLOR, DIGIMARC, SCANSOFT, NORTEK and OMRON. Our vertically integrated design and manufacturing model allows rapid time-to-market for these leading companies. Our manufacturing is completed in China by a wholly-owned subsidiary of the parent company of our majority stockholder, which provides a low-cost manufacturing base for these industrial and consumer products.

MARKET OPPORTUNITY

         IMAGE SCANNING
         In the past decade, information has become an increasingly important source of capital for businesses and enterprises, and the speed and sophistication of information exchange is often a defining characteristic of the most successful entities worldwide. Many organizations define their strategy, assess their ability to compete and manage their customer relationships based on the quality, diversity and availability of their information products, services and resources. The medium and optimal format for vital business information is wide and varied, and includes paper, electronic files and Web content.

         Confronted by exponentially increasing information through more and more channels, consumers and business personnel employ a variety of resources for retrieving information, conducting transactions and performing their jobs. The Internet and related corporate infrastructure have emerged as a powerful global communications network and channel for business. These electronic systems have fundamentally changed the way organizations and consumers obtain information, communicate, purchase goods and conduct business.

         Businesses around the world share a common motivation to improve operating efficiency and enhance customer service. Customer satisfaction, employee productivity and company operating results can often be linked to an organization's ability to effectively manage, utilize and communicate information.

         We believe there is a significant opportunity for our solutions to help simplify the way people access, share, manage and use information in business and in daily life. Our strategy is to deliver premier, comprehensive imaging technologies. Our imaging solutions eliminate the need to manually reproduce documents, automate the integration of documents into business systems, and enable the use of electronic documents and forms over the Internet, through mobile faxing and other business applications. Our products and technologies deliver a measurable return on investment to our customers.

IMAGE DISPLAY

         The television has over time revolutionized the way the masses worldwide live their lives. It provides an audiovisual experience that delivers information and entertainment directly into our homes and businesses. Since its introduction in 1930's the TV has become a ubiquitous part of life for the majority worldwide. In 1936 there were a mere 200 TV sets in use world-wide, by 1945 that number had risen to approximately 7,000 in the United States alone and by 1948 the number of TV's in use in the US surpassed one million. An estimated 180 million TV's were sold world wide in 2004.

         Since its introduction the mechanics of the TV have changed very little relying in large part on the Cathode Ray Tube (CRT). This technology provided the best picture but weight and bulkiness became limiting factors to screen size toping out at around forty inches. It was the introduction of the VCR that primarily drove the demand for larger screen sizes in order to bring the movie theater experience into the home. In response to this demand various types of projection models were introduced. Originally the projection models solved the screen size issue but the picture quality and viewing angel could not match that of the CRT models and they were still bulky taking up valuable floor space.

OUR MARKETS AND SOLUTIONS

         We are the leading manufacturer of USB powered mobile image scanning devices that allow users to incorporate images and documents in digital applications, systems and devices. Our products and technologies automate manual processes and help enterprises, professionals and consumers increase productivity, reduce costs and save time. We currently deliver premier, comprehensive technologies and products in the imaging scanning market and plan to expand our business to include new technologies based on our current patented IP and products for the image display market, specifically the LCD TV market.

OVERVIEW OF IMAGE SCANNING MARKET

         The Internet has changed many things, including the way people create and share information. The ease and popularity of email has reduced people's dependency on fax machines and postal service, while magazines and newspapers now deliver as much information through Web-based material as they do in print. Almost every office worker and many consumers at home use a computer, and a vast majority of those are connected to the Internet or a network. Despite advances in technology and networks, businesses are still confronted with productivity challenges associated with creating, sharing and working with documents

         We believe there is a market opportunity for mobile image scanners that maximize value and efficiency for information and documents processes. Our imaging solutions simplify the way businesses and consumers store and share documents.

         Despite the broad use of computing systems in enterprises, the majority of business information is still maintained in paper form. The proliferation of PDF as a digital document standard has allowed for the simple scanning, storage and sharing of important documents. Enterprises, workgroups and individuals seek solutions that integrate paper and static PDF documents into their business processes, allowing them to automate the way they store, use and share information. From printing, signing, scanning, sending and then storing important documents to scanning various pictures and graphs for use in a power point presentation image scanning has become a viable enhancement to paper storage. Our solutions are used in professional office settings, particularly in the government, legal, finance, real estate and education sectors.

DIGITAL PAPER MANAGEMENT. As the volume and complexity of corporate data continues to multiply, organizations are increasingly challenged in their efforts to manage all of their paper and digital documents. The wide dispersion of documents makes finding information even more difficult, time-consuming and costly. As a result, businesses need solutions that allow individuals, workgroups or the entire organization to more efficiently organize, find and share business documents.

         Our digital paper management solutions, convert paper into digital documents that can be easily archived, retrieved and shared. Our image scanning devices can be used to preserve an image of a document exactly as it appears on paper. Third party software then automatically indexes the scanned image, so that it can be stored together with other digital documents on a desktop, over a network or within an enterprise content management system. In a single search, users can quickly find scanned documents and existing digital files that match the search criteria.

         These digital documents can then be transferred into email, print and other business applications. This streamlines the flow of documents between workers, decreasing the time and costs associated with managing and using paper documents. Our solutions are packaged with comprehensive third party software that assist the user in moving images into established file systems to simplify the transfer of documents between desktop and enterprise content management systems.

OVERVIEW OF IMAGE DISPLAY MARKET

         The image display market as specifically related to the LCD flat panel display (FPD) TV is evolving at a rapid pace. Various new technologies have been vying for mass acceptance driven predominately by pricing and visual performance. To date Plasma technology has been the leader in delivering a price performance value in the larger screen sizes typically 42" and up. With this technology comes certain long term challenges. While Plasma technology continues to be viable many believe that the LCD format is likely to be the long term leader as the size to price ratios converge. The FPD-TV market is currently in the process of major transition, as several technologies challenge plasma technology as the dominant force in large format displays. This transition, we believe, will happen over the next 24-36 months as the major (tier 1) competitors lead the way. The current market leaders are Samsung, Sony, Sanyo and Toshiba with other 1st tier suppliers being Phillips, LG, Sampo, Panasonic and Hitachi. Some of these tier one competitors compete under different brand names and in collaboration with regional brands in the international markets. The tier 2 competitors add another 15-30 (considering on private label brands) competitors to the already crowded marketplace. In short, there are roughly 30-40 different competitors worldwide in the FPD-TV market worldwide. Several of the tier one suppliers have already announced emerging FPD-TV technology, such as Sony in June 2004 disclosing that it would transition to LCD technology in the coming years and further scheduling the introduction of the first commercially available light-emitting diode (LED) backlit LCD display.

OUR COMPETITIVE STRENGTHS

CORE TECHNOLOGY ASSETS. In recent years, we have developed and acquired technology assets, intellectual property and industry expertise in mobile image capture. A significant investment in capital and time would be necessary to replicate our current capabilities. We continue to invest in the advancement of our technologies to maintain our market leading position and to develop new applications. As of December 31, 2004, we had 8 full-time employees in research and development, and our technologies were covered by 14 issued patents held by us all of which are U.S. patents. Our technology is also covered by 5 issued patents in Taiwan. We also have 3 patent applications currently pending with the US Patent & Trademark Office, 2 of which relate to image display technology and one of which relates to image scanning.

BROAD DISTRIBUTION CHANNELS. We maintain an extensive network of resellers to address the needs of specific markets, such as financial, legal, healthcare and government. We believe that our extensive channel relationships increase the difficulty for competitors to develop a similar channel network and make it difficult for our products to be displaced. In addition, our far-reaching channel network enables us to introduce new products quickly and effectively throughout the global marketplace.

LEADING MARKET SHARE. We are the market leader in USB powered mobile image scanning. Organizations tend to look to established market leading vendors when making product selections. As the established manufacture in our markets, we believe we can target and win more partnership arrangements and new customers than our competition.

INTERNATIONAL FOCUS. Our company's international experience and diverse heritage allow us to efficiently compete on a global basis. We recognize cultural and language benefits in both manufacturing and sales.

OUR STRATEGY

PURSUE HIGH GROWTH MARKETS IN IMAGE SCANNING. We intend to leverage our technologies and market leadership to expand our opportunities in mobile and other markets. We also intend to pursue emerging opportunities to use our technology within consumer devices, and other wide spread devices. To expand our position in mobile image scanning, we intend to introduce new versions of our products and applications; complete new license agreements with customers and partners that will resell our technologies; and make strategic acquisitions that we believe complement our existing solutions and resources in various evolving markets.

EXPAND IMAGE SCANNING SOLUTIONS. We intend to enhance the value of our imaging scanning solutions for enterprises to address the proliferation of security related applications, the expanded use of content management systems, and the widespread adoption of networked multifunction and digital image scanning devices. We intend to introduce new products or new versions of existing products to take advantage of these growth opportunities. We also plan to enhance our software development toolkits so our technologies can be integrated with more third-party solutions.

FOCUS ON SPECIFIC VERTICAL MARKETS. We intend to focus our marketing and sales resources to generate demand and deliver solutions in specific vertical markets. The value of our solutions is best realized in vertical markets that are information and process intensive, such as healthcare, telecommunications, financial services, legal and government. In addition, we intend to offer custom versions of certain applications and products for specific vertical markets such as medical, legal and utilities.

EXPAND WORLDWIDE CHANNELS. We intend to expand our global channel network and build upon our existing distribution channels, especially in Europe, Asia and Latin America. In particular, we intend to replicate our successful North American value-added reseller channel in Europe. Along these lines, we intend to add sales employees in different geographic regions and launch programs and events to help recruit new partners for our channel network.

PURSUE STRATEGIC ACQUISITIONS. We will selectively pursue strategic acquisitions of companies in the image capture and display industry that could compliment our business model, improve our competitive positioning and expand our offerings to the marketplace, of which there can be no assurance. In identifying potential acquisition candidates we will seek to acquire companies with varied distribution channels, rich intellectual property (IP) and high caliber engineering personnel.

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

         For the FPD-TV market, we are concentrating our efforts and investment towards an LCD product that uses LED's as a backlight source. Most of our LCD FPD-TV strategy is leveraged on core technologies and market synergy that we established in the image capture (scanning) market since our scanner devices utilize LED's as a light source, and the precise control of this light source is a critical capability in the performance and ultimate market success of this new technology. In order to meet the competitive requirements, we believe that we will need a collaborator (or partner) that has significant experience in the FPD panel design and tooling. A partner also reduces the time-to-market and overall risk associated with entry into the marketplace.

PRODUCTS

         IMAGE SCANNING PRODUCTS

                  TRAVEL SCAN

         We are actively shipping five image capture products under the Travel Scan marquee or their OEM counterparts. The Travel Scan series features portable lightweight scanning in color and black & white with low power consumption that requires no power adapter. The 2300U-USB is a 300dpi A4 scanner which represented approximately 7% of our sales during the year ended December 31, 2004. The 464, like the 2300 series, is an A4 scanner with 600dpi resolution as opposed to 300dpi resolution. The 464 is currently our most popular A4 product and represented approximately 22% of our sales for the year ended December 31, 2004. The 662 has an A6 scanning area ideal for photos, checks, passports and various identification cards. The 662 is our first product geared towards, and being implemented in, the fast growing security industry. The 662 is our best selling product and represented approximately 45% of our sales during the 12 months ended December 31, 2004. Our fifth product representing approximately 6% of our sales during the 12 months ended December 31, 2004, is the 860 Business Card reader. A different version of the 860 represents approximately 12% of our 860 Business Card reader sales on the product and was specifically designed for one of our OEM customers that maintains the leading market share for this category of products worldwide.

                  CONTACT IMAGE SENSOR (CIS) MODULES

         In addition to the Travel Scan product line, we also design, configure and sell the Contact Image Sensor (CIS) Modules that we use in our products and separately as a component to other manufacturers. These manufacturers, that we sell our modules to, integrate our modules into their products. The product applications typically include check and currency scanners, copiers, and fax machines, and the finished product is resold by the manufacturer to the retailer. The CIS business represented approximately 5% of our overall sales during the 12 months ended December 31, 2004.

                  PRODUCTS IN DEVELOPMENT

         We intend to expand our image capture product line with three new products, each of which we intend to release in 2005. The first product is a high-quality true-duplex high-speed A4 scanner in which our customers have expressed interest. Several OEM and VAR brands have formally agreed to partner with us in the product launch. The second product is an A6 scanner that follows in the footsteps of the current 662 but is high speed and allows true duplex scanning, allowing image capture of both sides of a two-sided document simultaneously. The third product is a specialized security document scanner that utilizes infrared light sources to help in the process of identifying fraudulent or tampered with documents. With the growing concerns over Homeland Security and the implementation of the Patriot Act in the United States, we believe this product has the ability to address these evolving security requirements and needs. We believe that this product not only addresses today's security scanning needs, but also anticipates the proliferation of new technologies such as digital watermarking.

         IMAGE DISPLAY PRODUCTS

                  VIEW TECH CONTROL BOARD

         Our first image display product, expected to be available for delivery during the second half of 2005 is the Syscan View Tech image/video display processor. The View Tech control board is a highly integrated, high performance video processor that combines state-of-the-art scaling and video processing techniques for displaying analog and digital video/graphics on a LCD-TV/DTV display. We believe that this product will provide advanced image processing that will greatly enhance LCD display quality. Its state-of-the-art design incorporates a system-on-chip (SOC) that improves any pixilated multimedia video.

                  FUTURE PRODUCTS

         The next product/technology that we are developing is a Light Emitting Diode (LED) backlighting solution to replace the industries current standard Cold Cathode Fluorescent Lamp (CCFL). The principal behind this technology is related to the proprietary technology used in our image capture products. We believe the benefits of LED backlighting are substantial, including longer life, higher dimming ratio, sharper contrast, and near high definition resolution without filters, all at a performance value.

SALES, DISTRIBUTION AND FULFILLMENT

         We market and distribute our products indirectly through a global network of OEM's, system integrators, value-added resellers and regional distributors.

         We have established relationships with more than 25 channel partners, including leading system vendors, value-added resellers and regional distributors, through which we market and distribute our products and solutions. In image scanning, companies such as Visioneer and Xerox include our technology in their scanners, as well as multifunction devices that combine multiple capabilities.

         In addition our products are sold through a variety of retail and e-tail channels including but not limited to CDW, Ingram Micro, Outpost.com and Fry's Electronics.

MANUFACTURING

         All of our products are manufactured by Syscan Technology Holdings
(STH), the parent company of our majority stockholder. We and STH have established an internal- pricing agreement that is updated on a semi-annual basis. STH serves as the exclusive manufacturer of all current and future image capture products to be produced by us. We believe, for quality control and pricing reasons that this type of relationship is more favorable then could be attained from unaffiliated third-parties. We purchase and provide STH with critical parts and components necessary to manufacture our products.

         STH warrants the products it manufactures for us against defects in material and workmanship for a period of 12 months after the completion of manufacture. After such 12 month period, STH has agreed to provide repair services for the products to us at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products.

         Since STH is the primary manufacturer of all of our current products, if the operations of STH are interrupted or if our orders or orders of other STH clients exceed the manufacturing capabilities of STH, STH may not be able to deliver our products to us on time and we may not be able to deliver our products to our customers on time, which could adversely affect our business, reduce our revenues and significantly harm our relationship with our customers. We have the right at anytime to engage third parties to manufacture some or all of our products.

          We believe that it could take approximately three to six months to secure a third-party manufacturer to supplement STH's manufacturing capabilities and approximately six to twelve months to replace STH as our sole manufacturer. Although we believe that there are a number of third-party manufacturers (other than STH) available to us, we cannot assure that we would be able to secure another manufacturer on terms favorable to us, or at all, or how long it would take us to secure such manufacturing.

SUPPLIERS

        All of the raw materials, parts, components and other items that are required to manufacture our products are purchased by us. We rely on a single or limited number of suppliers for such raw materials, parts, components and other items. Although there are many suppliers for each of these raw materials, parts, components and other items, we are dependent on a limited number of suppliers for many of the significant raw materials and components. We do not have any long-term or exclusive purchase commitments with any of such suppliers. Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain the raw materials and components used in the manufacture of our products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers' orders which could reduce our revenues and adversely affect our relationship with our customers.

PROPRIETARY TECHNOLOGY

         We exploit our proprietary technology, trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain our competitive position. We rely on patent law, copyright law, trade secret laws, secrecy, technical measures, licensee agreements and non-disclosure agreements to protect our technology, trade secrets and other proprietary rights. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business, to maintain a technological advantage over our competitors and to in some cases generate licensing revenue. In this regard, we have obtained patents that directly relate to our products. Our mobile imaging scanning technologies are covered by numerous patents and patent applications owned by us. We currently have 14 issued patents held by us all of which are U.S. patents. Our technology is also covered by 5 issued patents in Taiwan. We also have 3 patent applications currently pending with the US Patent & Trademark Office, 2 of which relate to image display technology and one of which relates to image scanning. These patents expire on various dates between 2017 and 2022.

         We require our employees to execute confidentiality and invention assignment agreements in order to protect our proprietary technology and other proprietary rights. We also rely on trade secrets and proprietary know-how to protect our proprietary rights.

RESEARCH AND DEVELOPMENT

         The market for our products and services is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing client requirements. As a result, we believe that our future growth is highly dependent on the timely and efficient introduction of new and updated products and technology. As of December 31, 2004, we employed or directly contracted 8 people in research and development, 2 of whom are located in international locations. Our employees based in overseas facilities extend our global focus while often lowering our overall cost of research and development. To promote efficiency in our research and development efforts, we have organized the effective use of global development teams and a comprehensively integrated development process. In addition, we have developed and refined our time-to-market process, which contributes to cost-effective resource management while promoting technology sharing across programs.

         Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our clients. Our research and development expenses for the twelve months ending December 31, 2004 and the twelve months ended December 31, 2003 were $528,417 and $799,825, respectively. We expect that we will continue to commit significant resources to research and development in the future, specifically with respect to the LCD market. To date we have not capitalized any research and development expenses and all costs have been expensed as incurred.

INTERNATIONAL OPERATIONS

         Our international operations include research and development, customer support and sales and marketing. Our international research and development is conducted in the US and China. Additionally sales and support offices are located in the US, the Netherlands and China to support our current international customers and to expand our international revenue opportunities.

         Geographic revenue classification is based on the country in which the sale is invoiced. Revenue for the twelve months ended December 31, 2004 was 93% North America and 7% international, versus 80% North America and 20% international for the year ended December 31, 2003.

         Additional financial information relating to foreign and domestic sales and operations for each of the twelve months ended December 31, 2004 and the year ended in the period ended December 31, 2003 is set forth in Note 1, " Geographic Sales and Significant Customers," of the Notes to Consolidated Financial Statements.

COMPETITION

         There are a number of companies that develop or may develop products that compete in our targeted markets; however, currently there is no one company that competes with us in all of our product areas. The individual markets in which we compete are highly competitive, and are subject to rapid technology changes. Within image capture, we compete directly with Plustek, Mustek and Silitek. Within Image Display, we will compete with Sony, Samsung, Sharp, Sanyo and Phillips. In image scanning, we compete with numerous companies, some of which are our private label partners. In addition, a number of smaller companies in both image scanning and image display technologies are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers. Most of our competitors in each of the markets in which we compete have significantly greater financial, technical and marketing resources than us. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of products than we do.


EMPLOYEES

         As of December 31, 2004, we employed 18 people on a full-time basis, 12 in the United States and 6 internationally. Of the total, 8 were in product research and development, 2 in sales and marketing, 4 in operations and support, and 4 in finance and administration. From time-to-time, as the need arises, we contract with STH for the use of certain of their R&D and engineering personnel. None of our employees located in the United States or internationally are represented by unions or collective bargaining agreements. We have experienced no work stoppages and believe that our employee relations are good. We have utilized the services of consultants, third-party developers, and other vendors in our sales, development, manufacturing activities and finance and administration functions.

RECENT FINANCINGS

         On March 15, 2005, we sold $1,865,000 of our Series A Convertible Preferred Stock to institutional and accredited retail investors in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "SECURITIES ACT"). We intend to use the net proceeds from the financing for sales, marketing, research and development and for working capital and general corporate purposes. Starboard Capital Markets, LLC, an NASD member firm, acted as placement agent in the sale of the Preferred Stock, for which it received $186,500 in commissions and 186,500 warrants to purchase shares of our common stock, par value $.001 per share ("COMMON STOCK") at an exercise price equal to $1.00 per share. We also paid legal fees of $25,000 to counsel for the Investors. The net proceeds of this offering to the Company after the payment of commissions, fees and other expenses of the offering were approximately $1,653,500.

         In connection with the financing, we also issued to the purchasers common stock purchase warrants (the "WARRANTS") to purchase up to an aggregate of 932,500 shares of our Common Stock at an exercise price of $2.00 per share. The Warrants are exercisable for a period of five years from the date of issuance. We have agreed, pursuant to a registration rights agreement, to register the shares of Common Stock issuable upon conversion of the Preferred Stock and upon exercise of the Warrants with the Securities and Exchange Commission ("REGISTRATION RIGHTS AGREEMENT").

         The following describes certain of the material terms of the financing transaction with the purchasers. The description below is not a complete description of the material terms of the financing transaction and is qualified in its entirety by reference to the agreements entered into in connection with the financing which have been included as exhibits to this Annual Report.

         PREFERRED STOCK CONVERSION RIGHTS. All or any portion of the stated value of Preferred Stock outstanding may be converted into common stock at anytime by the purchasers. The initial fixed conversion price of the preferred stock is $1.00 per share ("CONVERSION PRICE"). The Conversion Price is subject to anti-dilution protection adjustments, on a weighted average basis, at anytime that the preferred stock is outstanding and prior to the effective date of the registration statement required to be filed pursuant to the Registration Rights Agreement, upon our issuance of additional shares of Common Stock, or securities convertible into Common Stock, at a price that is less than the then Conversion Price.

         DIVIDENDS. The Preferred Stock shall accrue dividends at a rate of 5% per annum, payable semiannually on July 1 and January 1 in cash, by accretion of the stated value or in shares of Common Stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Preferred Stock or to pay for dividends in cash or in shares of Common Stock, shall be at our discretion.

         REDEMPTION. On March 14, 2008 (the "REDEMPTION DATE"), all of the outstanding Preferred Stock shall be redeemed for a per share redemption price equal to the stated value on the Redemption Date (the "REDEMPTION PRICE"). The Redemption Price is payable by us in cash or in shares of Common Stock at our discretion and shall be paid within five trading days after the Redemption Date. In the event we elect to pay all or some of the Redemption Price in shares of Common Stock, the shares of Common Stock to be delivered to the purchasers shall be valued at 85% of the fifteen-day volume weighted average price of the Common Stock on the Redemption Date.

         RIGHT TO COMPEL CONVERSION. If, on any date after March 14, 2006, (A) the closing market price for a share of Common Stock for ten (10) consecutive trading days equals at least $4.00 (subject to adjustment for certain events), and (B) the average reported daily trading volume during such ten-day period equals or exceeds 100,000 shares, then we shall have the right, at our option, to convert, all, but not less than all, of the outstanding shares of Preferred Stock at the Conversion Price; provided that the Registration Statement shall be effective at all times during such 10-day period and during the 30-day notice period to the purchasers.

         WARRANT TERMS. The Warrants grant purchasers the right to purchase up to an aggregate of 932,500 shares of our Common Stock at an exercise price of $2.00 per share. The Warrants expire on March 14, 2010 and must be exercised by the payment of cash, except if there is no effective registration statement covering the resale of the shares of Common Stock underlying the Warrants, at which time a holder thereof may exercise their Warrants on a cashless basis.

         RESTRICTIONS ON CONVERSION OF PREFERRED STOCK AND EXERCISE OF WARRANT. No individual Investor is entitled to receive shares upon payment of dividends on the Preferred Stock, or upon conversion of the Preferred Stock held by such purchaser if such receipt would cause such purchaser to be deemed to beneficially own in excess of 4.999% of the outstanding shares of our Common Stock on the date of issuance of such shares (such provision may be waived by such Investor upon 61 days prior written notice to us). In addition, no individual purchaser is entitled to receive shares upon payment of dividends on the Preferred Stock, or upon conversion of the Preferred Stock held by such Investor if such receipt would cause such purchaser to be deemed to beneficially own in excess of 9.999% of the outstanding shares of our Common Stock on the date of issuance of such shares (such provision may be waived by such Investor upon 61 days prior written notice to us).

         None of the individual holders of the Warrants are entitled to exercise any such Warrant held by them, if such exercise would cause such holder to be deemed to beneficially own in excess of 4.999% of the outstanding shares of our Common Stock on the date of issuance of such shares

         REGISTRATION RIGHTS. Pursuant to the terms of a Registration Rights Agreement between us and the purchasers, we are obligated to file a registration statement on Form SB-2 (or if Form SB-2 is not available another appropriate form) registering the resale of shares of our Common Stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. We are required to file the registration statement within 40 days of March 15, 2005 and have the registration statement declared effective within 120 days of March 15, 2005. If the registration statement is not timely filed, or declared effective within the timeframe described, or if the registration is suspended other than as permitted, in the Registration Rights Agreement, we will be obligated to pay each purchaser a fee equal to 1.0% of such Investor's purchase price of the Preferred Stock during the first 90 days, and 2.0% for each 30 day period thereafter (pro rated for partial periods), that such registration conditions are not satisfied.

         RIGHT OF FIRST REFUSAL. Subject to certain conditions, we have granted the purchasers a right of first refusal, for a period of one (1) year from the effective date of the registration statement required to be filed in connection with this transaction, to participate in any subsequent financing that we conduct.

         VOTING RIGHTS. Holders of the Preferred Stock shall have no voting rights. However, so long as any shares of Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the shares of the Preferred Stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend the Series A Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation senior to or otherwise PARI PASSU with the Preferred Stock, (c) amend our certificate or articles of incorporation or other charter documents so as to affect adversely any rights of the holders of the Preferred Stock, (d) increase the authorized number of shares of Preferred Stock, or (e) enter into any agreement with respect to the foregoing.

         LIQUIDATION PREFERENCE. Upon any liquidation, dissolution or winding up of the company, whether voluntary or involuntary (a "LIQUIDATION"), the holders of the Preferred Stock shall be entitled to receive out of our assets, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the stated value per share before any distribution or payment shall be made to the holders of any of our securities with rights junior to the Preferred Stock, and if our assets shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Preferred Stock shall be distributed among such holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

         In February 2004, we sold 50,000 shares of our common stock at a price of $1.00 per share to one accredited investor in a private offering pursuant to an exemption from registration under Section 4(2) of the Securities Act. The proceeds from this sale were used to fund working capital and general corporate expenses, including expenses incurred in connection with the acquisition of Syscan, Inc. in April 2004.

AVAILABLE INFORMATION

         We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file with the Commission at the Commission's public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549, 233 Broadway, New York, New York 10279, and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Please call the Commission at 1-800-SEC-0330 for further information on the public reference rooms. Our Commission filings are also available to the public from the Commission's Website at "http://www.sec.gov." We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please contact our Corporate Secretary at our address as set forth above.

         We maintain a Website at "http://www.syscaninc.com" (this is not a hyperlink, you must visit this website through an internet browser). Our Website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-KSB.

                                  RISK FACTORS

         AN INVESTMENT IN OUR COMPANY IS EXTREMELY RISKY. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS, IN ADDITION TO THE OTHER INFORMATION PRESENTED IN THIS ANNUAL REPORT BEFORE DECIDING TO PURCHASE OUR SECURITIES. IF ANY OF THE FOLLOWING RISKS ACTUALLY MATERIALIZE, OUR BUSINESS AND PROSPECTS COULD BE SERIOUSLY HARMED, THE PRICE AND VALUE OF OUR SECURITIES COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

RISKS RELATING TO OUR BUSINESS

BECAUSE WE DEPEND ON A SMALL NUMBER OF KEY CUSTOMERS, OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE FAIL TO RETAIN THESE CLIENTS AND/OR OBTAIN NEW CLIENTS AT A LEVEL SUFFICIENT TO SUPPORT OUR OPERATIONS AND/OR BROADEN OUR CLIENT BASE.

         During the year ended December 31, 2004 three of our customers accounted for approximately 69% of total revenues. During the year ended December 31, 2003, three customers accounted collectively for approximately 59% of total revenues. The loss of any of our largest clients could have a material adverse effect on our business.

FOR THE YEAR ENDED DECEMBER 31, 2004 WE SUFFERED A NET LOSS AND WE MAY CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         During the fiscal year ended December 31, 2004, we had a decrease in revenues and we sustained an operating loss and cannot be sure that we will again operate profitably in the future. During the fiscal year ended December 31, 2004, our revenues decreased by $1.4 million from $7.457 million for the year ended December 31, 2003 to $6.058 million for the year ended December 31, 2004. In addition, we had a net loss of approximately $180,000 for the year ended December 31, 2004, as compared to net income of $835,232 for the year ended December 31, 2003.

WE OUTSOURCE THE MANUFACTURING OF OUR IMAGE SCANNING PRODUCTS TO SYSCAN TECHNOLOGY HOLDINGS LIMITED (STH), THE PARENT COMPANY OF OUR MAJORITY SHAREHOLDER, AND IF THE OPERATIONS STH ARE INTERRUPTED OR IF OUR ORDERS EXCEED THE MANUFACTURING CAPABILITIES OF STH, WE MAY NOT BE ABLE TO DELIVER OUR PRODUCTS TO CUSTOMERS ON TIME.

         We currently utilize the manufacturing services of STH the parent company of our majority stockholder to manufacture all of our current products. STH serves as the exclusive manufacturer of all current and future image capture products to be produced by us, although there is no written agreement between us and STH. STH operates a single facility and if our customers place orders for large quantities of our products, or if STH's other customers place large orders of products, may not be able to produce our products in sufficient quantities. In addition, if the operations of STH were halted or restricted, even temporarily, or they are unable to fulfill large orders, we could experience business interruption, increased costs, damage to our reputation and loss of our customers. Although we have the right to utilize other manufacturers at any time, identifying and qualifying a new manufacturer to replace STH as the manufacturer of our products could take several months during which time, we would likely lose customers and our revenues could be materially delayed and/or reduced.

BECAUSE OF OUR RELATIONSHIP WITH STH, CONFLICTS OF INTEREST MAY ARISE BETWEEN US AND STH.

         Our majority stockholder is a wholly-owned subsidiary of STH and our Chairman of the Board and Chief Executive Officer was formerly an officer of STH and beneficially owns approximately 5.33% of STH's outstanding capital stock. In addition, Darwin Hu our Chairman and Chief Executive Officer serves as a director of our majority stockholder Syscan Imaging Limited, which is wholly-owned by STH. This could create, or appear to create, potential conflicts of interest when members of our senior management are faced with decisions that could have different implications for us and for STH. For example, conflicts of interest could arise between us and STH in various areas such as fundraising, competing for new business opportunities, and other areas. In addition, STH serves as the exclusive manufacturer of our products. No assurance can be given as to how potentially conflicted members of our management team will evaluate their fiduciary duties to us and our majority stockholder, respectively, or how such individuals will act under such circumstances. Furthermore, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR OUR COMPONENTS AND RAW MATERIALS AND ANY INTERRUPTION IN THE AVAILABILITY OF THESE COMPONENTS AND RAW MATERIALS USED IN OUR PRODUCT COULD REDUCE OUR REVENUES.

         We rely on a limited number of suppliers for the components and raw materials used in our image scanning products. Although there are many suppliers for each of our component parts and raw materials, we are dependent on a single or limited number of suppliers for many of the significant components and raw materials. This reliance involves a number of significant risks, including:

     - unavailability of materials and interruptions in delivery of components and raw materials from our suppliers;
     - manufacturing delays caused by such unavailability or interruptions in delivery; and
     - fluctuations in the quality and the price of components and raw materials.

         We do not have any long-term or exclusive purchase commitments with any of our suppliers. Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain our components and raw materials used in our products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers' orders which could reduce our revenues and adversely affect our relationships with our customers.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE FAIL TO ADAPT TO EMERGING AND EVOLVING MARKETS.

         The markets for our products are changing rapidly and evolving and, therefore, the ultimate level of demand for our products is subject to substantial uncertainty. Most of our historic revenue was generated from selling image scanning products only. We expect that our future revenues will be generated by the sale of image scanning and image display products. We intend to expend significant resources towards developing our image display products. Any significant decline in demand for image scanning and/or image display products could materially and adversely affect our business and prospects.

IF WE SHOULD EXPERIENCE RAPID GROWTH, SUCH GROWTH COULD STRAIN OUR MANAGERIAL AND OPERATIONAL RESOURCES, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

         Any rapid growth that we may experience would most likely place a significant strain on our managerial and operational resources. If we continue to acquire other companies, we will be required to manage multiple relationships with various clients, strategic partners and other third parties. Further growth (organic or by acquisition) or an increase in the number of strategic relationships may increase this strain on existing managerial and operational resources, inhibiting our ability to achieve the rapid execution necessary to implement our growth strategy without incurring additional corporate expenses.

WE DEPEND ON OUR MANAGEMENT. IF WE FAIL TO RETAIN KEY PERSONNEL, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         There is intense competition for qualified personnel in the areas in which we operate. The loss of existing personnel or the failure to recruit additional qualified managerial, technical and sales personnel, as well as expenses in connection with hiring and retaining personnel could adversely affect our business. We also depend upon the performance of our executive officers and key employees in particular, Messrs. Darwin Hu and William Hawkins. Although we intend to enter into employment agreements with each of Messrs. Hu and Hawkins, the loss of either of these individuals could have a material adverse effect upon us. In addition, we have not obtained "key man" life insurance on the lives of either Messrs. Hu or Hawkins.

         We will need to attract, train and retain more employees for management, engineering, research and development, sales and marketing and support positions. As noted above, competition for qualified employees, particularly engineers and research and development personnel, continues to be intense. Consequently, we may not be able to attract, train and retain the personnel we need to continue to offer our products to current and future customers in a cost effective manner, if at all.

IF WE FAIL TO RAISE CAPITAL THAT WE MAY NEED TO SUPPORT AND INCREASE OUR OPERATIONS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

Our future capital uses and requirements will depend on numerous factors, including:

     -    the extent to which our products gain market acceptance;
     -    the level of revenues from current and future products;
     -    the expansion of operations;
     - the costs and timing of product developments and sales and marketing activities;
     -    the costs related to acquisitions of technology or businesses; and
     -    competitive developments.

         We may require additional capital in order to continue to support and increase our sales and marketing efforts, continue to expand and enhance the products we offer to current and future customers and fund potential acquisitions. This capital may not be available on terms acceptable to us, if at all. In addition, we may be required to spend greater-than-anticipated funds if unforeseen difficulties arise in the course of these or other aspects of our business. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. We cannot assure you that such additional capital will be available on terms acceptable to us, if at all. Any additional equity financing is expected to be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. Our inability to obtain sufficient financing may require us to delay, scale back or eliminate some or all of our expansion programs or to limit the marketing of our products. This could have a material and adverse effect on our business.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE, AND ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF YOUR STOCK.

         We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future and any return on investment may be limited to the value of your stock. We plan to retain any future earnings to finance growth.

OUR MAJORITY STOCKHOLDER, SYSCAN IMAGING LIMITED, AND ITS PARENT COMPANY STH OWN AND CONTROL A SIGNIFICANT NUMBER OF THE OUTSTANDING SHARES OF OUR COMMON STOCK AND WILL CONTINUE TO HAVE SIGNIFICANT OWNERSHIP OF OUR VOTING SECURITIES FOR THE FORESEEABLE FUTURE.

         Syscan Imaging Limited, our majority stockholder, and STH its parent company, beneficially own approximately 82.1% of our outstanding common stock. As a result, these entities will have the ability to control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

     -    delay or prevent a change in the control;
     - impede a merger, consolidation, takeover or other transaction involving us; or
     - discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

THE AUTHORIZATION AND ISSUANCE OF "BLANK CHECK" PREFERRED STOCK COULD HAVE AN ANTI-TAKEOVER EFFECT DETRIMENTAL TO THE INTERESTS OF OUR STOCKHOLDERS.

         Our certificate of incorporation allows the Board of Directors to issue preferred stock with rights and preferences set by our board without further stockholder approval. The issuance of shares of this "blank check preferred" under particular circumstances could have an anti-takeover effect. For example, in the event of a hostile takeover attempt, it may be possible for management and the board to endeavor to impede the attempt by issuing shares of blank check preferred, thereby diluting or impairing the voting power of the other outstanding shares of common stock and increasing the potential costs to acquire control of us. Our Board of Directors has the right to issue blank check preferred without first offering them to holders of our common stock, as the holders of our common stock have no preemptive rights.

WE MAY NOT BE ABLE TO COMPLY WITH THE SARBANES-OXLEY ACT.

         The enactment of the Sarbanes-Oxley Act in July 2002 created a significant number of new corporate governance requirements and additional requirements may be enacted in the future. Although we expect to implement the requisite changes to become compliant with existing and new requirements when they do apply to us, we may not be able to do so, or to do so in a timely manner.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY AND TECHNOLOGY

UNAUTHORIZED USE OF OUR PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY WILL ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

         Our success and competitive position depend in large part on our ability to obtain and maintain intellectual property rights protecting our products. We currently and may in the future rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. Unauthorized parties may attempt to copy aspects of our products or to obtain, license, sell or otherwise use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we may not be able to protect our technology from unauthorized use. Additionally, our competitors may independently develop technologies that are substantially the same or superior to ours and that do not infringe our rights. In these cases, we would be unable to prevent our competitors from selling or licensing these similar or superior technologies. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

         Third parties have claimed and may claim in the future that we are infringing their intellectual property, and we could be exposed to significant litigation or licensing expenses or be prevented from selling our products if such claims are successful. From time to time, we are subject to claims that we or our customers may be infringing or contributing to the infringement of the intellectual property rights of others. We may be unaware of intellectual property rights of others that may cover some of our technologies and products. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. However, we may not be able to obtain licenses from some or all claimants, the terms of any offered licenses may not be acceptable to us, and we may not be able to resolve disputes without litigation. Any litigation regarding intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. In the event of a claim of intellectual property infringement, we may be required to enter into costly royalty or license agreements. Third parties claiming intellectual property infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop and sell our products.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND RAPIDLY CHANGING, AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY.

         There are a number of companies that develop or may develop products that compete in our targeted markets; however, currently there is no one company that competes with us in all of our product areas. The individual markets in which we compete are highly competitive, and are subject to rapid technology changes. Within image capture, we compete directly with Plustek, Mustek and Silitek. Within Image Display, we will compete with Sony, Samsung, Sharp, Sanyo and Phillips. In image scanning, we compete with numerous companies, some of which are our private label partners. In addition, a number of smaller companies in both image scanning and image display technologies are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers. Most of our competitors in each of the markets in which we compete have significantly greater financial, technical and marketing resources than us. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of products than we do.

         The market for image scanning and image display products is rapidly evolving. Significant technological changes could render our products obsolete. We must adapt to this rapidly changing market by continually improving the functionality and features of our products to meet clients' needs. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes in a cost-effective and timely manner, our business could be materially and adversely affected.

RISKS RELATING TO ACQUISITIONS

ANY ACQUISITIONS WE MAKE COULD RESULT IN DILUTION TO OUR EXISTING SHAREHOLDERS AND COULD BE DIFFICULT TO INTEGRATE WHICH COULD CAUSE DIFFICULTIES IN MANAGING OUR BUSINESS, RESULTING IN A DECREASE THE VALUE OF YOUR INVESTMENT.

        We believe that we will need to make strategic acquisitions of other businesses in order to achieve growth and profitability. Evaluating acquisition targets is difficult and acquiring other businesses involves risk. Our consummation of the acquisition of other businesses would subject us to a number of risks, including the following:

     - difficulty in integrating the acquired operations and retaining acquired personnel;
     - limitations on our ability to retain acquired sales and distribution channels and customers;
     - diversion of management's attention and disruption of our ongoing business; and
     - limitations on our ability to incorporate acquired technology and rights into our product offerings and maintain uniform standards, controls, procedures and policies.

         Furthermore, we may incur indebtedness or issue equity securities to pay for future acquisitions. The issuance of equity or convertible debt securities would be dilutive to our then existing shareholders.

RISKS RELATING TO OUR COMMON STOCK

IN THE EVENT THE SEC REVIEWS OUR FORM 10-KSB AND CONSOLIDATED FINANCIAL STATEMENTS INCLUDED THEREIN, IT MAY BE DETERMINED THAT INFORMATION DISCLOSED THEREIN MUST BE AMENDED.

             The SEC has not in the past reviewed our annual or quarterly financial statements. In the event that the SEC determines to review our financial statements the SEC Staff may determine that information contained therein must be modified, removed or amended, in whole or in part, including but not limited to, certain accounting issues and treatments, which could result in the restatement and/or adjustment of our financial statements for the years ended December 31, 2004 and December 31, 2003. In the event we are required to make any such modifications, removals or amendments, including but not limited to, accounting adjustments, reclassifications and/or write-downs of a material amount of our assets, we may be in violation of certain financial covenants under our credit facility, our results of operations for the restated periods could be materially adversely affected and our financial condition could be adversely affected.

THE LIMITED PRIOR PUBLIC MARKET AND TRADING MARKET MAY CAUSE POSSIBLE VOLATILITY IN OUR STOCK PRICE.

         There has only been a limited public market for our securities and there can be no assurance that an active trading market in our securities will be maintained. The Over The Counter Bulletin Board (OTCBB) is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than NASDAQ and the national securities exchange, and quotes for securities quoted on the OTCBB are not listed in the financial sections of newspapers as are those for NASDAQ and the national securities exchange. In addition, the overall market for securities in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations including, but not limited to, the following:

     - quarterly variations in operating results and achievement of key business metrics;
     -    changes in earnings estimates by securities analysts, if any;
     - any differences between reported results and securities analysts' published or unpublished expectations;
     -    announcements of new products by us or our competitors;
     - market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;
     -    demand for our products;
     - shares being sold pursuant to Rule 144 or upon exercise of warrants and options or conversion of Series A Preferred Stock; and
     - general economic or stock market conditions unrelated to our operating performance.

         These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

THERE ARE LIMITATIONS IN CONNECTION WITH THE AVAILABILITY OF QUOTES AND ORDER INFORMATION ON THE OTCBB.

         Trades and quotations on the OTCBB involve a manual process and the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

THERE ARE DELAYS IN ORDER COMMUNICATION ON THE OTCBB.

         Electronic processing of orders is not available for securities traded on the OTCBB and high order volume and communication risks may prevent or delay the execution of one's OTCBB trading orders. This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our common stock. Heavy market volume may lead to a delay in the processing of OTCBB security orders for shares of our common stock, due to the manual nature of the market. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

         The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our shares of common stock are subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and "accredited investors". For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock and may affect the ability of investors to sell such shares of common stock in the secondary market and the price at which such investors can sell any of such shares.

         Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

     - control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
     - manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
     - "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
     - excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
     - the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

         Our management is aware of the abuses that have occurred historically in the penny stock market.

THERE IS A RISK OF MARKET FRAUD.

         OTCBB securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTCBB reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock.

THERE IS LIMITED LIQUIDITY ON THE OTCBB.

         When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one's orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of one's order entry.

THERE IS A LIMITATION IN CONNECTION WITH THE EDITING AND CANCELING OF ORDERS ON THE OTCBB.

         Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCBB. Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one's order. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

INCREASED DEALER COMPENSATION COULD ADVERSELY AFFECT THE STOCK PRICE.

         The dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our common stock on the OTCBB if the stock must be sold immediately. Further, purchasers of shares of our common stock may incur an immediate "paper" loss due to the price spread. Moreover, dealers trading on the OTCBB may not have a bid price for shares of our common stock on the OTCBB. Due to the foregoing, demand for shares of our common stock on the OTCBB may be decreased or eliminated.

ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET.

         We are authorized to issue 50,000,000 shares of our common stock. As of March 28, 2005, there were 23,110,515 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants or the conversion of our Series A Preferred Stock. As of March 24, 2005, we had outstanding Series A Preferred Stock, stock options and warrants to purchase approximately 3,044,000 shares of our common stock, the exercise or conversion prices of which range between $0.90 and $2.50 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. In addition, our board of directors approved the issuance of up to 4,000,000 options to purchase shares of our common stock to certain of our officers, employees and consultants, in connection with the execution of employment and consulting agreements, at an exercise price of $0.01 per share, which agreements, as of the date hereof, have not been entered into by us with any of such officers, employees or consultants. Of the reserved shares, a total of 2,035,000 shares are currently reserved for issuance in connection with our 2002 Stock Option Plan, of which options to purchase an aggregate of 2,035,000 shares have been issued under the plan. A significant number of such options and warrants contain provisions for cashless exercise. To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

         The exercise of the outstanding derivative securities will reduce the percentage of common stock held by our stockholders. Further, the terms on which we could obtain additional capital during the life of the derivative securities may be adversely affected, and it should be expected that the holders of the derivative securities would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such derivative securities. As a result, any issuance of additional shares of common stock may cause our current stockholders to suffer significant dilution which may adversely affect the market.

         In addition to the above-referenced shares of common stock which may be issued without stockholder approval, we have 1,940,000 shares of authorized preferred stock, the terms of which may be fixed by our Board of Directors. We currently have 60,000 shares of Series A Preferred Stock authorized, 18,650 of which are issued and outstanding. While we have no present plans to issue any shares of preferred stock other than the Series A Preferred Stock, our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET.

         From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933 (Securities Act), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by our stockholders that are non-affiliates that have satisfied a two-year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have material adverse effect on the market price of our securities.

DIRECTOR AND OFFICER LIABILITY IS LIMITED.

         As permitted by Delaware law, our certificate of incorporation limits the liability of our directors for monetary damages for breach of a director's fiduciary duty except for liability in certain instances. As a result of our charter provision and Delaware law, stockholders may have limited rights to recover against directors for breach of fiduciary duty. In addition, our certificate of incorporation provides that we shall indemnify our directors and officers to the fullest extent permitted by law.

ITEM 2.     PROPERTIES

         The Company's corporate headquarters are located at 1772 Technology Drive, San Jose, CA 95110, where it operates under a lease agreement expiring in November 2006. The Company's offices contain 5,300 square feet of office space and its monthly rental expense is approximately $8,000. The Company also maintains a sales office in the Netherlands at IJsselburcht 3, Lorentz Building, Suite 201, 6825 BS Arnhem, Netherlands. The lease is on a month-to-month basis at a monthly rate of $480.

         We believe that our current facilities are adequate for our current operations.

ITEM 3.     LEGAL PROCEEDINGS

           On May 20, 2003, Syscan, Inc., the Company's wholly-owned subsidiary, filed a lawsuit captioned Syscan v. PPL (Case No. C03-02367 VRW) in United States District Court, Northern District of California in San Francisco. Syscan alleges claims against Portable Peripheral Co., Ltd., Image Recognition Integrated Systems, Inc., Cardreader Inc., and Targus, Inc. for patent infringement. Syscan is claiming that its various A-6 and A-8 mobile scanners sold by defendants in US have infringed upon its patents including US Patent Nos. 6,054,707 (Portable Scanners Capable of Scanning both Opaque and Transparent Materials), 6,275,309 (Lightweight Mobile Scanners) and 6,459,506 Lightweight Dual-mode Mobile Scanner Powered from a Universal Serial Bus Port). Syscan is seeking: (1) a temporary restraining order, preliminary injunction and permanent injunction against defendants, restraining defendants from patent infringement and unfair competition; (2) treble damages due to defendants' willful infringement; (3) punitive damages; (4) accounting of unjust enrichment by defendants, resulting from defendants' unfair competition; and (5) attorney's fees and costs.

            The defendants are jointly represented by PPL's counsel. PPL has initiated counterclaims against Syscan for patent invalidity. This case is currently pending for claim construction. Syscan intends to continue this case unless a reasonable settlement amount from defendants or a licensing agreement to the satisfaction of Syscan is entered. Syscan has not yet been able to quantify its damage claim against PPL. Syscan intends to vigorously pursue this claim and denies PPL's counterclaim of patent invalidity.

            Other than as disclosed above, we are not a party to any material legal proceedings. We from time to time experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         MARKET INFORMATION. Our common stock has been listed and quoted on the OTC Bulletin Board since December 1998. From January 1, 2003 through April 1, 2004 our common stock traded under the symbol "BKET" and since April 2, 2004 under the symbol "SYII". All prices reflected herein have been adjusted to reflect the 1-for-10 reverse split of our common stock that was effected on April 2, 2004.

         The following chart sets forth the high and low bid prices for each quarter during the fiscal years ended December 31, 2003 and 2004, respectively. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

                                                     HIGH            LOW
                                                     ----            ---

               2003 BY QUARTER
               January 1 - March 31               $   1.90        $   0.20
               April 1 - June 30                  $   0.50        $   0.20
               July 1 - September 30              $   0.50        $   0.15
               October 1 - December 31            $   1.50        $   0.25

               2004 BY QUARTER
               January 1 - March 31               $   4.20        $   0.70
               April 1 - June 30                  $   4.75        $   1.10
               July 1 - September 30              $   4.26        $   1.40
               October 1 - December 31            $   4.10        $   2.05

         On March 24, 2005, the closing sale price for shares of our common stock in the over-the-counter market, as reported by NASD's OTCBB was $1.50.

         No prediction can be made as to the effect, if any, that future sales of shares of our common stock or the availability of our common stock for future sale will have on the market price of our common stock prevailing from time-to-time. Sales of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock.

RECORD HOLDERS. As of March 24, 2005, there were 359 record holders of our common stock. As of March 24, 2005, there were 23,110,515 shares of common stock issued and outstanding.

DIVIDENDS. We have not paid dividends on our common stock in the past and do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. The holders of our Series A Preferred Stock are entitled to receive dividends at a rate of 5% per annum, payable in cash or shares of our common stock, on a cumulative basis.

SALES OF UNREGISTERED SECURITIES

         Set forth below is information regarding the issuance and sales of our securities without registration during the last three years. No such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. Except as otherwise noted, all sales below were made in reliance on Section 4(2) of the Securities Act.

         On March 15, 2005, we sold $1,865,000 of our Series A Convertible Preferred Stock. We intend to use the net proceeds from the financing for sales, marketing, research and development and for working capital and general corporate purposes. Starboard Capital Markets, LLC, an NASD member firm, acted as placement agent in the sale of the Preferred Stock, for which it received $186,500 in commissions and 186,500 warrants to purchase shares of our common stock, par value $.001 per share at an exercise price equal $1.00 per share.

         In connection with the financing, we also issued to the purchasers common stock purchase warrants to purchase up to an aggregate of 932,500 shares of our Common Stock at an exercise price of $2.00 per share. The Warrants are exercisable for a period of five years from the date of issuance. We have agreed, pursuant to a registration rights agreement, to register the shares of Common Stock issuable upon conversion of the Preferred Stock and upon exercise of the Warrants with the Securities and Exchange Commission.

         In February 2005, the board approved the grant of options to purchase up to 4,000,000 shares of our common stock to officers, employees and consultants of the Company, all of which were approved by a majority of the disinterested members of our board of directors. The options will be issued upon execution of employment and consulting agreements approved by the board of directors, which as of the date hereof have not been entered into between us and any of such officers, employees or consultants. The options will be exercisable for a period of seven years from the date of grant at an exercise price of $0.01 per share. The options shall vest one-third on the later to occur of: (i) April 4, 2005, and (ii) execution of the relevant employment or consulting agreement by each such party, one-third shall vest on April 3, 2006 and one-third shall vest on April 2, 2007.

         In July 2004, we granted options to purchase up to 2,200,000 shares of our common stock to officers, directors and employees of the Company pursuant to our 2002 Stock Option Plan. The options are exercisable for a period of ten years from the date of grant at an exercise price of $2.00 per share. The options vest equally over a four year period beginning in July 2005.

         On April 2, 2004, in connection with the Company's acquisition of Syscan, Inc., the Company issued an aggregate of 20,859,459 shares of its common stock to Syscan Imaging Limited in exchange for 100% of the issued and outstanding common stock of Syscan, Inc. Syscan Imaging Limited simultaneously transferred 2,085,945 shares of the Company's common stock it was entitled to receive in connection with its sale of Syscan, Inc. to Emerald Asset Advisors pursuant to a consulting agreement entered into between the parties, as compensation for Emerald's services in connection with the acquisition of Syscan, Inc. by the Company.

         On April 2, 2004, the Company issued a total of 223,476 shares of its $0.001 par value per share common stock at a value of $1.00 per share to Michael Xirinachs, a former director of the Company, upon the completion of the April 2, 2004, Share Exchange Agreement acquisition: (i) as settlement of loans payable totaling $23,476; and (ii) settlement in full of an employment contract signed in December 2003 for 200,000 post-reverse split common shares.

         In February 2004, we sold 50,000 shares of our common stock at purchase price of $1.00 per share to one accredited investor. We used the proceeds from this sale for working capital and general corporate purposes.

         In December 2003, we issued 10,000 shares of our common stock to Paul Ankorn (former director) and 10,000 shares of our common stock to William Campbell (former director) as compensation for serving on our board of directors.

         On April 2, 2002, Cyberstation Computers and Support Inc., an Ontario corporation ("Cyberstation") and formerly a wholly-owned subsidiary of the Company, entered into a common stock purchase agreement by and among Platinum Telecommunications, Inc. ("Platinum") and Mr. Zeeshan Saeed (the "Seller"). Pursuant to the agreement, Cyberstation acquired seventy percent (70%) of the issued and outstanding shares of common stock of Platinum (the "Platinum Shares") in consideration for 1,800,000 shares of common stock of the Company, par value $0.001 per share.

         Other than as specifically set forth above, all of the above offerings and sales were deemed to be exempt under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. In each instance, the offerings and sales were made to a limited number of persons, who were either (i) accredited investors, (ii) business associates of the Company (iii) employees of the Company, or (iv) executive officers or directors of the Company. In addition, the transfer of such securities was restricted by the Company in accordance with the requirements of the Securities Act. With respect to the issuances to accredited investors, in addition to representations by them, we have made independent determinations that they were accredited or sophisticated investors, capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. With respect to the business associates of the Company, employees of the Company and the executive officers or directors of the Company, in addition to representations by them, they were provided with detailed information and had access to all material information about the Company, and we have made independent determinations that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our filings with the Securities and Exchange Commission.

ISSUER REPURCHASES OF EQUITY SECURITIES

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND PLAN OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS REPORT. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE WHICH ARE NOT WITHIN OUR CONTROL.

 Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Syscan Imaging, Inc.'s (the "Company") financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

     o OVERVIEW. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
     o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.
     o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the years ended December 31, 2004 compared to the same periods in 2003. A brief description is provided of transactions and events, including related party transactions that impact the comparability of the results being analyzed.
     o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2004.

The following management's discussion and analysis should be read in conjunction with our consolidated audited financial statements for the fiscal years ended December 31, 2004 and 2003 and related notes to those financial statements.

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

Upon completion of the reverse acquisition, we changed our name to Syscan Imaging, Inc. and effectuated a 1-for-10 reverse split of our common stock. Pursuant to the Agreement, the following persons were appointed to our board of directors: Darwin Hu, Wai Cheung, Peter Mor and Lawrence Liang. Michael Xirinachs resigned as Chairman and Chief Executive Officer, but remained as a director of the Company until his resignation on July 19, 2004. Concurrent with the closing on April 2, 2004, the Board of Directors of the Company appointed Darwin Hu as the Company's President and Chief Executive Officer, Stephen Yim as the Company's Chief Financial Officer (Mr. Yim was subsequently terminated as the Company's Chief Financial Officer on February 4, 2005) and William Hawkins as the Company's Chief Operating Officer and Secretary. A more detailed description of this transaction is set forth in the Company's Current Report on Form 8-K dated April 2, 2004, filed with the Securities and Exchange Commission on April 19, 2004.

We are in the business of developing, designing and delivering imaging technology solutions. We currently have 14 issued patents held by us all of which are U.S. patents. Our technology is also covered by 5 issued patents in Taiwan. We also have 3 patent applications currently pending with the US Patent & Trademark Office, 2 of which relate to image display technology and one of which relates to image scanning. Our approach to research and development (R&D) is focused on creating new deliverable and marketable technologies. We sell our products to clients' throughout the world, including the United States, Canada, Europe, South America, Australia and Asia. We intend to expand our business and product offerings into the much larger image display market where we intend to leverage our experience and expertise. We also believe that we may benefit from a level of transfer of technologies from image capture to image display.

Our wholly-owned operating subsidiary, Syscan, Inc. ("SI"), was incorporated on May 1, 1995, under the laws of the State of California and is headquartered in San Jose with additional strategic offices in Arnhem (the Netherlands) and Hong Kong. Our majority stockholder is Syscan Imaging Limited, which is wholly-owned by Syscan Technology Holdings Limited. Syscan Technology Holdings Limited is a publicly-held company incorporated in Bermuda whose shares are listed on The Growth Enterprise Market of The Stock Exchange of Hong Kong Limited.

Our strategy is to expand our image capture product line and technology while leveraging our assets in other areas of the imaging industry. We are actively shipping five image capture products under the Travel Scan marquee or their OEM counterparts. The Travel Scan series features portable lightweight scanning in color and black & white with low power consumption that requires no power adapter. The 2300U-USB is a 300dpi A4 scanner which represented approximately 7% of our sales during the year ended December 31, 2004. The 464, like the 2300 series, is an A4 scanner with 600dpi resolution as opposed to 300dpi resolution. The 464 is currently our most popular A4 product and represented approximately 22% of our sales for the year ended December 31, 2004. The 662 has an A6 scanning area ideal for photos, checks, passports and various identification cards. The 662 is our first product geared towards, and being implemented in, the fast growing security industry. The 662 is our best selling product and represented approximately 45% of our sales during the 12 months ended December 31, 2004. Our fifth product representing approximately 6% of our sales during the 12 months ended December 31, 2004, is the 860 Business Card reader. A different version of the 860 represents approximately 12% of our 860 Business Card reader sales on the product and was specifically designed an OEM customer that maintains the leading market share for this category of products worldwide. In addition to the Travel Scan product line, we also manufacture and sell the Contact Image Sensor (CIS) Modules that we use in our products and separately as a component to other manufacturers. These manufacturers, that we sell our modules to, integrate our modules into their products. The product application typically includes check and currency scanners, copiers, and fax machines, and resell the finished product to the retailer. The CIS business represented approximately 5% of our overall sales during the 12 months ended December 31, 2004.

We intend to expand our image capture product line with three new products, each of which we intend to release in 2005. The first product is a high-quality true-duplex high-speed A4 scanner in which our customers have expressed interest. Several OEM and VAR brands have formally agreed to partner with us in the product launch. The second product is an A6 scanner that follows in the footsteps of the current 662 but is high speed and allows true duplex scanning, allowing image capture of both sides of a two-sided document simultaneously. The third product is a specialized security document scanner that utilizes infrared light sources to help in the process of identifying fraudulent or tampered with documents. With the growing concerns over Homeland Security and the implementation of the Patriot Act in the United States, we believe this product has the ability to address these evolving security requirements and needs. We believe that this product not only addresses today's security scanning needs, but also anticipates the proliferation of new technologies such as digital watermarking.

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

While we continue to grow our presence in image capture technology, we have begun creating, through research and development, new technology solutions for the substantially larger, image display market. More specifically we are creating products and technologies to accent and enhance the Liquid Crystal Display (LCD) television market. Our first image display product, expected to be available for delivery during the first half of 2005 is the Syscan View Tech image/video display processor. The View Tech control board is a highly integrated, high performance video processor that combines state-of-the-art scaling and video processing techniques for displaying analog and digital video/graphics on a LCD-TV/DTV display. We believe that this product will provide advanced image processing that will greatly enhance LCD display quality. Its state-of-the-art design incorporates a system-on-chip (SOC) that improves any pixilated multimedia video. The next product/technology that we are developing is a Light Emitting Diode (LED) backlighting solution to replace the industries current standard Cold Cathode Fluorescent Lamp (CCFL). The principal behind this technology is related to the proprietary technology used in our image capture products. The benefits are substantial, including longer life, higher dimming ratio, sharper contrast, and near high definition resolution without filters, all at a performance value.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

         We present accounts receivable, net of allowances for doubtful accounts, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In the event that our trade receivables became uncollectible after exhausting all available means of collection, we would be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The effect of this entry would be a charge to income, thereby reducing our net profit. Although we consider the likelihood of this occurrence to be remote based on past history and the current status of our accounts, there is a possibility of this occurrence.

INVENTORIES

             Inventories consist of finished goods, which are stated at the lower of cost or net realizable value, with cost computed on a first in, first-out basis. Provision is made for obsolete, slow-moving or defective items where appropriate. The amount of any provision of inventories is recognized as an expense in the period the provision occurs. The amount of any reversal of any provision is recognized as other income in the period the reversal occurs. Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. We perform a detailed assessment of inventory for each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reflect inventory at net realizable value. Revisions to our inventory adjustments may be required if actual demand, component costs or product life cycles differ from our estimates. In the event we were unable to sell our products, the demand for our products diminished, other competitors offered similar or better technology, and/or the product life cycles deteriorated causing quality issues, we would be forced to record an adjustment to inventory for impairment or obsolescence to reflect inventory at net realizable value. The effect of this entry would be a charge to income, thereby reducing our net profit. Although we consider the likelihood of this occurrence to be remote based on our forecasted demand for our products, there is a possibility of this occurrence.

INTANGIBLE AND LONG-LIVED ASSETS

         We evaluate our intangible assets and long-lived assets, which represent goodwill, long-term investments, and fixed assets, for impairment annually and when circumstances indicate the carrying value of an asset may not be recoverable. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value would be charged to operations. We do not believe any impairment exists for any of these types of assets as of December 31, 2004.

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

CONTINGENCIES

         Currently, there are no outstanding legal proceedings or claims, other than that disclosed in Note 8 of the Consolidated Financial Statements. The outcomes of potential legal proceedings and claims brought against us are subject to significant uncertainty. SFAS 5, ACCOUNTING FOR CONTINGENCIES, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or results of operations.

RESULTS OF OPERATIONS - TWELVE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

REVENUE

         Product revenues decreased to $6.058 million for the year ended December 31, 2004 from $7.457 million for the same period in fiscal 2003, a decrease of $1.4 million or approximately 18.8%. The decrease in revenues for the year ended December 31, 2004 as compared to the same period in fiscal 2003 is the result of delayed new product introductions. Scanner products and imaging modules comprised approximately 99% of our revenues during each of these periods. Our revenue mix has been gradually trending towards the Value Added Reseller (VAR) and small office home office (SOHO) markets, which is a result of our efforts to appeal to customers in these sales channels. During the year ended December 31, 2004 three of our customers accounted for approximately 69% of total revenues. During the year ended December 31, 2003, three customers accounted collectively for approximately 59% of total revenues. The loss of any of our largest clients could have a material adverse effect on our business.

COST OF SALES

         Cost of goods sold (COGS) includes all direct costs related to the transfer of scanners, imaging modules and services related to the delivery of those items manufactured in China. A relatively small percentage (< 1%) of COGS is due to engineering services provided by us. COGS was approximately 68.8% for the year ended December 31, 2004 compared to 68.2% for the same period in 2003. COGS increased as a percentage of revenues for the year ended December 31, 2004 as compared to the same period in 2003 primarily as a result of higher gross margins and better pricing elasticity than projected. We anticipate that our COGS may continue to increase during 2005 as a result of higher source costs from Mainland China as market insecurities and higher fuel prices persist.

GROSS PROFIT

         Gross profit decreased to $1,890,000 or 31.2% of net revenues for the year ended December 31, 2004 from $2,367,000, or 31.7% of net revenues for the same period in 2003. The decrease in gross profit is primarily a result of a change in payment terms, with our Mainland China supplier during the 3rd and 4th quarters of 2004. We anticipate that our gross profit margins may continue to decrease as our main supplier's source costs and logistics costs are projected to continue to rise during 2005, which will result in our paying higher prices for the purchase of our products.

SELLING AND MARKETING

         Selling and marketing expenses include payroll, employee benefits and other costs associated with sales, marketing and account management personnel. Other direct selling and marketing costs include market development funds and promotions (retail channels only), tradeshows, website support costs, warehousing, logistics and certain sales representative fees. Selling and marketing expenses increased to $745,557 for the year ended December 31, 2004 from $635,966 for the same period in 2003, an increase of $109,000 or approximately 17%. The increase during the year ended December 31, 2004 is primarily attributable to changes in staffing and marketing activities related to the display imaging (LCD panel) group.

GENERAL AND ADMINISTRATIVE

         General and administrative costs include payroll, employee benefits, and other headcount-related costs associated with the finance, legal, facilities and certain human resources, as well as legal and other professional and administrative fees. General and administrative expenses increased to $827,294 for the year ended December 31, 2004 from $625,156 for the same period in fiscal 2003, an increase of $202,138 or approximately 32.3%. The increase for the year ended December 31, 2004 is primarily attributable to additional personnel costs in China, outside fees incurred in connection with our public listing compliance expenses and the addition of senior financial management personnel.

OTHER INCOME (EXPENSE)

         Our other income for the year ended December 31, 2004 was $31,521 compared to $529,650 during the same period of 2003, a decrease of $498,129. Other income in 2004 primarily consisted of collection of a former receivable written off and sale of inventory previously considered slow-moving. Other income in 2003 also consisted of former receivables written off and subsequently sold.

NET (LOSS) EARNINGS

         Net loss for the year ended December 31, 2004 was $(179,866) compared to net earnings of $835,232 during the same period in 2003. The decrease in net earnings was primarily the result of a decrease in other income of $498,129, an increase in general and administrative expenses of $202,138, an increase in selling and marketing expenses of $109,000 and a slight increase in COGS and a decrease in gross profit margin.

RELATED PARTY TRANSACTIONS

         We purchase significantly all of our finished scanner imaging products from the parent company of our majority stockholder, Syscan Technology Holdings Limited ("STH"). Our Chairman and CEO, Darwin Hu, was formerly the CEO of STH, and beneficially owns approximately 5.33% of the issued and outstanding capital stock of STH. The following is a summary of significant related party transactions, which were carried out in the normal course of the Company's business, during the years ended December 31, 2004 and 2003:

The following is a summary of significant related party purchases from entities that are wholly-owned subsidiaries of STH. The transactions were carried out in the normal course of our business.

                                                   2004               2003
                                               -------------     ------------

SYSCAN Intervision Limited,
  a wholly-owned subsidiary of                  $3.825M            $4.480M
  STH (purchases)
                                               =============     ============

SYSCAN Optoelectronics Technology
  (Shenzhen) Company Limited,                   $0.520M            $   --
  a wholly-owned subsidiary of
  STH (purchases)
                                               =============     ============






AMOUNTS DUE TO/FROM RELATED PARTIES ARE UNSECURED, INTEREST-FREE AND REPAYABLE ON DEMAND AND CONSISTED OF THE FOLLOWING:

AMOUNTS DUE FROM RELATED PARTIES:

Due from STH                                               $345,998

Due from Majority Stockholder                              $100,000

Due from various subsidiaries wholly-owned by STH        $1,818,989
                                                         ==========

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $687,403 as of December 31, 2004 compared to approximately $1,020,000 as of December 31, 2003, a decrease of approximately 32.6%. Working capital at December 31, 2004 was approximately $3,747,520 as compared to approximately $3,940,000 at December 31, 2003, a decrease of approximately 4.9%. The decrease in cash and working capital is primarily attributable to our prepayment of certain tooling expenses, an increase in legal fees as a result of the acquisition, and trade show expenses.

OPERATING ACTIVITIES. Net cash flows used in operating activities was $26,009 and $41,540 for the year ended December 31, 2004 and 2003, respectively. Net cash used in operating activities for 2004 primarily reflects net loss adjusted by cash collections from accounts receivables offset by prepayments for deposits and payments on outstanding debt. Net cash used in operating activities for 2003 primarily reflects net income adjusted for a reversal of provision for slow-moving inventories increased by trade receivables and an increase in accounts payable and other accruals.

INVESTING ACTIVITIES. Net cash flows provided by (used in) investing activities during each of 2004 and 2003 were minimal.

FINANCING ACTIVITIES. Net cash flows provided by (used in) financing activities for the year ended December 31, 2004 and 2003 was ($308,389) and $728,775, respectively. Cash flows from financing activities for 2004 consists of advances under our line of credit totaling $700,000 to fund working capital and funds advanced under a letter of credit totaling $233,036 for goods shipped on account. For both periods presented, advances to and/or repayments from related party receivables and payables were made in the ordinary course of business.

We have financed our activities primarily with cash flows from operations and borrowings under our credit facilities. We have a $1,000,000 bank line of credit, which bears interest at prime plus one percent, which is secured by all of our general business assets. The subject bank line of credit had $700,000 outstanding as of December 31, 2004. In March 2005, we sold an aggregate of $1.865 million of our Series A Convertible Preferred Stock to accredited investors. We believe that our line of credit or other financing arrangements, existing working capital and anticipated cash flows from operations will be adequate to satisfy our operating and capital requirements for the next 12 months at our current run rate and without any further expansion. In order to implement our growth strategy and expansion into the image display area, additional funds will be required.

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

CONCENTRATION OF CREDIT RISK

CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS. We maintain cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

CONCENTRATION OF CREDIT RISK DUE TO GEOGRAPHIC SALES AND SIGNIFICANT CUSTOMERS. We operate in a single industry segment - scanner and fax modules. We market our products in the United States, Europe and the Asia Pacific region through our sales personnel and independent sales representatives.

Our geographic sales as a percent of total revenue were as follows for the years ended December 31:

                                          2004               2003
                                     ----------------    --------------
United States                               93%               80%
Asia Pacific                                 2%               13%
Europe and others                            5%                7%





Sales to major customers as a percentage of total revenues were as follows for the years ended December 31:

                                          2004               2003
                                     ----------------    --------------
Customer A                                 38%                41%
Customer B                                 16%                9%
Customer C                                 15%                9%







CONCENTRATION OF CREDIT RISK DUE TO ACCOUNTS RECEIVABLE. Financial instruments that potentially subject us to a concentration of credit risk consist primarily of trade receivables. Our customers are concentrated in the industrial/consumer electronics channels and with major original equipment manufacturers. As of December 31, 2004 and 2003, the concentration was approximately 89% (2 customers) and 82% (5 customers) , respectively. The loss of any of these customers could have a material adverse effect on our results of operations, financial position and cash flows.

CONCENTRATION OF CREDIT RISK DUE TO SIGNIFICANT VENDORS. For each of the years ended December 31, 2004 and 2003, our purchases have primarily been concentrated with the wholly-owned subsidiary of our majority stockholder. If this vendor was unable to provide materials in a timely manner and we were unable to find alternative vendors, our business, operating results and financial condition would be materially adversely affected.

CONCENTRATION OF CREDIT RISK DUE TO PRODUCT SALES. We had 4 different products in 2004 and 2 different products in 2003 that each accounted for more than 10% of sales. If any of these products were to become obsolete or unmarketable and we were unable to successfully develop and market alternative products, our business, operating results and financial condition could be adversely affected.

   OFF-BALANCE SHEET ARRANGEMENTS

          We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

   CONTRACTUAL OBLIGATIONS

Our Contractual Obligations and Commercial Commitments are detailed below:

  ------------------------ ----------------------------------------------------------------
                                                      Payments Due by Period

          Contractual
          Obligations
  ------------------------ ----------------------------------------------------------------
                                              Less
                                             Than 1          1-3         4 - 5     After 5
                               Total          Year          Years        Years      Years
  ------------------------ ------------ -------------- -------------- --------- -----------
  Line of Credit (1)          $700,000       $700,000              -         -           -
  ------------------------ ------------ -------------- -------------- --------- -----------
  Letter of credit  (2)       $233,036       $233,036              -         -           -
  ------------------------ ------------ -------------- -------------- --------- -----------
  Operating Leases (3)        $207,000       $106,000       $101,000         -           -
  ------------------------ ------------ -------------- -------------- --------- -----------
  Total Cash Contractual
  Obligations
                            $1,140,036     $1,039,036       $101,000         -           -
  ------------------------ ------------ -------------- -------------- --------- -----------

(1) LINE OF CREDIT - We have a line of credit to borrow up to $1,000,000, bearing interest at the rate of prime plus 1%, (6% at December 31, 2004) and secured by all of our assets. Interest payments are due monthly and all unpaid interest and principal is due in full on August 24, 2005. Upon certain events of defaults as more fully described in the agreement, the default variable interest rate increases to prime plus 3%. We had $300,000 available for use at December 31, 2004.

(2) LETTER OF CREDIT - We issue letters of credit in the normal course of business. The amount outstanding as of December 31, 2004, represents one letter of credit for goods shipped to a related entity, expiring on January 15, 2005.

(3) OPERATING LEASES - We are committed under various non-cancelable operating leases which expire through November 2006. Future minimum rental commitments are as follows: 2005-$106,000 and 2006-$101,000. Rent expense charged to operations was approximately $95,000 for 2004 (2003: $99,000).

 ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Our Consolidated Financial Statements and Notes thereto and the report of Clancy and Co., P.L.L.C., our independent registered public accounting firm, are set forth on pages F-1 through F-18 of this Annual Report.

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 13, 2004, the Company dismissed Wiener, Goodman & Company, P.C. ("Wiener Goodman"), its independent certified public accountants for the fiscal years ended August 31, 2003 and 2002, which dismissal was approved by the Company's board of directors on such date. The reports by Wiener Goodman on the financial statements of the Company during the fiscal years ended August 31, 2003 and 2002 contained a going concern opinion. During the Company's two most recent fiscal years ended August 31, 2003 and 2002 and the subsequent period up to July 13, 2004, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         On July 13, 2004, upon receipt of approval of its Board of Directors, the Company engaged Clancy and Co., P.L.L.C. ("Clancy") to serve as the Company's independent certified public accountants. During the Company's two most recent fiscal years ended August 31, 2003 and 2002, and during any subsequent period through July 13, 2004, the Company did not consult with Clancy on any accounting or auditing issues; however, Clancy has previously audited the financial statements of the Company's wholly-owned subsidiary Syscan, Inc., for the periods December 31, 2003 and 2002.

            On April 16, 2004, the Company's Board of Directors signed a resolution changing the fiscal year end of the Company to December 31 from August 31. No transition period report was filed in connection with the change in the fiscal year since the Company adopted the fiscal year end of its wholly-owned subsidiary Syscan, Inc., which comprises all of the Company's operations.

ITEM 8A - CONTROLS AND PROCEDURES

         Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS.

         There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

         We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.


ITEM 8B -  OTHER INFORMATION

None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


         The following table sets forth the names and ages our current directors and executive officers, the principal offices and positions with us held by each person and the date such person became a director or executive officer. Each year the stockholders elect the members of our Board of Directors.

         Our directors and executive officers are as follows:

----------------------- ----------------------- ------- -----------------------------------------------
NAME                    YEAR FIRST ELECTED AS    AGE    POSITION(S) HELD
                        AN OFFICER OR DIRECTOR
----------------------- ----------------------- ------- -----------------------------------------------
Darwin Hu                        2004             52    President, Chief Executive Officer and
                                                        Chairman
----------------------- ----------------------- ------- -----------------------------------------------
William Hawkins                  2004             48    Chief Operating Officer, Acting Chief
                                                        Financial Officer and Secretary
----------------------- ----------------------- ------- -----------------------------------------------
David Clark                      2004             36    Senior Vice President of Business Development
                                                        and Director
----------------------- ----------------------- ------- -----------------------------------------------
Peter Mor                        2004             54    Director
----------------------- ----------------------- ------- -----------------------------------------------
Lawrence Liang                   2004             68    Director
----------------------- ----------------------- ------- -----------------------------------------------

There are no family relationships between any director, executive officer, or person nominated or chosen to become a director or executive officer. DARWIN HU became our Chairman, President and Chief Executive Officer on April 2, 2004, in connection with our acquisition of Syscan, Inc. Prior thereto, Mr. Hu was the President and Chief Executive Officer of Syscan, Inc., our wholly-owned subsidiary. Mr. Hu has over 21 years of experience in the high-tech industry and has held various management related positions within organizations related to color graphic imaging input scanning, display output and imaging communication product development, manufacturing and sales and marketing. Before joining Syscan, Inc. in April 1998, Mr. Hu held senior management positions at Microtek, Xerox, OKI, AVR, DEST, Olivetti and Grundig. Mr. Hu holds a bachelor's degree in Engineering Science from National Cheng-Kung University, Taiwan, and a master's degree in Computer Science and Engineering from California State University, Chico, USA.

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

PETER MOR has been a director since April 2, 2004. Mr. Mor has been the Senior Vice President of Engineering & Operations of Focus Enhancements since February 1, 2005. Prior to joining Focus Enhancements, Mr. Mor served as a Vice President of Engineering of SONY Corp. from July 23, 1999 to January 31, 2005 where he is responsible for research and development of SONY's VAIO Notebook and Desktop PCs, accessories and web based network services. Prior thereto, Mr. Mor has extensive experience in engineering, operations and manufacturing, as well as off-shore manufacturing, international outsourcing and procurement and ODM management. Prior to joining SONY Corp., since 1980 Mr. Mor held various senior positions with AMAX Engineering, AVR Technologies, Fujitsu Computer Products of America, XEROX and QUME. Mr. Mor holds a master's degree in Computer Science from the University of Oregon and a bachelor's degree in Electrical Engineering from National Cheng-Kung University, Taiwan.

LAWRENCE LIANG has been a director since April 2, 2004. Since 1984 Mr. Liang has been the President and Vice President of Genoa Systems Corporation, a graphics company that developed the flicker free and true color technologies in the late 1980's, the President of Telecom Marketing, a marketing consultant for telecommunications infrastructure, and the President of Cwaves Technology, a wireless LAN/WAN company. Mr. Liang has also worked for IBM's Technology Component Division to help develop semiconductor products and RISC CPU Instruction sets. Mr. Liang also spent five years in IBM's Disk Drive division in Silicon Valley where he held various management positions. Mr. Liang holds a master's degree in Applied Mathematics from the City University of New York.

BOARD COMMITTEES

           The Company's board of directors does not currently have any standing committees. The Company intends to establish an audit committee which it expects will be comprised of a majority of independent directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the "reporting persons") file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2004, we believe all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

CODE OF ETHICS

         Our Board of Directors has adopted a Code of Ethics which is applicable to all of our chief executive officer senior financial officers and members of our board of directors, including our principal executive officer and principal financial officer, principal accounting officer or controller, or other persons performing similar functions.

            Any amendment of our Code of Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer and controller, principal accounting officer, directors or persons performing similar functions will be disclosed on our website within 5 days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed. A copy of our Code of Ethics is attached hereto as
Exhibit 14.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the fiscal years ended December 31, 2002, 2003 and 2004: (i) individuals who served as, or acted in the capacity of, our principal executive officer for the fiscal year ended December 31, 2004; and (ii) our other most highly compensated executive officers, who together with the principal executive officer are our most highly compensated officers whose salary and bonus exceeded $100,000 with respect to the fiscal years ended December 31, 2004, 2003 and 2002 and who were employed by us at the end of fiscal year 2004.

                                                      SUMMARY COMPENSATION TABLE*

                                                                                              LONG TERM COMPENSATION
                                               ANNUAL COMPENSATION                    AWARDS                        PAYOUTS

NAME AND PRINCIPAL POSITION      YEAR      SALARY     BONUS
---------------------------      ----      ------     -----    OTHER ANNUAL    RESTRICTED    SECURITIES       LTIP       ALL OTHER
                                                               COMPENSATION      STOCK       UNDERLYING     PAYOUTS    COMPENSATION
                                                               ------------                                 -------    ------------
                                                                                AWARD(S)    OPTIONS/SARS
                                            ($)          ($)       ($)            ($)           (#)            ($)          ($)
 Darwin Hu, Chief Executive      2004     200,000       --         --             --             --             --           --
 Officer and Chairman

                                 2003     200,000       --         --             --             --             --           --
                                 2002     200,000       --         --             --             --             --           --

 William Hawkins                 2004     160,000       --         --             --             --             --           --
 Chief Operating Officer,
 Acting Chief Financial
 Officer and Secretary
                                 2003     160,000       --         --             --             --             --           --
                                 2002     160,000       --         --             --             --             --           --

 David Clark                     2004      68,750       --         --             --             --             --           --
 Senior Vice President of
 Business Development (1)

 Stephen Yim                     2004      97,307       --         --             --             --             --           --
 Former Chief Financial
 Officer(2)

-------------------------
* Salary reflects total compensation paid to these executives (both before and after the merger described in Item 1).

(1) Mr. Clark became Senior Vice President of Business Development in July 2004 and is paid an annual salary of $150,000.
(2) Mr. Yim was our Chief Financial Officer from April 2004 through February 4, 2005 and was paid an annual salary of $120,000. Mr. Yim is no longer employed by us.

                          OPTION GRANTS IN FISCAL 2004

     The following table sets forth certain information regarding stock options held as of December 31, 2004 by the named executive officers.

                                                   NUMBER OF
                                                   SECURITIES    % OF TOTAL GRANTED
                                                   UNDERLYING     TO EMPLOYEES IN       EXERCISE      EXPIRATION
                                                    OPTIONS         FISCAL YEAR       PRICE ($/SH)       DATE
NAME AND PRINCIPAL POSITION                         GRANTED

Darwin Hu                                           560,000            25.5%              $2.00      July 20, 2014
   President and Chief Executive Officer
William Hawkins                                     360,000            16.4%              $2.00      July 20, 2014
   Chief Operating Officer, Acting Chief
Financial Officer and Secretary

David Clark                                         400,000            18.2%              $2.00      July 20, 2014
   Senior Vice President of Business Development

Stephen Yim                                         220,000            10.0%              $2.00       May 4, 2005
   Former Chief Financial Officer


                                AGGREGATE OPTIONS EXERCISEABLE IN LAST FISCAL YEAR
                                         AND FISCAL YEAR END OPTION VALUES

                                                       Number of Securities             Value of Unexercised
                                                      Underlying Unexercised            In-the-Money Options
                                                   OPTIONS AT DECEMBER 31, 2004       AT DECEMBER 31, 2004 (1)
                                                   ----------------------------       ------------------------
NAME AND PRINCIPAL POSITION                       EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
---------------------------                       -----------    -------------     -----------     -------------
Darwin Hu                                             -0-           560,000       $    0         $      616,000
   President, Chief Executive Officer
   and Chairman of the Board

William Hawkins                                       -0-           360,000       $     0        $      396,000
   Chief operating Officer, Acting Chief
Financial Officer and Secretary

David Clark                                           -0-           400,000       $    0         $     440,000
   Vice President of Business Development

Stephen Yim                                           -0-           220,000       $     0        $     242,000
   Former Chief Financial Officer (2)

------------------------------------------------- ------------- ----------------- -------------- ------------------
(1)      As of December 31, 2004, the market value of a share of common stock was $3.10.

(2) On February 4, 2005, Mr. Yim was terminated as the Company's Chief Financial Officer and the Board of Directors agreed to allow 55,000 options to immediately vest. Additionally, 165,000 options expired immediately upon such termination. The 55,000 options are exercisable through May 4, 2005.


     No shares were exercised by named executive officers in fiscal year ended December 31, 2004.

         As of December 31, 2004, options to purchase a total of 2,200,000 shares of common stock were granted under our 2002 Amended and Restated Stock option Plan, at an exercise price of $2.00 per share. One-fourth of the options granted vest on the first anniversary, one-fourth of the options granted vest on the second anniversary, one-fourth of the options granted vest on the third anniversary and one-fourth of the options vest on the fourth anniversary. The options expire on the ten year anniversary of their grant date.

         All options described above have been issued pursuant to the 2002 Amended and Restated Stock Option Plan described below.

2002 AMENDED AND RESTATED STOCK OPTION PLAN

DESCRIPTION OF THE 2002 PLAN

         THE PURPOSE OF THE 2002 PLAN. The purpose of the 2002 Plan is to provide additional incentive to the Directors, officers, employees and consultants of the Company who are primarily responsible for the management and growth of the Company. Each option shall be designated at the time of grant as either an incentive stock option (an "ISO") or as a non-qualified stock option (a "NQSO").

         The purpose of the 2002 Plan is to provide additional incentives to the directors, officers, employees and consultants of the Company who are primarily responsible for the management and growth of the Company. Each option shall be designated at the time of grant as either an incentive stock option (an "ISO") or a non-qualified stock option (a "NQSO"). The Board of Directors believes that the ability to grant stock options to employees which qualify for ISO treatment provides an additional material incentive to certain key employees. The Internal Revenue Code requires that ISOs be granted pursuant to an option plan that receives shareholder approval within one year of its adoption. The Company adopted the 2002 Plan in order to comply with this statutory requirement and preserve its ability to grant ISOs.

         The benefits to be derived from the 2002 Plan, if any, are not quantifiable or determinable.

         ADMINISTRATION OF THE PLAN. The 2002 Plan shall be administered by the Board of Directors of the Company, or by any committee that the Company may in the future form and to which the Board of Directors may delegate the authority to perform such functions (in either case, the "Administrator"). The Board of Directors shall appoint and remove members of the committee in its discretion in accordance with applicable laws. In the event that the Company establishes such a committee and is required to comply with Rule 16b-3 under the Exchange Act and
Section 162(m) of the Internal Revenue Code (the "Code"), the committee shall, in the Board of Director's discretion, be comprised solely of "non-employee directors" within the meaning of said Rule 16b-3 and "outside directors" within the meaning of Section 162(m) of the Code. Notwithstanding the foregoing, the Administrator may delegate non-discretionary administrative duties to such employees of the Company as it deems proper and the Board of Directors, in its absolute discretion, may at any time and from time to time exercise any and all rights and duties of the Administrator under the 2002 Plan.

         Subject to the other provisions of the 2002 Plan, the Administrator shall have the authority, in its discretion: (i) to grant options; (ii) to determine the fair market value of the Common Stock subject to options; (iii) to determine the exercise price of options granted; (iv) to determine the persons to whom, and the time or times at which, options shall be granted, and the number of shares subject to each option; (v) to interpret the 2002 Plan; (vi) to prescribe, amend, and rescind rules and regulations relating to the 2002 Plan;
(vii) to determine the terms and provisions of each option granted (which need not be identical), including but not limited to, the time or times at which options shall be exercisable; (viii) with the consent of the optionee, to modify or amend any option; (ix) to defer (with the consent of the optionee) the exercise date of any option; (x) to authorize any person to execute on behalf of the Company any instrument evidencing the grant of an option; and (xi) to make all other determinations deemed necessary or advisable for the administration of the 2002 Plan. The Administrator may delegate non-discretionary administrative duties to such employees of the Company as it deems proper.

         SHARES OF STOCK SUBJECT TO THE 2002 PLAN. Subject to the conditions outlined below, the total number of shares of stock which may be issued under options granted pursuant to the 2002 Plan shall not exceed 200,000 shares of Common Stock, $.001 par value per share. In April 2004, the Board of Directors unanimously voted to increase the total number of shares of stock which may be issued under options granted pursuant to the 2002 Plan from 200,000 to 2,200,000 and subsequently increased in July 2004 to 3,200,000. The Company's stockholders will be asked to ratify the increase in the authorized number of shares of stock that may be issued under the 2002 Plan at the next annual meeting of stockholders.

         The number of shares of Common Stock subject to options granted pursuant to the 2002 Plan may be adjusted under certain conditions. If the stock of the Company is changed by reason of a stock split, reverse stock split, stock dividend, recapitalization, combination or reclassification, appropriate adjustments shall be made by the Board of Directors in (i) the number and class of shares of stock subject to the 2002 Plan, and (ii) the exercise price of each outstanding option; provided, however, that the Company shall not be required to issue fractional shares as a result of any such adjustments. Each such adjustment shall be subject to approval by the Board of Directors in its sole discretion.

         In the event of the proposed dissolution or liquidation of the Company, the Administrator shall notify each optionee at least thirty days prior to such proposed action. To the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action; provided, however, that the Administrator, in the exercise of its sole discretion, may permit exercise of any options prior to their termination, even if such options were not otherwise exercisable. In the event of a merger or consolidation of the Company with or into another corporation or entity in which the Company does not survive, or in the event of a sale of all or substantially all of the assets of the Company in which the Shareholders of the Company receive securities of the acquiring entity or an affiliate thereof, all options shall be assumed or equivalent options shall be substituted by the successor corporation (or other entity) or a parent or subsidiary of such successor corporation (or other entity); provided, however, that if such successor does not agree to assume the options or to substitute equivalent options therefor, the Administrator, in the exercise of its sole discretion, may permit the exercise of any of the options prior to consummation of such event, even if such options were not otherwise exercisable.

         PARTICIPATION. Every person who at the date of grant of an option is an employee of the Company or of any Affiliate (as defined below) of the Company is eligible to receive NQSOs or ISOs under the 2002 Plan. Every person who at the date of grant is a consultant to, or non-employee director of, the Company or any Affiliate (as defined below) of the Company is eligible to receive NQSOs under the 2002 Plan. The term "Affiliate" as used in the 2002 Plan means a parent or subsidiary corporation as defined in the applicable provisions (currently Sections 424(e) and (f), respectively) of the Code. The term "employee" includes an officer or director who is an employee of the Company. The term "consultant" includes persons employed by, or otherwise affiliated with, a consultant.

         OPTION PRICE. The exercise price of a NQSO shall be not less than 85% of the fair market value of the stock subject to the option on the date of grant. To the extent required by applicable laws, rules and regulations, the exercise price of a NQSO granted to any person who owns, directly or by attribution under the Code (currently Section 424(d)), stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of any Affiliate (a "10% Shareholder") shall in no event be less than 110% of the fair market value of the stock covered by the option at the time the option is granted. The exercise price of an ISO shall be determined in accordance with the applicable provisions of the Code and shall in no event be less than the fair market value of the stock covered by the option at the time the option is granted. The exercise price of an ISO granted to any 10% Percent Shareholder shall in no event be less than 110% of the fair market value of the stock covered by the Option at the time the Option is granted.

         TERM OF THE OPTIONS. The Administrator, in its sole discretion, shall fix the term of each option, provided that the maximum term of an option shall be ten years. ISOs granted to a 10% Shareholder shall expire not more than five years after the date of grant. The 2002 Plan provides for the earlier expiration of options in the event of certain terminations of employment of the holder.

         RESTRICTIONS ON GRANT AND EXERCISE. Except with the express written approval of the Administrator which approval the Administrator is authorized to give only with respect to NQSOs, no option granted under the 2002 Plan shall be assignable or otherwise transferable by the optionee except by will or by operation of law. During the life of the optionee, an option shall be exercisable only by the optionee.

         TERMINATION OF THE 2002 PLAN. The 2002 Plan shall become effective upon adoption by the Board or Directors; provided, however, that no option shall be exercisable unless and until written consent of the Shareholders of the Company, or approval of Shareholders of the Company voting at a validly called Shareholders' meeting, is obtained within twelve months after adoption by the Board of Directors. If such Shareholder approval is not obtained within such time, options granted pursuant to the 2002 Plan shall be of the same force and effect as if such approval was obtained except that all ISOs granted pursuant to the 2002 Plan shall be treated as NQSOs. Options may be granted and exercised under the 2002 Plan only after there has been compliance with all applicable federal and state securities laws. The 2002 Plan shall terminate within ten years from the date of its adoption by the Board of Directors.

         TERMINATION OF EMPLOYMENT. If for any reason other than death or permanent and total disability, an optionee ceases to be employed by the Company or any of its Affiliates (such event being called a "Termination"), options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination, or such other period of not less than thirty days after the date of such Termination as is specified in the Option Agreement or by amendment thereof (but in no event after the expiration date of the option (the "Expiration Date")); provided, however, that if such exercise of the option would result in liability for the optionee under Section 16(b) of the Exchange Act, then such three-month period automatically shall be extended until the tenth day following the last date upon which optionee has any liability under Section 16(b) (but in no event after the Expiration Date). If an optionee dies or becomes permanently and totally disabled (within the meaning of Section 22(e)(3) of the Code) while employed by the Company or an Affiliate or within the period that the option remains exercisable after Termination, options then held (to the extent then exercisable) may be exercised, in whole or in part, by the optionee, by the optionee's personal representative or by the person to whom the option is transferred by devise or the laws of descent and distribution, at any time within twelve months after the death or twelve months after the permanent and total disability of the optionee or any longer period specified in the Option Agreement or by amendment thereof (but in no event after the Expiration Date). "Employment" includes service as a director or as a consultant. For purposes of the 2002 Plan, an optionee's employment shall not be deemed to terminate by reason of sick leave, military leave or other leave of absence approved by the Administrator, if the period of any such leave does not exceed 90 days or, if longer, if the optionee's right to reemployment by the Company or any Affiliate is guaranteed either contractually or by statute.

         AMENDMENTS TO THE PLAN. The Board of Directors may at any time amend, alter, suspend or discontinue the 2002 Plan. Without the consent of an optionee, no amendment, alteration, suspension or discontinuance may adversely affect outstanding options except to conform the 2002 Plan and ISOs granted under the 2002 Plan to the requirements of federal or other tax laws relating to ISOs. No amendment, alteration, suspension or discontinuance shall require Shareholder approval unless (i) shareholder approval is required to preserve incentive stock option treatment for federal income tax purposes or (ii) the Board of Directors otherwise concludes that shareholder approval is advisable.

         TAX TREATMENT OF THE OPTIONS. Under the Code, neither the grant nor the exercise of an ISO is a taxable event to the optionee (except to the extent an optionee may be subject to alternative minimum tax); rather, the optionee is subject to tax only upon the sale of the Common Stock acquired upon exercise of the ISO. Upon such a sale, the entire difference between the amount realized upon the sale and the exercise price of the option will be taxable to the optionee. Subject to certain holding period requirements, such difference will be taxed as a capital gain rather than as ordinary income. Optionees who receive NQSOs will be subject to taxation upon exercise of such options on the spread between the fair market value of the Common Stock on the date of exercise and the exercise price of such options. This spread is treated as ordinary income to the optionee, and the Company is permitted to deduct as an employee expense a corresponding amount. NQSOs do not give rise to a tax preference item subject to the alternative minimum tax.

 EMPLOYMENT AGREEMENTS

The independent members of our board of directors have approved the terms of each of the employment agreements described below. We intend to enter into the employment agreements described below with each of the following persons.

         Darwin Hu as our President and Chief Executive Officer. The agreement provides for an initial term of three years, an annual salary to Mr. Hu of $200,000 and an annual bonus to be determined by our board of directors. In connection with the agreement, Mr. Hu was issued non-qualified options to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.01 per share. One-third of the options shall vest on the later to occur of:
(i) April 4, 2005, and (ii) execution of the employment agreement, one-third shall vest on April 3, 2006 and one-third shall vest on April 2, 2007. The agreement also provides for the executive's ability to participate in our health insurance program. In the event that Mr. Hu's employment is terminated other than with good cause, he will receive a payment of the lesser of his then remaining salary due pursuant to the employment agreement or six months of base salary at his then current annual salary.

         William Hawkins as our Chief Operating Officer. The agreement provides an initial term of three years, an annual salary to Mr. Hawkins of $160,000 and an annual bonus to be determined by our board of directors. In connection with the agreement, Mr. Hawkins was issued non-qualified options to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.01 per share. One-third of the options shall vest on the later to occur of: (i) April 4, 2005, and (ii) execution of the employment agreement, one-third shall vest on April 3, 2006 and one-third shall vest on April 2, 2007. The agreement also provides for the executive's ability to participate in our health insurance program. In the event that Mr. Hawkins' employment is terminated other than with good cause, he will receive a payment of the lesser of his then remaining salary due pursuant to the employment agreement or six months of base salary at his then current annual salary.

         David Clark as our Senior Vice President of Business Development. The agreement provides for an initial term of three years, an annual salary to Mr. Clark of $150,000 and an annual bonus to be determined by our board of directors. In connection with the agreement, Mr. Clark was issued non-qualified options to purchase up to 800,000 shares of our common stock at an exercise price of $0.01 per share. One-third of the options shall vest on the later to occur of: (i) April 4, 2005, and (ii) execution of the employment agreement, one-third shall vest on April 3, 2006 and one-third shall vest on April 2, 2007. The agreement also provides for the executive's ability to participate in our health insurance program. In the event that Mr. Clark's employment is terminated other than with good cause, he will receive a payment of the lesser of his then remaining salary due pursuant to the employment agreement or six months of base salary at his then current annual salary.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 24, 2005, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for: (i) each person known by the Company to own beneficially more than five (5%) percent of its outstanding Common Stock,
(ii) each of its officers and directors, and (iii) all of its officers and directors as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them. As of March 24, 2005 there were 23,110,515 shares of our Common Stock outstanding.

NAME AND ADDRESS OF      NUMBER OF COMMON SHARES     PERCENTAGE OF COMMON SHARES
BENEFICIAL OWNER(1)       BENEFICIALLY OWNED(2)          BENEFICIALLY OWNED

Darwin Hu (3)                           -0-                        -
William Hawkins (4)                     -0-                        -
David Clark (5)                      50,000                        *
Peter Mor (6)                           -0-                        -
Lawrence Liang (7)                      -0-                        -
Syscan Imaging Limited(8)        18,773,514                    81.2%
All Directors and Officers
  as a group
 (5 persons) (3)-(7)                 50,000                        *
* less than one percent

(1) Unless otherwise indicated, the address of each person listed below is c/o Syscan Imaging, Inc., 1772 Technology Drive, San Jose, California 95110.

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

(3) . Does not include 560,000 shares issuable upon the exercise of options granted pursuant to the Company's Amended and Restated 2002 Stock Option Plan which are not exercisable within 60 days of the date hereof. Also does not include shares underlying options to be issued to Mr. Hu upon execution of an employment agreement previously approved by the board of directors, pursuant to which Mr. Hu will receive options to purchase up to 1,500,000 shares of our common stock, 500,000 of which shall vest upon the later to occur of: (i) April 4, 2005, and (ii) execution of the employment agreement between us and Mr. Hu. Mr. Hu also disclaims beneficial ownership of any shares of common stock held by Syscan Imaging Limited, our majority-stockholder, of which Mr. Hu is a director.

(4) Does not include 360,000 shares issuable upon the exercise of options granted pursuant to the Company's Amended and Restated 2002 Stock Option Plan which are not exercisable within 60 days of the date hereof. Also does not include shares underlying options to be issued to Mr. Hawkins upon execution of an employment agreement previously approved by the board of directors, pursuant to which Mr. Hawkins will receive options to purchase up to 1,000,000 shares of our common stock, 333,334 of which shall vest upon the later to occur of: (i) April 4, 2005, and (ii) execution of the employment agreement between us and Mr. Hawkins.

(5) Includes 50,000 shares of common stock. Does not include 400,000 shares issuable upon the exercise of options granted pursuant to the Company's Amended and Restated 2002 Stock Option Plan which are not exercisable within 60 days of the date hereof. Also does not include shares underlying options to be issued to Mr. Clark upon execution of an employment agreement previously approved by the board of directors, pursuant to which Mr. Clark will receive options to purchase up to 800,000 shares of our common stock, 266,667 of which shall vest upon the later to occur of: (i) April 4, 2005, and (ii) execution of the employment agreement between us and Mr. Clark.

(6) Does not include 80,000 shares issuable upon the exercise of options granted pursuant to the Company's Amended and Restated 2002 Stock Option Plan which are not exercisable within 60 days of the date hereof.

(7) Does not include 80,000 shares issuable upon the exercise of options granted pursuant to the Company's Amended and Restated 2002 Stock Option Plan which are not exercisable within 60 days of the date hereof.

(8) The sole shareholder of Syscan Imaging Limited is Syscan Technology Holdings Limited, a publicly-held company whose shares are listed on The Growth Enterprise Market of The Stock Exchange of Hong Kong Limited. The address for Syscan Imaging Limited is Unit 808, 8th floor, K. Wah Centre, 191 Java Road, North Point Hong Kong.



                                             EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------- --------------------- ------------------ -----------
                                                                                    Number of
                                                                                   securities
                                                                                    remaining
                                                                                  available for
                                           Number of        Weighted average     future issuance
                                        securities to be     exercise price       under equity
                                          issued upon        of outstanding    compensation plans
                                          exercise of           options,           (excluding
                                          outstanding         warrants and         securities
                                       options, warrants         rights           reflected in
                                           and rights              (b)             column (a))
                                              (a) (c)
-------------------------------------- --------------------- ------------------ --------------------
-------------------------------------- --------------------- ------------------ --------------------
Equity compensation plans approved            200,000               $2.00              -0-
by security holders
-------------------------------------- --------------------- ------------------ --------------------
-------------------------------------- --------------------- ------------------ --------------------
Equity compensation plans not approved       2,000,000             $2.00              5,165,000(1)
by security holders
-------------------------------------- --------------------- ------------------ --------------------
-------------------------------------- --------------------- ------------------ --------------------
         Total                               2,200,000             $2.0066            5,165,000(1)
-------------------------------------- --------------------- ------------------ --------------------

(1) Includes up to 4,000,000 options previously approved by the independent members of the board of director to be issued to officers, certain employees and consultants to us in connection with the execution of previously approved employment and consulting agreements. None of such 4,000,000 options have been issued as of the date hereof.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANUFACTURING

            All of our products are manufactured by Syscan Technology Holdings
(STH), the parent company of our majority stockholder. We and STH have established an internal-pricing agreement that is updated on a semi-annual basis. STH currently serves as the manufacturer of all current image capture products produced by us. We believe, for quality control and pricing reasons, that this type of relationship is more favorable then could be attained from unaffiliated third-parties. We purchase and provide STH with critical parts and components necessary to manufacture our products.

         We purchase significantly all of our finished scanner imaging products from the parent company of our majority stockholder, Syscan Technology Holdings Limited ("STH"). Our Chairman and CEO, Darwin Hu, was formerly the CEO of STH, and beneficially owns approximately 5.33% of the issued and outstanding capital stock of STH. The following is a summary of significant related party transactions, which were carried out in the normal course of the Company's business, during the years ended December 31, 2004 and 2003:

THE FOLLOWING IS A SUMMARY OF SIGNIFICANT RELATED PARTY PURCHASE TRANSACTIONS, WHICH WERE CARRIED OUT IN THE NORMAL COURSE OF THE COMPANY'S BUSINESS:



                                                 2004              2003
                                              --------------- -----------------

SYSCAN Intervision Limited                      $  3,825,482      $  4,418,415
                                              =============== =================

SYSCAN Optoelectronics Technology
  (Shenzhen) Company Limited                    $    520,200      $       --
                                              =============== =================







AMOUNTS DUE TO/FROM RELATED PARTIES ARE UNSECURED, INTEREST-FREE AND REPAYABLE ON DEMAND AND CONSISTED OF THE FOLLOWING:

                                                               DECEMBER 31, 2004
AMOUNTS DUE FROM RELATED PARTIES:
Due from STH                                                    $    345,998


Due from our majority stockholder                                    100,000


Due from various subsidiaries wholly-owned by STH                  1,818,989

                                                             -----------------
TOTAL                                                          $   2,264,987
                                                             =================

         In February 2005, the independent members of our board of directors approved employment agreements and option issuances to each of Darwin Hu, our Chief Executive Officer, William Hawkins, our Chief Operating Officer and Acting Chief Financial Officer, and David Clark, our Senior Vice President of Business Development. Upon execution of the employment agreements referred to above, each of Messrs. Hu, Hawkins and Clark will be granted options to purchase 1,500,000, 1,000,000 and 800,000 shares of our common stock, respectively, at an exercise price of $0.01 per share. Such options shall vest one-third on the later to occur of: (i) April 4, 2005; and (ii) the execution of such employment agreement, one-third shall vest on April 3, 2006 and one-third shall vest on April 2, 2007. Pursuant to such employment agreements, each of Messrs. Hu, Hawkins and Clark shall be entitled to receive annual salaries of $200,000, $160,000 and $150,000, respectively.

         Other than those described above, we have no material transactions which involved or are planned to involve a direct or indirect interest of a director, executive officer, greater than 5% stockholder or any family member of such parties.

         We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions between us and our officers, directors and principal shareholders and their affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by the independent members of our board of directors.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.1 Share Exchange Agreement (previously filed as exhibit 99.1 on Form 8-K dated April 19, 2004).

     3.1*      Certificate of Incorporation dated February 15, 2002.

     3.2* Certificate of Amendment to the Company's Certificate of Incorporation dated March 19, 2004.

     3.3 Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock as filed with the Secretary of State of the State of Delaware on March 15, 2005 (previously filed as exhibit 10.4 on Form 8-K dated March 21, 2005)

     3.4*      Amended and Restated Bylaws.

     10.1 Form of Convertible Preferred Stock and Common Stock Warrant Purchase Agreement entered into by and between the Company and the purchasers (previously filed as exhibit 10.1 on Form 8-K dated March 21, 2005).

     10.2 Form of Common Stock Purchase Warrant (previously filed as exhibit 10.2 on Form 8-K dated March 21, 2005).

     10.3 Form of Registration Rights Agreement (previously filed as exhibit 10.3 on Form 8-K dated March 21, 2005).

     10.4*     2002 Amended and Restated Stock Option Plan

     14* Code of Ethics adopted by the Company's board of directors on March 28, 2005.

     21*       Subsidiaries of the Company.

     31.1* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------
* filed herewith

(b) Reports on Form 8-K.

         There were no reports filed on Form 8-K during the fourth quarter of the year ended December 31, 2004.

         ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth fees billed to us by our independent registered public accounting firm, Clancy and Co., P.L.L.C., during the fiscal years ended December 31, 2004, and December 31, 2003, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees;
(iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered. Since we do not currently have an audit committee, our board of directors approved the audit services provided by Clancy and Co, P.L.L.C. and the fees incurred in connection therewith.

                                    DECEMBER 31, 2003   DECEMBER 31, 2004
         Audit Fees                     $23,000              $36,950
         Audit Related Fees               -0-                  -0-
         Tax Fees                         -0-                  -0-
         All Other Fees                   -0-                  -0-

                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Report of Independent Registered Public Accounting Firm ..................   F-2

Consolidated Balance Sheet................................................   F-3

Consolidated Statements of Operations ....................................   F-4

Consolidated Statements of Changes in Stockholders' Equity ...............   F-5

Consolidated Statements of Cash Flows ....................................   F-6

Notes to Consolidated Financial Statements ...............................   F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Syscan Imaging, Inc.

We have audited the accompanying consolidated balance sheet of Syscan Imaging, Inc. (a Delaware Corporation) and Subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004, and the consolidated results of its operations and its cash flows for the periods indicated, in conformity with generally accepted accounting principles in the United States of America.



Clancy and Co., P.L.L.C.
Phoenix, Arizona

March 7, 2005



                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                    ASSETS
---------------------------------------------------------
Current assets
   Cash and cash equivalents                                       $    687,403
   Trade receivables, net                                             1,127,873
   Inventories                                                          496,680
   Prepayments, deposits and other current assets                       218,141
   Due from related parties                                           2,264,987
                                                                   ------------
Total current assets                                                  4,795,084

Fixed assets, net                                                        23,985

Other assets
   Intangible assets                                                     13,493
   Long-term investment                                                 997,692
                                                                   ------------
Total other assets                                                    1,011,185
                                                                   ------------

TOTAL ASSETS                                                       $  5,830,254
                                                                   ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------
Current liabilities
   Bank line of credit                                             $    700,000
   Letter of credit                                                     233,036
   Trade payables                                                        62,307
   Other payables and accruals                                           52,221
                                                                   ------------
Total current liabilities                                             1,047,564

Commitments and contingencies                                              --

Stockholders' equity
   Preferred stock: $0.001 par value; 2,000,000
      shares authorized and none outstanding                               --
   Common stock: $0.001 par value; 50,000,000
      shares authorized and 23,110,515 shares
      issued and outstanding                                             23,110
   Additional paid in capital                                        25,478,263
   Accumulated deficit                                              (20,718,683)
                                                                   ------------
Total stockholders' equity                                            4,782,690
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  5,830,254
                                                                   ============






   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31

                                                       2004             2003
                                                   ------------     ------------
NET SALES                                          $  6,057,821     $  7,456,782

COSTS OF SALES                                        4,167,140        5,089,453
                                                   ------------     ------------

GROSS PROFIT                                          1,890,681        2,367,329

OPERATING EXPENSES
   Selling and marketing expenses                       745,557          635,966
   General and administrative expenses                  827,294          625,156
   Research and development expenses                    528,417          799,825
                                                   ------------     ------------
Total operating expenses                              2,101,268        2,060,947
                                                   ------------     ------------

OPERATING EARNINGS (LOSS)                              (210,587          306,382

Other income (expense), net                              31,521          529,650
                                                   ------------     ------------

NET EARNINGS (LOSS) BEFORE TAXES                     (179,066))          836,032

PROVISION FOR INCOME TAXES                                  800              800
                                                   ------------     ------------

NET EARNINGS (LOSS)                                $   (179,866)    $    835,232
                                                   ============     ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE        $      (0.01)    $       0.04
                                                   ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                  22,599,454       21,082,935
                                                   ============     ============








   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                      SYSCAN IMAGING, INC. AND SUBISIDARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                        COMMON          COMMON      ADDITIONAL
                                                         STOCK           STOCK        PAID IN      ACCUMULATED
                                                       (SHARES)        (AMOUNT)       CAPITAL        DEFICIT           TOTAL
                                                     -------------------------------------------------------------------------

INITIAL CAPITALIZATION AS A RESULT OF REVERSE
     ACQUISITION                                      21,082,935   $     21,083   $ 25,480,290    $(21,374,049)   $  4,127,324

   Net earnings                                             --             --                          835,232         835,232

                                                      ------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2003                           21,082,935         21,083     25,480,290     (20,538,817)      4,962,556
                                                      ------------------------------------------------------------------------

   Recapitalization to effect reverse acquisition      2,027,580          2,027         (2,027)           --              --

   Net loss                                                 --             --                         (179,866)       (179,866)

                                                      ------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2004                           23,110,515   $     23,110   $ 25,478,263    $(20,718,683)   $  4,782,690
                                                      ========================================================================






























   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31

                                                                       2004            2003
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss)                                              $  (179,866)   $   835,232
                                                                    -----------    -----------
   Adjustments to reconcile net earnings (loss) to net cash flows used in operating activities
   Depreciation                                                           3,279          7,938
   Loss on disposal of fixed assets                                       9,861           --
   Provision for doubtful accounts                                         --           23,560
   Write back of provision for doubtful accounts                         41,178
   Provision (write-back) of slow-moving inventories                       --         (408,034)
   Negative goodwill acquired in acquisition                               --          (18,262)
   Changes in assets and liabilities
      (Increase) decrease trade receivables                             930,231     (1,212,776)
      (Increase) decrease in inventories                               (297,130)       367,278
      (Increase) decrease in other current assets                      (207,325)        29,077
       Increase (decrease) in trade payables                             36,661         18,195
       Increase (decrease) in other payables and accruals              (362,898)       316,252
                                                                    -----------    -----------
   Net cash flows used in operating activities                          (26,009)       (41,540)

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash acquired in reverse acquisition                                  28,288           --
   Acquisition of a subsidiary                                             --               (1)
   Capital expenditures                                                 (26,309)        (1,023)
                                                                    -----------    -----------
Net cash flows provided by (used in) investing activities                 1,979         (1,024)

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances under bank line of credit                                  700,000           --
    Funds under letter of credit                                        233,036           --
   Advances (repayments) - related party payables                    (1,215,289)       393,241
   (Advances) repayments - related party receivables                    (26,136)       335,534
                                                                    -----------    -----------
Net cash flows provided by (used in) financing activities              (308,389)       728,775
                                                                    -----------    -----------

Increase (decrease) in cash and cash equivalents                       (332,419)       686,211

Cash and cash equivalents, beginning of year                          1,019,822        333,611
                                                                    -----------    -----------

Cash and cash equivalents, end of year                              $   687,403    $ 1,019,822
                                                                    ===========    ===========

Cash paid for:
   Interest                                                         $    11,621           --
   Income taxes                                                     $       800    $       800
                                                                    ===========    ===========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
================================================================================


NOTE 1 - BACKGROUND, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

On April 2, 2004, Syscan Imaging, Inc. (formerly known as "BankEngine Technologies, Inc." and referred to herein as the "Company") completed its acquisition of 100% of the issued and outstanding capital stock of Syscan, Inc. ("Syscan"), pursuant to a Share Exchange Agreement ("Agreement") dated March 29, 2004, in exchange for 20,859,459 shares of the Company's common stock. Pursuant to the Agreement, the sole stockholder of Syscan, Syscan Imaging Limited, received 18,773,514 post-reverse split shares of the Company's common stock in exchange for all of the issued and outstanding capital stock of Syscan. In connection with the issuance of the Company's common stock to Syscan Imaging Limited, Syscan Imaging Limited beneficially became the owner of 81.2% of the issued and outstanding securities of the Company. Its ultimate holding company is Syscan Technology Holdings Limited, a company which is incorporated in Bermuda and its shares are listed on The Growth Enterprise Market of The Stock Exchange of Hong Kong Limited. (See Note 6)

Syscan, Inc. ("Syscan") was incorporated on May 1, 1995, under the laws of the State of California. Syscan is headquartered in San Jose, California, and is principally engaged in the design, development and marketing of Contact Image Sensor ("CIS") modules for use in scanners and fax machines. Syscan's manufacturing is completed at an affiliated China-based facility, which provides a low-cost manufacturing base for these industrial and consumer products. Syscan's products are ideally suited for the mobile computer user who needs to scan and/or fax documents while away from their office.


BASIS OF PRESENTATION

As a result of the reverse acquisition, the financial statements of the Company become those of Syscan and thus, the consolidated financial statements of the Company represent the activities of its 100% owned subsidiary, Syscan. Although the Company is the legal acquirer, Syscan will be treated as having acquired the Company for accounting purposes (recapitalization) and all of the operations reported represent the historical financial statements of Syscan. (See Note 6)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. The results of subsidiaries acquired or disposed of during the periods presented are consolidated from or to their effective dates of acquisition or disposal. All significant inter-company balances and transactions have been eliminated in consolidation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - For certain of the Company's financial instruments, including cash and cash equivalents, trade receivables and payables, prepaid expenses and other current assets, amounts due to / from related parties, and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

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

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially expose the Company to a concentration of credit risk are as follows:

CASH HELD AT BANKS - The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

GEOGRAPHIC SALES AND SIGNIFICANT CUSTOMERS - The Company operates in a single industry segment that being scanner and fax modules. The Company markets its products in the United States, Europe and the Asia Pacific region through its sales personnel and independent sales representatives.

The Company's geographic sales as a percent of total revenue are as follows:

                                        2004               2003
                                   ----------------    --------------
United States                            93%                80%
Asia Pacific                             2%                 13%
Europe and others                        5%                  7%





Sales to major customers, as a percentage of total revenues, are as follows:

                                          2004               2003
                                     ----------------    --------------
A                                          38%                41%
B                                          16%                9%
C                                          15%                9%





TRADE RECEIVABLES - The Company's customers are concentrated in the personal computer industry, motherboard manufacturers and original equipment manufacturers. As of December 31, 2004 and 2003, the concentration was approximately 89% (2 customers) and 82% (5 customers), respectively. The loss of any of these customers could have a material adverse effect on the Company's results of operations, financial position and cash flows.

SIGNIFICANT VENDORS - For the years ended December 31, 2004 and 2003, the Company's purchases of finished scanner imaging products have primarily been concentrated with one vendor that is a subsidiary of the Company's majority stockholder. If this vendor was unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.

PRODUCT SALES - The Company had 4 (2003: 2) different products, respectively, that each accounted for more than 10% of sales. If any of these products were to become obsolete or unmarketable and the Company was unable to successfully develop and market alternative products, the Company's business, operating results and financial condition could be adversely affected

INVENTORIES - Inventories consist of finished goods, which are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Provision is made for obsolete, slow-moving or defective items where appropriate. The amount of any provision of inventories is recognized as an expense in the period the provision occurs. The amount of any reversal of any provision is recognized as other income in the period the reversal occurs. There was no provision recorded at December 31, 2004.

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

REVENUE RECOGNITION - Revenues consist of product sales including optical image capturing devices, modules of optical image capturing devices, and chips and other optoelectronic products. Revenue is recognized when the product is shipped and the risks and rewards of ownership have transferred to the customer. The Company recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURN ALLOWANCES - The Company presents accounts receivable, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There was no allowance for doubtful accounts at December 31, 2004, as management believes all of its accounts receivable are collectible.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development costs are expensed as incurred and amounted to $528,417 in 2004 (2003: $799,825).

ADVERTISING COSTS - Advertising costs are expensed as incurred and amounted to approximately $31,000 in 2004 (2003: $89,000).

INCOME TAXES - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.
INTANGIBLE ASSETS - Intangible assets represents goodwill arising from the excess of the purchase consideration over the fair value of the net assets at the date of acquisition of subsidiaries. Goodwill arising in a business combination initiated after June 30, 2001 is not amortized. Negative goodwill is charged to the statement of operations as the carrying amount of the asset cannot be reduced to below zero. The amount was immaterial to the financial statements as a whole.
COMPREHENSIVE INCOME - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

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

EARNINGS PER SHARE - Basic earnings per share ("EPS") are calculated using net earnings (numerator) divided by the weighted-average number of shares outstanding (denominator) during the reporting period. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future such as options are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB No. 123, and "Accounting for Stock-Based Compensation". This statement amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. See Note 10 for a description of the stock-based compensation plan.

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net earnings and pro forma net earnings per share would have been reflected as follows at December 31:

                                                       2004          2003
                                                    ----------   -----------
Net earnings (loss), as reported                    $(179,866)   $   835,232
Less: stock-based compensation
  cost, net of tax
                                                       (3,824)        29,526
                                                    ---------    -----------
Pro forma net earnings (loss)                       $(183,690)   $   805,706
                                                    =========    ===========

Basic and diluted net earnings
  (loss) per share
     As reported                                    $   (0.01)   $      0.04
                                                    =========    ===========
     Pro forma                                      $   (0.01)   $      0.04
                                                    =========    ===========

RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board issued the following new accounting pronouncements during 2004:

In March 2004, the EITF reached consensus on EITF Issue No. 03-6, "Participating Securities and the Two Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earning per share amounts. This statement does not affect the Company.

In June 2004, the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the reporting period beginning after September 15, 2004. This statement does not affect the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not believe the adoption of SFAS No. 151 will have a material impact on our financial position, results of operations or cash flows. In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective for interim reporting period that begins after June 15, 2005. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," which discusses the accounting and reporting of real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, and restatement of previously issued financial statements is not permitted. This statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance--that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. This statement does not affect the Company.


NOTE 2 - RELATED PARTY TRANSACTIONS

The Company purchases significantly all of its finished scanner imaging products from the parent company of its majority stockholder, Syscan Technology Holdings Limited ("STH"). The Company's Chairman and CEO, Darwin Hu, was formerly the CEO of STH, and beneficially owns approximately 5.33% of the issued and outstanding capital stock of STH.

THE FOLLOWING IS A SUMMARY OF SIGNIFICANT RELATED PARTY PURCHASES FROM ENTITIES THAT ARE WHOLLY-OWNED SUBSIDIARIES OF STH. THE TRANSACTIONS WERE CARRIED OUT IN THE NORMAL COURSE OF THE COMPANY'S BUSINESS.

                                                        2004             2003
                                                     ----------       ----------

SYSCAN Intervision Limited                           $3,825,482       $4,418,415
                                                     ==========       ==========

SYSCAN Optoelectronics Technology
  (Shenzhen) Company Limited                         $  520,200       $     --
                                                     ==========       ==========

AMOUNTS DUE TO / FROM RELATED PARTIES ARE UNSECURED, INTEREST-FREE AND REPAYABLE ON DEMAND AND CONSISTED OF THE FOLLOWING:

AMOUNTS DUE FROM RELATED PARTIES:
Due from STH                                                $ 345,998

Due from majority stockholder                                 100,000

Due from various subsidiaries wholly-owned by STH           1,818,989
                                                         -------------
                                                         $  2,264,987
                                                         =============




NOTE 3 - FIXED ASSETS

Fixed assets consist of the following:

Computer and office equipment                             $    24,767
Furniture                                                       2,565
                                                         -------------
Total                                                          27,332
Less accumulated depreciation                                   3,347
                                                         -------------
Net book value                                            $    23,985
                                                         =============






Depreciation expense charged to operations in 2004 was $3,279 (2003: $7,938).


NOTE 4 - LONG-TERM INVESTMENT

Long-term investment consists of an equity interest in CMOS Sensor, Inc. ("CMOS"), a California corporation, which is principally engaged in the research and development of infra-red sensors and CMOS sensors. On June 26, 2002, the Company acquired 100% equity interest of Syscan Laser Technology Ltd. ("Syscan Laser") from Syscan Holdings Limited, a fellow subsidiary of the Company, for total consideration of $1. At the date of acquisition, Syscan Laser held 9.7% equity interest (representing 750,000 shares purchased at $0.80 per share) in CMOS. On October 29, 2003, the Company acquired 100% equity interest of Leadbuilt Technology Limited ("Leadbuilt") from Syscan InterVision Limited, a fellow subsidiary of the Company, for total consideration of $1. At the date of acquisition, Leadbuilt held 6.4% (representing 500,000 shares purchased at $0.80 per share) equity interest in CMOS. As a result of both transactions, the Company increased its equity interest in CMOS from 9.7% to 16.1%. The Company's directors are of the opinion that the underlying value of the long-term investment is not less than the carrying value at December 31, 2004.

NOTE 5 - OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

                                                       2004              2003
                                                 ---------------    ------------
Interest income                                    $   5,966          $  12,266
Write back of provision of inventories                     -            408,034
Write back of provision for bad debts                 41,178
Loss on disposal of fixed assets                    (15,623)
Recovery of trade receivables written off                  -            109,350
                                                  -----------    ---------------
                                                   $  31,521          $ 529,650
                                                  ===========    ===============




NOTE 6 - STOCKHOLDERS' EQUITY

On April 2, 2004, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Syscan pursuant to an Agreement dated March 29, 2004, in exchange for 20,859,459 shares of the Company's common stock. As part of the reorganization of the Company on April 2, 2004, the common shares of the Company were subject to a reverse split of 1 share for each 10 shares outstanding. The predecessor entity, Syscan Imaging, Inc., signed an employment agreement in December 2003, for a term of 2 years for a total amount of $200,000 and 500,000 options as detailed in Note 10. Upon the reorganization on April 2, 2004, the employment agreement was settled in full for 200,000 post reverse split common shares. Additionally, advances from a shareholder on behalf of the predecessor entity in the amount of $11,500 to pay liabilities and $11,976 to acquire equipment were converted to 23,476 common shares.
Immediately prior to the Agreement, the Company had 2,027,580 shares of common stock issued and outstanding. The acquisition was accounted for as recapitalization of Syscan because the shareholders of Syscan controlled the Company after the acquisition. Syscan was treated as the acquiring entity for accounting purposes and the Company was the surviving entity for legal purposes. The combined company is considered to be a continuation of the operations of Syscan. The issued and outstanding common stock of Syscan prior to the completion of the acquisition was restated to reflect the 21,082,935 common stock issued by the Company.

NOTE 7 - INCOME TAXES

Provision for income taxes for all periods presented represents the minimum franchise tax due ($800) in the State of California. No provision for Hong Kong Profits Tax has been made for the periods presented as the Company and its subsidiaries operating in Hong Kong have no assessable profits during the years being reported.

The Company believes sufficient uncertainty exists regarding the realizability of the net operating loss carryforwards and other timing differences for the periods presented. Accordingly, a valuation allowance has been provided for the entire amount related thereto. The valuation allowance increased (decreased) by approximately $142,000 (2003: ($223,000)).

As of December 31, 2004, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $16,000,000 and $12,000,000, which expire through 2024 and 2014, respectively. State net operating loss carryforwards are based on federal net operating losses, which are limited to certain percentages and carryover periods based on the year incurred. For taxable years beginning in 2002 and 2003, the State of California suspended the net operating loss carryover deduction for two years for losses incurred before January 1, 2002, and for one year for losses incurred after January 1, 2002. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

THE NET DEFERRED INCOME TAX ASSET CONSISTED OF THE FOLLOWING:

                                                         2004           2003
                                                     -----------     -----------
Deferred tax assets
   Federal net operating loss carryforwards          $ 5,633,000    $ 5,423,000
   State net operating loss carryforwards              1,080,000      1,025,000
   Capitalized R&D Expenses                              932,000      1,122,000
   Tax credit carryforwards                              708,000        643,000
                                                     -----------     -----------
                                                       8,353,000      8,213,000
Less valuation allowance                               8,353,000      8,211,000
                                                     -----------     -----------
                                                                          2,000
                                                                     -----------
Deferred tax liability
   Excess tax over book depreciation                         --          (2,000)
                                                     -----------     -----------

Net deferred income tax asset                        $      --       $      --
                                                     ===========     ===========




THE FOLLOWING TABLE RECONCILES THE STATUTORY RATES TO THE COMPANY'S EFFECTIVE
RATE:
                                               2004                2003
                                           --------------      --------------

U.S. and California statutory rate               (43.0%)             (43.0%)
Change in valuation allowance                     43.0%               43.0%
                                           --------------      --------------
                                                       -                   -
                                           ==============      ==============







NOTE 8 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company is committed under various non-cancelable operating leases which expire through November 2006. Future minimum rental commitments are as follows: 2005-$106,000 and 2006-$101,000. Rent expense charged to operations was approximately $95,000 for 2004 (2003: $99,000).

LINE OF CREDIT - The Company has a line of credit to borrow up to $1,000,000, bearing interest at the rate of prime plus 1%, (6% at December 31, 2004) and secured by all of the assets of the Company. Interest payments are due monthly and all unpaid interest and principal is due in full on August 24, 2005. Upon certain events of defaults as more fully described in the agreement, the default variable interest rate increases to prime plus 3%. The Company had $300,000 available for use at December 31, 2004.

LETTERS OF CREDIT - The Company issues letters of credit in the normal course of business. The amount outstanding as of December 31, 2004, represents one letter of credit for goods shipped to a related entity, expiring on January 15, 2005.

LITIGATION, CLAIMS AND ASSESSMENTS - On May 20, 2003, Syscan, Inc., the Company's wholly-owned subsidiary, filed a lawsuit named SYSCAN, INC. V. PORTABLE PERIPHERAL CO., LTD. ("PPL"), IMAGING RECOGNITION INTEGRATED SYSTEMS, INC., CARDREADER INC. AND TARGUS INC. (Case No. C03-02367 VRW) in United States District Court, Northern District of California. Syscan alleges claims against the above-mentioned parties for patent infringement of patent nos. 6,054,707, 6,275,309 and 6,459,506, and unfair competition. Syscan expects to continue the case unless a reasonable settlement amount from the defendants or a licensing agreement to the satisfaction of Syscan is entered.

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

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the year ended December 31, 2003 is presented below. The assets and liabilities arising from the acquisition of one of its subsidiaries, Leadbuilt Technology Ltd. on October 29, 2003:

Share of net assets/(liabilities) acquired                            $  18,263
Purchase consideration                                                        1
                                                                      ---------
(Negative goodwill) / Positive goodwill                                 (18,262)
                                                                      =========

Net assets/(liabilities) acquired                                     $ 400,000
   Long-term investment                                                    --
   Due from a fellow subsidiary                                            --
   Due to a fellow subsidiary                                          (381,737)
                                                                      ---------
                                                                         18,263
(Negative goodwill) / Positive goodwill                                 (18,262)
                                                                      ---------
Cash consideration                                                    $       1
                                                                      =========

Cash consideration paid                                               $      (1)
Cash and cash equivalents acquired                                         --
                                                                      ---------
Net cash (paid) / received                                            $      (1)
                                                                      =========


NOTE 10 - STOCK OPTION AWARDS

STOCK OPTIONS OUTSTANDING

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

Options granted under the plans have a maximum term of ten years and shall be at an exercise price that may not be less than 85% of the fair market value of the common stock on the date of the grant. Options are non-transferable and if a participant ceases affiliation with the company for a reason other than death or permanent and total disability, the participant will have 90 days to exercise the option subject to certain extensions. In the event of death or permanent and total disability, the option holder or their representative may exercise the option within one (1) year. Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the plan, subject to applicable securities regulation. The plan may be terminated or amended at any time by the Board of Directors.

The Company has the following options outstanding as of December 31, 2004:

As part of an employment agreement signed in December 2003, the employee received 500,000 options to acquire shares of the company at $0.09 per share for a term of 2 years. Following the restructuring of the Company on April 2, 2004, and in connection with the 1-for-10 reverse split, the options were re-issued as 50,000 options to acquire shares at $0.90 per share. The estimated fair value of the options on the date of grant using the Black-Scholes option pricing model is $29,526, based on a risk free interest rate of 1.91%, an expected volatility of 100%, an expected life of 2 years and no dividend yield.

The Company issued 100,000 options to its former legal counsel in consideration of services rendered. The options are exercisable at $0.25 per share for a term expiring December 2006. These options have been re-issued as 10,000 options to acquire shares at $2.50 per share following the reverse split in April 2004. The estimated fair value of the options on the date of grant using the Black-Scholes option pricing model is $3,824, based on a risk free interest rate of 3%, an expected volatility of 100%, an expected life of 2 years and no dividend yield.

Information about options outstanding and exercisable at December 31, 2004, is summarized below:

--------------------------- ----------------- ----------------------- -------------------------
                                                 Weighted-Average
                                              Remaining Contractual
 Range of exercise prices        Number            Life (Years)           Weighted-Average
                              outstanding                                  Exercise Price
--------------------------- ----------------- ----------------------- -------------------------
       $0.90-$2.50               60,000                 2                      $1.17








BOARD OF DIRECTOR APPROVED STOCK OPTIONS SUBJECT TO SHAREHOLDER APPROVAL

On April 2, 2004, the Company's Board of Directors authorized the increase in the number of stock options available under the 2002 Stock Option Plan (the "Plan") from 200,000 to 2,200,000. On July 21, 2004, the Company's Board of Directors further authorized the increase in the number of stock options available under the 2002 Stock Option Plan from 2,200,000 to 3,200,000. The subject increases are subject to stockholder ratification at the next annual or special meeting of stockholders, which has not been obtained as of the date of issuance of these financial statements.

On April 13, 2004, the Company's Board of Directors authorized an aggregate of 1,700,000 options under the Plan to certain individuals at $1.50 per share, and expiring through April 2014. These options were canceled by the Board of Directors on May 7, 2004. On July 21, 2004, the Company's Board of Directors further authorized an aggregate of 2,200,000 options under the 2002 Stock Option Plan to be issued to certain individuals at $2.00 per share and expiring through July 2014, of which 165,000 have been canceled as a result of an employment termination subsequent to year end and 55,000 options exercisable through May 4, 2005. The grant of the above options are subject to stockholder ratification of the Company's increase in the number of stock options available for grant under the Plan. The Company plans to obtain stockholder approval at its annual or special meeting of stockholders, which has not yet been scheduled as of the date of issuance of these financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Syscan Imaging, Inc.

Date:  March 31, 2005                           By: /S/ DARWIN HU
                                                    ---------------
                                                Name:  Darwin Hu
                                                Title: Chief Executive Officer


         Pursuant to and in accordance with the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


------------------------- ----------------------------------- ------------------
Name                      Title                               Date
------------------------- ----------------------------------- ------------------

------------------------- ----------------------------------- ------------------
/S/ DARWIN HU             Chairman and Chief Executive        March 31, 2005
-------------
Darwin Hu                 Officer
------------------------- ----------------------------------- ------------------

------------------------- ----------------------------------- ------------------
/S/ WILLIAM HAWKINS       Chief Operating Officer and         March 31, 2005
-------------------
William Hawkins           Acting Chief Financial Officer
------------------------- ----------------------------------- ------------------

------------------------- ----------------------------------- ------------------
/S/ DAVID CLARK           Senior Vice President of Business   March 31, 2005
---------------
David Clark               Development and Director
------------------------- ----------------------------------- ------------------

------------------------- ----------------------------------- ------------------
/S/ PETER MOR             Director                            March 31, 2005
-------------
Peter Mor
------------------------- ----------------------------------- ------------------

------------------------- ----------------------------------- ------------------
/S/ LAWRENCE LIANG        Director                            March 31, 2005
------------------
Lawrence Liang
------------------------- ----------------------------------- ------------------