Form 10QSB
period 2005-03-31
SYSCAN IMAGING INC
filed 2005-05-16
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's Common Stock, $.001 Par Value, on May 13, 2005, was 23,110,515 shares

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


PART II           OTHER INFORMATION

Item 1. Legal Proceedings.....................................................21
Item 2. Changes in Securities and Small Business Issuer Purchases of
          Equity Securities; Unregistered Sales of Equity Securities and
          Use of Proceeds.....................................................21
Item 3. Defaults Upon Senior Securities.......................................21
Item 4. Submission of Matters to a Vote of Security Holders...................22
Item 5. Other Information.....................................................22
Item 6. Exhibits .............................................................22

Signatures....................................................................22

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

                                         ASSETS
--------------------------------------------------------------------------------
Current assets
   Cash and cash equivalents                                                            $  1,801,255
   Trade receivables, net                                                                  1,489,434
   Inventories                                                                               637,339
   Prepayments, deposits and other current assets                                            135,413
   Due from related parties                                                                2,157,019
                                                                                        ------------
Total current assets                                                                       6,220,460

Fixed assets, net                                                                            134,417
Intangible assets                                                                             13,493
Long-term investment                                                                         997,692
                                                                                        ------------

TOTAL ASSETS                                                                            $  7,366,062
                                                                                        ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities
   Bank line of credit                                                                  $    700,000
   Letter of credit                                                                          233,036
   Trade payables and accruals                                                                55,000
                                                                                        ------------
Total current liabilities                                                                    988,036

Commitments and contingencies                                                                   --

Stockholders' equity
   Preferred stock: $0.001 par value; 2,000,000 shares authorized and 18,650 shares
      outstanding, Series A Convertible (stated value $100)                                       19
   Common stock: $0.001 par value; 50,000,000 shares authorized and 23,110,515 shares
      issued and outstanding                                                                  23,110
   Additional paid in capital                                                             27,096,744
   Accumulated deficit                                                                   (20,741,847)
                                                                                        ------------
Total stockholders' equity                                                                 6,378,026
                                                                                        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  7,366,062
                                                                                        ============




            SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

                                                            2005            2004
                                                     -----------     -----------
NET SALES                                            $ 1,708,007     $ 1,506,117

COSTS OF SALES                                         1,103,664       1,038,209
                                                     -----------     -----------

GROSS PROFIT                                             604,343         467,908

OPERATING EXPENSES
   Selling and marketing expenses                        152,108         194,274
   General and administrative expenses                   296,532         147,388
   Research and development expenses                     175,997         113,345
                                                     -----------     -----------
Total operating expenses                                 624,637         455,007
                                                     -----------     -----------

OPERATING EARNINGS (LOSS)                                (20,294)         12,901

Other income (expense), net                               (2,071)          1,940
                                                     -----------     -----------

NET EARNINGS (LOSS) BEFORE TAXES                         (22,365)         14,841

PROVISION FOR INCOME TAXES                                   800            --
                                                     -----------     -----------

NET EARNINGS (LOSS)                                  $   (23,165)    $    14,841
                                                     ===========     ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                 --              --
                                                     ===========     ===========




















            SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

                                                                                2005           2004
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss)                                                   $   (23,165)   $    14,841
                                                                         -----------    -----------
   Adjustments to reconcile net earnings (loss) to net cash flows used in operating activities
   Depreciation                                                                1,469          1,770
   Changes in assets and liabilities
      (Increase) decrease trade receivables                                 (361,561)       602,651
      (Increase) decrease in inventories                                    (140,659)       (66,956)
      (Increase) decrease in other current assets                             82,728        (49,447)
       Increase (decrease) in trade payables and accruals                    (59,527)      (137,595)
                                                                         -----------    -----------
Net cash flows provided by (used in) operating activities                   (500,715)       365,264

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                     (111,900)        (7,392)
                                                                         -----------    -----------
Net cash flows used in investing activities                                 (111,900)        (7,392)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of preferred stock, net of offering costs       1,618,500           --
    Net advances / repayments - related parties                              107,967       (846,072)
                                                                         -----------    -----------
Net cash flows provided by (used in) financing activities                  1,726,467       (846,072)
                                                                         -----------    -----------

Increase (decrease) in cash and cash equivalents                           1,113,852       (488,200)

Cash and cash equivalents, beginning of period                               687,403      1,019,822
                                                                         -----------    -----------

Cash and cash equivalents, end of period                                 $ 1,801,255    $   531,622
                                                                         ===========    ===========

Cash paid for:
   Interest                                                              $    11,229           --
                                                                         ===========    ===========
   Income taxes                                                          $       800           --
                                                                         ===========    ===========





            SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)
================================================================================



1 - STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited condensed consolidated financial statements of Syscan Imaging, Inc. ("Syscan", "the Company", "we" or "our") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the Management's Discussion and Analysis included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2004, filed with the Company's Annual Report on Form 10-KSB.


2 - BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

We develop, design and deliver imaging technology solutions offering businesses and consumers market-leading USB powered mobile imaging scanning solutions that facilitate the way information is stored, shared and managed in business and personal use. We market and distribute our products indirectly through a global network of resellers, system integrators, value-added resellers, and distributors; and directly to businesses and consumers through a dedicated direct sales force. Our products may be viewed on our website at www.syscaninc.com. We believe that the value of our mobile image scanning solutions is best realized in vertical markets that are information and process intensive, such as healthcare, security, financial services, legal and government.

We have developed our business model around intellectual property (IP) driven products sold primarily to Private Label brands, Value-Added-Reseller (VAR's) and Original Equipment Manufacturer's (OEM's). Our core experience, expertise, and resources lend themselves to developing new technology solutions and implementing them into useable finished products. Going forward we plan on leveraging our current IP and these core competencies in other areas of the imaging market. To that end we have allocated certain resources over the past year to exploiting various crossover technologies to the LCD display technology arena and have accordingly filed related patent applications.

Our corporate headquarters and executive offices are located at 1772 Technology Drive, San Jose, California 95110. Our telephone number is 408-436-6151. We have additional offices in Arnhem, Netherlands.

On April 2, 2004, we completed our acquisition of 100% of the issued and outstanding capital stock of Syscan, Inc., ("Syscan") pursuant to a Share Exchange Agreement ("Agreement") dated March 29, 2004. Pursuant to the Agreement, the sole shareholder of Syscan, Inc., Syscan Imaging Limited, received 18,773,514 post-reverse split shares of our common stock in exchange for all of the issued and outstanding capital stock of Syscan, Inc. In connection with the issuance of our common stock to Syscan Imaging Limited, Syscan Imaging Limited beneficially became the owner of 81.2% of our issued and outstanding voting securities. Upon completion of the reverse acquisition, we changed our name to Syscan Imaging, Inc. and effectuated a 1-for-10 reverse split of our common stock.

Our wholly-owned subsidiary, Syscan Inc., was founded in Silicon Valley in 1995 to develop and manufacture a new generation of CIS (CMOS-Complimentary Metal Oxide Silicon) imaging sensor devices. During the late 1990's, Syscan Inc. established many technical milestones and was granted numerous patents based on their linear imaging technology (Contact Image Sensors). Our patented CIS and mobile imaging scanner technology provides very high quality images but at extremely low power consumption, allowing us to deliver very compact scanners in a form ideally suited for the mobile computer user who needs to scan and/or fax documents while away from their office. Syscan's manufacturing is completed at an affiliated China-based facility, which provides a low-cost manufacturing base for these industrial and consumer products. Syscan's products are ideally suited for the mobile computer user who needs to scan and/or fax documents while away from their office.


BASIS OF PRESENTATION

As a result of the reverse acquisition, the financial statements of the Company become those of Syscan and thus, the consolidated financial statements of the Company represent the activities of its 100% owned subsidiary, Syscan. Although the Company is the legal acquirer, Syscan will be treated as having acquired the Company for accounting purposes and all of the operations reported represent the historical financial statements of Syscan. All intercompany transactions are eliminated in consolidation.

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is expected to be material.


3 - CONCENTRATION OF CREDIT RISK

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

Our geographic sales as a percent of total revenue were as follows for the quarters ended March 31:

                                              2005               2004
                                         ----------------    --------------
United States                                  98%               97.6%
Asia Pacific                                  0.4%               0.1%
Europe and others                             1.6%               2.3%





Sales to major customers as a percentage of total revenues were as follows for the quarters ended March 31:

                                             2005               2004
                                        ----------------    --------------
Customer A                                    26%                20%
Customer B                                    26%                33%
Customer C                                    23%                16%
Customer D                                    14%                4%
Customer E                                     -                 11%

DUE TO ACCOUNTS RECEIVABLE. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. Our customers are concentrated in the industrial/consumer electronics channels and with major original equipment manufacturers. As of March 31, 2005, the concentration was approximately 87% (3 customers). The loss of any of these customers could have a material adverse effect on our results of operations, financial position and cash flows.

DUE TO SIGNIFICANT VENDORS. For each of the three months ended March 31, 2005and 2004, our purchases have primarily been concentrated with the wholly-owned subsidiary of our majority stockholder. If this vendor was unable to provide materials in a timely manner and we were unable to find alternative vendors, our business, operating results and financial condition would be materially adversely affected.

DUE TO PRODUCT SALES. We had 3 different product categories in the first quarter of 2005 and 3 different products during the same period in 2004 that each accounted for more than 10% of sales. If any of these products were to become obsolete or unmarketable and we were unable to successfully develop and market alternative products, our business, operating results and financial condition could be adversely affected.


4 - PREFERRED STOCK

The Company has authorized 2,000,000 shares of preferred stock, of which an aggregate of 60,000 have been designated Series A Preferred Stock and of which 18,650 shares are outstanding.

On March 15, 2005, the Company sold $1,865,000 of its Series A Convertible Preferred Stock to institutional and accredited retail investors in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Starboard Capital Markets, LLC, an NASD member firm, acted as placement agent in the sale of the Preferred Stock, for which it received $186,500 in commissions and 186,500 warrants to purchase shares of the Company's common stock at an exercise price equal to $1.00 per share. The net proceeds of this offering to the Company after the payment of commissions, legal fees and other expenses of the offering were approximately $1,618,500.

In connection with the financing, the Company also issued to the purchasers common stock purchase warrants to purchase up to an aggregate of 932,500 shares of the Company's common stock at an exercise price of $2.00 per share. The warrants are exercisable for a period of five years from the date of issuance. Pursuant to a registration rights agreement, the Company has registered the shares of common stock issuable upon conversion of the Preferred Stock and upon exercise of the warrants with the Securities and Exchange Commission on Form SB-2.

The warrants must be exercised by the payment of cash, except if there is no effective registration statement covering the resale of the shares of Common stock underlying the warrants, a holder may exercise their warrants on a cashless basis. Holders of the warrants are entitled to full ratchet anti-dilution protection for issuances of common stock or common stock equivalents, prior to the effective date of the registration statement covering the resale of the shares of common stock underlying the Preferred Stock, at less than the exercise price of such warrants. Holders of warrants also have standard anti-dilution protection for splits, dividends, subdivisions, distributions, reclassifications and combinations of our common stock. None of the individual holders of the Warrants are entitled to exercise any such Warrant held by them, if such exercise would cause such holder to be deemed to beneficially own in excess of 4.999% of the outstanding shares of our Common stock on the date of issuance of such shares.

PREFERRED STOCK CONVERSION RIGHTS. All or any portion of the stated value of Preferred Stock outstanding may be converted into common stock at anytime by the purchasers. The initial fixed conversion price of the preferred stock is $1.00 per share ("Conversion Price"). The Conversion Price is subject to anti-dilution protection adjustments, on a full ratchet basis, at anytime that the preferred stock is outstanding and prior to the effective date of the registration statement required to be filed pursuant to the Registration Rights Agreement, upon our issuance of additional shares of common stock, or securities convertible into common stock, at a price that is less than the then Conversion Price.

DIVIDENDS. The Preferred Stock accrues dividends at a rate of 5% per annum, payable semiannually on July 1 and January 1 in cash, by accretion of the stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Preferred Stock or to pay for dividends in cash or in shares of common stock, shall be at our discretion.

REDEMPTION. On March 15, 2008 (the "Redemption Date"), all of the outstanding Preferred Stock shall be redeemed for a per share redemption price equal to the stated value on the Redemption Date (the "Redemption Price"). The Redemption Price is payable by us in cash or in shares of common stock at our discretion and shall be paid within five trading days after the Redemption Date. In the event we elect to pay all or some of the Redemption Price in shares of common stock, the shares of common stock to be delivered to the purchasers shall be valued at 85% of the fifteen-day volume weighted average price of the common stock on the Redemption Date.

RIGHT TO COMPEL CONVERSION. If, on any date after March 15, 2006, (A) the closing market price per share of our common stock for ten (10) consecutive trading days equals at least $4.00 (subject to adjustment for certain events), and (B) the average reported daily trading volume during such ten-day period equals or exceeds 100,000 shares, then we shall have the right, at our option, to convert, all, but not less than all, of the outstanding shares of Preferred Stock at the Conversion Price; provided that there shall be an effective registration statement covering the resale of the shares of common stock underlying the preferred stock at all times during such 10-day period and during the 30-day notice period to the holders thereof.

RESTRICTIONS ON CONVERSION OF PREFERRED STOCK. No holder of our Preferred Stock is entitled to receive shares upon payment of dividends on the Preferred Stock, or upon conversion of the Preferred Stock held by such holder if such receipt would cause such holder to be deemed to beneficially own in excess of 4.999% of the outstanding shares of our common stock on the date of issuance of such shares (such provision may be waived by such holder upon 61 days prior written notice to us). In addition, no individual holder is entitled to receive shares upon payment of dividends on the Preferred Stock, or upon conversion of the Preferred Stock held by such holder if such receipt would cause such holder to be deemed to beneficially own in excess of 9.999% of the outstanding shares of our common stock on the date of issuance of such shares (such provision may be waived by such holder upon 61 days prior written notice to us).

REGISTRATION RIGHTS. Pursuant to the terms of a Registration Rights Agreement between us and the holders of the preferred stock, we are obligated to file a registration statement on Form SB-2 registering the resale of shares of our common stock issuable upon conversion of the preferred stock and exercise of the warrants. We are required to file the registration statement on or before April 24, 2005 and have the registration statement declared effective on or before July 13, 2005. If the registration statement is not declared effective within the timeframe described, or if the registration is suspended other than as permitted in the Registration Rights Agreement, we will be obligated to pay each holder a fee equal to 1.0% of such holders purchase price of the Preferred Stock during the first 90 days, and 2.0% for each 30 day period thereafter (pro rated for partial periods), that such registration conditions are not satisfied.

RIGHT OF FIRST REFUSAL. Subject to certain conditions, we have granted the holders a right of first refusal, for a period until one (1) year from the effective date of the registration statement required to be filed in connection with the purchase of the Preferred Stock, to participate in any subsequent financing that we conduct.

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

LIQUIDATION PREFERENCE. Upon our liquidation, dissolution or winding up, whether voluntary or involuntary (a "Liquidation"), the holders of the Preferred Stock shall be entitled to receive out of our assets, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the stated value per share before any distribution or payment shall be made to the holders of any of our securities with rights junior to the Preferred Stock, and if our assets shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Preferred Stock shall be distributed among such holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

ANTI-DILUTION. Holders of the Preferred Stock are entitled to full ratchet anti-dilution protection for issuances of common stock or common stock equivalents, prior to the effective date of the registration statement covering the resale of the shares of common stock underlying the Preferred Stock, at less than the Conversion Price. Holders of Preferred Stock also have standard anti-dilution protection for splits, dividends, subdivisions, distributions, reclassifications and combinations of our common stock.


5 - RELATED PARTY TRANSACTIONS

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

                                                      THREE MONTHS ENDED    THREE MONTHS ENDED
                                                        MARCH 31, 2005        MARCH 31, 2004
                                                      ------------------    ------------------

SYSCAN Intervision Limited,
  a wholly-owned subsidiary of STH (purchases)                --                $1.084M
                                                      ==================    ==================

SYSCAN  Lab Limited Company Limited, a wholly-owned
subsidiary of STH (purchases)                              $1.266M                     --
                                                      ==================    ==================


AMOUNTS DUE FROM RELATED PARTIES ARE UNSECURED, INTEREST-FREE AND REPAYABLE ON DEMAND AND CONSISTED OF THE FOLLOWING:


Due from STH                                               $   345,998

Due from Majority Stockholder                                  100,000

Due from various subsidiaries wholly-owned by STH            1,711,021

                                                            -----------
                                                           $ 2,157,019
                                                            ===========



6 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company is committed under various non-cancelable operating leases which expire through November 2006. Future minimum rental commitments are as follows: 2005-$106,000 and 2006-$101,000. Rent expense charged to operations was approximately $28,000 for the quarter ended March 31, 2005 (2004: $25,000).

LINE OF CREDIT - The Company has a line of credit to borrow up to $1,000,000, bearing interest at the rate of prime plus 1% and secured by all of the assets of the Company. Interest payments are due monthly and all unpaid interest and principal is due in full on August 24, 2005. Upon certain events of defaults as more fully described in the agreement, the default variable interest rate increases to prime plus 3%. The Company had $300,000 available for use at March 31, 2005.

LETTERS OF CREDIT - The Company issues letters of credit in the normal course of business. The amount outstanding as of March 31, 2005, represents one letter of credit for goods shipped to a related entity.

EMPLOYMENT AGREEMENTS - The Company maintains employment agreements with its executive officers which extend through 2008. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions.

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


7 - EARNINGS PER SHARE

Earnings (loss) per share ("EPS") is computed in accordance with SFAS No. 128 "Earnings Per Share." Basic EPS is computed using weighted average shares outstanding. Diluted EPS is computed using weighted average shares outstanding plus additional shares issued as if in-the-money options were exercised (utilizing the treasury stock method). All shares for both periods presented are basic eps.

The following table represents the computation of weighted average diluted shares outstanding:

                                                            THREE MONTHS    THREE MONTHS
                                                               ENDED            ENDED
                                                              3/31/05         3/31/04
                                                            ------------------------------

Numerator-net earnings (loss)                                 $  (23,165)      $   14,841
                                                            ==============================

Denominator:
  Weighted average shares used in computing basic EPS          23,110,515      21,082,935
  Net effect of dilutive common shares                                 --          34,034
                                                            ------------------------------
  Weighted average shares used in computed diluted EPS         23,110,515      21,116,969
                                                            ==============================

Basic Earnings Per Share                                        --               --

Diluted Earnings Per Share                                      --               --


8 - STOCK OPTIONS

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

No options were granted, forfeited, canceled or exercised during the three months ended March 31, 20005. (See Note 9)

Information about options outstanding and exercisable at March 31, 2005 is summarized below:
------------------------- ------------- ----------------------- ----------------
                                           Weighted-Average
                                        Remaining Contractual
 Range of exercise prices    Number          Life (Years)       Weighted-Average
                          outstanding                            Exercise Price
------------------------- ------------- ----------------------- ----------------
       $0.90-$2.50           60,000              1.75                $1.17








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

9 - SUBSEQUENT EVENTS

On April 26, 2005, the Company entered into employment agreements with its executive officers, the terms of which were previously approved by the independent members of the Company's board of directors. The employment agreements extend through 2008 and provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions.

Total options granted under the agreements with the Company's executive officers were 3,300,000, exercisable at $0.01 per share. One-third of the options vest on the date of execution of the employment agreement, one-third vest on April 3, 2006 and one-third vest on April 2, 2007.

Additionally, the Company issued an aggregate of 400,000 options exercisable at $0.01 per share to two of its key employees in connection with the execution of employment agreements with such individuals. One-third of such options vest on April 26, 2005, one-third vest on April 3, 2006 and one-third vest on April 2, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Management's discussion and analysis of financial condition and results of operations (MD&A) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

     o OVERVIEW. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.

     o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

     o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the years ended March 31, 2005compared to the same periods in 2004. A brief description is provided of transactions and events, including related party transactions that impact the comparability of the results being analyzed.

     o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the quarter ended March 31, 2005.


     The following management's discussion and analysis should be read in conjunction with our consolidated audited financial statements for the fiscal years ended March 31, 2005 and 2004 and related notes to those financial statements.

OVERVIEW

         Management's Discussion and Analysis (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in our Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 2005, as well as other factors which we cannot predict and that are not within our control. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

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

         Syscan Imaging, Inc. currently designs and manufactures imaging technology solutions for a worldwide customer base. Syscan's core business is currently focused on the manufacturing and worldwide delivery of 20 plus mobile image-scanning products, which has allowed Syscan to become the largest OEM - private label manufacturer of USB driven mobile scanning systems for a large number of major brands. The Company's strong intellectual property portfolio in the imaging area consists of 19 patents with an additional 3 patents pending. The Company has 3 patent applications currently pending with the US Patent & Trademark Office, 2 of which relate to image display technology and one of which relates to image scanning.

         In 2003, Syscan began developing new technologies targeted towards the flat panel LCD display market. A natural extension of their patented image scanning technologies multiple products are in development with the first expected to reach the marketplace in 2006. The products are designed to significantly enhance picture quality, decrease power consumption, extend product life and greatly reduce the manufacturing costs associated with flat-panel televisions.

         Our strategy continues to be to expand our image capture product line and technology while leveraging our assets in other areas of the imaging industry. We are actively shipping five categories of image capture products under the Travel Scan marquee or their OEM counterparts. These categories include A4 format document scanners which represented approximately 34% of our sales during the three month period ended March 31, 2005. The A6 format scanners that are ideal for ID cards & checks, is our best selling product and represented approximately 53% of our sales during the three month period ended March 31, 2005. The A8 format that is primarily sold for use as a business card reader represented approximately 9% of our sales during the three month period ended March 31, 2005. An A5 format scanner also used for ID cards and security documents represented approximately 3% of our sales during the three month period ended March 31, 2005. We also manufacture and sell the Contact Image Sensor (CIS) Modules that we use in our products and separately as a component to other manufacturers which represented less than 1% of our overall sales during the three month period ended March 31, 2005.

         For the remainder of this year, we will expand our image capture product line with three new products. The first product is a true-duplex high-speed A4 scanner in which we have strong market interest. The second product is an A6 scanner that follows in the footsteps of the current 662 but is high speed and will have the expanded ability of duplex scanning. The third product is a specialized security document scanner that utilizes infrared light sources to help in the process of identifying fraudulent or tampered with documents.

         While we continue to grow our presence in image capture technology, we have begun creating, through research and development, new technology solutions for the substantially larger, image display market. More specifically we are creating products and technologies to accent and enhance the Liquid Crystal Display (LCD) television market. Our first image display product, expected to be available for delivery during 2006 is the Syscan View Tech image/video display processor. The View Tech control board is a highly integrated, high performance video processor that combines state-of-the-art scaling and video processing techniques for displaying analog and digital video/graphics on a LCD-TV/DTV display. We believe that this product will provide advanced image processing that will greatly enhance LCD display quality. Its state-of-the-art design incorporates a system-on-chip (SOC) that improves any pixilated multimedia video. The next product/technology that we are developing is a Light Emitting Diode (LED) backlighting solution to replace the industries current standard Cold Cathode Fluorescent Lamp (CCFL). The principal behind this technology is related to the proprietary technology used in our image capture products. The benefits are substantial, including longer life, higher dimming ratio, sharper contrast, and near high definition resolution without filters, all at a performance value.

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

INTANGIBLE AND LONG-LIVED ASSETS

         We evaluate our intangible assets and long-lived assets, which represent goodwill, long-term investments, and fixed assets, for impairment annually and when circumstances indicate the carrying value of an asset may not be recoverable. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value would be charged to operations. We do not believe any impairment exists for any of these types of assets as of March 31, 2005.

INCOME TAXES

         We account for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS" No. 109), "Accounting for Income Taxes," whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004


REVENUE

         Product revenues increased to $1.708 million for the quarter ended March 31, 2005 from $1.506 million for the same period in fiscal 2004, an increase of approximately $202,000 or approximately 13.4%. This increase in revenues for the period is primarily the result of improved product sales and marketing efforts to shift our business emphasis to less seasonal sensitive channels. Once again, scanner imaging products represented over 97% of our revenues during the first quarter. During the quarter ended March 31, 2005 four of our customers accounted for approximately 90% of total revenues. During the same period ended March 31, 2004, eight customers accounted for approximately 90% of total revenues. The loss of any of these larger clients could have a material adverse effect on our business.

COST OF SALES

         Cost of goods sold (COGS) includes all direct costs related to the transfer of scanners, imaging modules and services related to the delivery of those items manufactured in China. COGS was approximately 64.6% for the quarter ended March 31, 2005 compared to 68.9% for the same period in 2004. Our COGS decreased as a percentage of revenues primarily as a result of slightly higher gross margins and better pricing in the VAR channel than originally projected. We expect that our COGS will remain the same or slightly higher during 2005 as a result of higher fuel costs in Mainland China.

GROSS PROFIT

         Gross profit increased 4.3 % for the quarter ended March 31, 2005, $604,343 or 35.4% from $467,908 or 31.1% of net revenues for the same period in 2004. This increase in gross profit is a direct result of increased value-added software content to our products. We anticipate that our gross profit margins may continue to increase as we gain better control over our source parts cost and logistics.

SELLING AND MARKETING

         Selling and marketing expenses include payroll, employee benefits and other costs associated with sales, marketing and account management personnel. Other direct selling and marketing costs include market development funds and promotions (retail channels only), tradeshows, website support costs, warehousing, logistics and certain sales representative fees. Selling and marketing expenses decreased to $152,100 for the quarter ended March 31, 2005 from $194,300 for the same period in 2004, a decrease of $42,200 or approximately 21.7%. The decrease during the quarter ended March 31, 2005 is primarily attributable to better efficiency in our OEM relationships and lower retail promotion and marketing activities.

GENERAL AND ADMINISTRATIVE

         General and administrative (G&A) costs include payroll, employee benefits, and other headcount-related costs associated with the finance, legal, facilities and certain human resources, as well as legal and other professional and administrative fees. General and administrative expenses increased to $296,500 for the quarter ended March 31, 2005 from $147,400 for the same period in fiscal 2004, an increase of $149,100 or approximately 101.1%. The increase for the quarter ended March 31, 2005 is primarily attributable to additional personnel costs and outside fees incurred in connection with our public listing compliance expense.

RESEARCH AND  DEVELOPMENT

The Research and Development (R&D) costs include payroll, employee benefits, and other headcount-related costs associated with the product design, development, compliance testing, documentation and transition to production. R&D expenses increased to $176,000 for the quarter ended March 31, 2005 from $113,300 for the same period in fiscal 2004, an increase of $62,700 or approximately 55.3%. The increase for the quarter ended March 31, 2005 is primarily attributable to a greater emphasis on the development of new products than during the same period in the previous year.


OTHER INCOME (EXPENSE)

         Our other income (expense) for the quarters ended March 31, 2005 and 2004 was immaterial to the overall financial statements for both periods presented.

NET (LOSS) EARNINGS

         Net loss for the quarter ended March 31, 2005 was approximately $(23,200) compared to net earnings of approximately $14,850 during the same period in 2004. The decrease in net earnings was primarily the result of the substantial increase in G&A and R&D expenses as the company prepares to meet future revenue growth from new products.

RELATED PARTY TRANSACTIONS

         We purchase significantly all of our finished scanner imaging products from the parent company of our majority stockholder, Syscan Technology Holdings Limited ("STH"). Our Chairman and CEO, Darwin Hu, was formerly the CEO of STH, and beneficially owns approximately 5.33% of the issued and outstanding capital stock of STH. The following is a summary of significant related party transactions, which were carried out in the normal course of our business, during the three months ended March 31, 2005 and 2004:

The following is a summary of significant related party purchases from entities that are wholly-owned subsidiaries of STH. The transactions were carried out in the normal course of our business.


                                            Q1 2005         Q1 2004
                                           ----------     ---------

SYSCAN Intervision Limited,
a wholly-owned subsidiary of                $0.000M        $1.084M
STH (purchases)
                                           ==========     =========

SYSCAN  Lab Limited Company Limited,
a wholly-owned subsidiary of
STH (purchases)                             $1.266M            $--
                                           ==========     =========

AMOUNTS DUE TO/FROM RELATED PARTIES ARE UNSECURED, INTEREST-FREE AND REPAYABLE ON DEMAND AND CONSISTED OF THE FOLLOWING:



Due from STH                                          $    345,998

Due from Majority Stockholder                              100,000

Due from various subsidiaries wholly-owned by STH        1,711,021
                                                         =========

                                                      $  2,157,019
                                                         =========

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were approximately $1,800,000 as of March 31, 2005 compared to $687,000 at December 31, 2004 and working capital at March 31, 2005 was approximately $5,232,000 compared to $3,747,000 at December 31, 2004. The increase in cash and working capital is primarily attributable to the cash proceeds of approximately $1,618,000 received from our convertible preferred stock offering completed in March 2005.

OPERATING ACTIVITIES. Net cash flows (used in) / provided by operating activities was ($500,715) and $365,264 for the quarter ended March 31, 2005 and 2004, respectively. Net cash provided by operating activities for both periods primarily reflects net income and net changes in operating assets and liabilities such as accounts receivable, inventory and accounts payable. Cash generated by operating activities for 2004 is primarily explained by (i) decreases in accounts receivable representing cash collections from the prior year's fourth quarter and (ii) increases in inventory levels as we built up inventories to respond to forecasted demand for our products from the prior year's fourth quarter. Cash used by operating activities for 2005 is explained by (i) increases in accounts receivable due to increased sales and (ii) increases in inventory levels as we built up inventories to respond to forecasted demand for our products from the prior year's fourth quarter.

INVESTING ACTIVITIES. Net cash flows used in investing activities during the three months ended March 31, 2005 and 2004 consisted of cash paid for capital expenditures.

FINANCING ACTIVITIES. Net cash flows provided by (used in) financing activities for the quarter ended March 31, 2005 and 2004 was $1,618,500 and ($846,072), respectively. Cash flows generated from financing activities for the first quarter of 2005 primarily represents cash received from the sale of our Series A preferred stock offering. For both periods presented, advances to and/or repayments from related party receivables and payables were made in the ordinary course of business.

         We have financed our activities primarily with cash flows from operations and borrowings under our credit facilities. We have a $1,000,000 bank line of credit, which bears interest at prime plus one percent, which is secured by all of our general business assets. The subject bank line of credit had $700,000 outstanding as of March 31, 2005. We believe that our line of credit or other financing arrangements, existing working capital and anticipated cash flows from operations will be adequate to satisfy our operating and capital requirements for the next 12 months at our current run rate and without any further expansion. In order to implement our growth strategy and expansion into the image display area, additional funds will be required.

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

         To finance our business expansion plans, we plan to aggressively pursue additional sources of funds, the form of which will vary depending on the prevailing market and other conditions, and may include the issuance and sale of debt or equity securities. However, there is no assurance that such additional funds will be available for us to finance our expansion plans. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements as we expand our business operations.

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

Our geographic sales as a percent of total revenue were as follows for the quarters ended March 31:

                                         2005               2004
                                    ----------------    --------------
United States                             98%               97.6%
Asia Pacific                             0.4%               0.1%
Europe and others                        1.6%               2.3%






Sales to major customers as a percentage of total revenues were as follows for the quarters ended March 31:

                                        2005               2004
                                   ----------------    --------------
Customer A                               26%                20%
Customer B                               26%                33%
Customer C                               23%                16%
Customer D                               14%                4%
Customer E                                -                 11%







CONCENTRATION OF CREDIT RISK DUE TO ACCOUNTS RECEIVABLE. Financial instruments that potentially subject us to a concentration of credit risk consist primarily of trade receivables. Our customers are concentrated in the industrial/consumer electronics channels and with major original equipment manufacturers. As of March 31, 2005, the concentration was approximately 87% (3 customers). The loss of any of these customers could have a material adverse effect on our results of operations, financial position and cash flows.

CONCENTRATION OF CREDIT RISK DUE TO SIGNIFICANT VENDORS. For each of the years ended March 31, 2005 and 2004, our purchases have primarily been concentrated with the wholly-owned subsidiary of our majority stockholder. If this vendor was unable to provide materials in a timely manner and we were unable to find alternative vendors, our business, operating results and financial condition would be materially adversely affected.

CONCENTRATION OF CREDIT RISK DUE TO PRODUCT SALES. We had 3 different product categories in the first quarter of 2005 and 3 different products during the same period in 2004 that each accounted for more than 10% of sales. If any of these products were to become obsolete or unmarketable and we were unable to successfully develop and market alternative products, our business, operating results and financial condition could be adversely affected

ITEM 3.     CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

We from time to time experience routine litigation in the normal course of our business. Other than as previously reported in our Form 10-KSB for the quarter ended December 31, 2004, filed with the SEC on March 31, 2005, we are not a party to any material legal proceedings and we do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 15, 2005, the Company sold $1,865,000 of it Series A Convertible Preferred Stock to institutional and accredited investors as previously reported on Form 8-K as filed with the Securities and Exchange Commission on March 21, 2005.

During the quarter ended March 31, 2005, the Company did not repurchase any of its equity securities. The Company does not currently have in place a repurchase program for the repurchase of its common stock, nor does it have any plans to implement a common stock repurchase program in the near future, if at all.

ITEM 3.     DEFAULTS IN SENIOR SECURITIES.

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

ITEM 5.     OTHER INFORMATION.

            None.

ITEM 6.       EXHIBITS.

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



Dated: May 16, 2005               By: /S/ DARWIN HU
                                    ----------------
                                  Name:  Darwin Hu
                                  Title: Chief Executive Officer

Dated: May 16, 2005               By: /S/ WILLIAM HAWKINS
                                    ---------------------
                                  Name:  William Hawkins
                                  Title: Acting Chief Financial Officer,
                                         Chief Operating Officer and Secretary