Form 10KSB/A
period 2004-12-31
SYSCAN IMAGING INC
filed 2005-06-20
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-1


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

                                  408-436-9888
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:
    TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------      -----------------------------------------
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

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,429,600 as of June 16, 2005 (based on the closing price for such stock as of June 16, 2005).

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

               CLASS                      OUTSTANDING AT JUNE 17, 2005
------------------------------------- -------------------------------------
   Common Stock, $.001 par value                   23,110,515

                                EXPLANATORY NOTE

Syscan Imaging, Inc. is filing this Form 10-KSB/A-1 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the SEC on March 31, 2005, for the purpose of including Item 8A of Part II of such Annual Report on Form 10-KSB, as set forth below. As a result of this amendment, Syscan Imaging, Inc. is filing as exhibits to this Form 10-KSB/A-1 the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Form 10-KSB/A-1 does not change our previously reported financial statements and other financial disclosures.

Items included in the original Form 10-KSB that are not included herein are not amended and remain in effect as of the date of the original filing. Except as noted above, this Form 10-KSB/A-1 does not update information that was presented in our original Annual Report on Form 10-KSB filed on March 31, 2005 to reflect recent developments that have occurred since that date. Information concerning recent developments since the filing of our Annual Report on March 31, 2005 can be found in other filings we have made with the SEC since March 31, 2005.

 ITEM 8A - CONTROLS AND PROCEDURES

         Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

         There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.




ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

         2.1** Share Exchange Agreement (previously filed as exhibit 99.1 on Form 8-K dated April 19, 2004).

         3.1**    Certificate of Incorporation dated February 15, 2002.

         3.2** Certificate of Amendment to the Company's Certificate of Incorporation dated March 19, 2004.

         3.3** Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock as filed with the Secretary of State of the State of Delaware on March 15, 2005 (previously filed as exhibit 10.4 on Form 8-K dated March 21,
                  2005)

         3.4**    Amended and Restated Bylaws.

         10.1** Form of Convertible Preferred Stock and Common Stock Warrant Purchase Agreement entered into by and between the Company and the purchasers (previously filed as exhibit 10.1 on Form 8-K dated March 21, 2005).

         10.2** Form of Common Stock Purchase Warrant (previously filed as exhibit 10.2 on Form 8-K dated March 21, 2005).

         10.3** Form of Registration Rights Agreement (previously filed as exhibit 10.3 on Form 8-K dated March 21, 2005).

         10.4**   2002 Amended and Restated Stock Option Plan

         10.5*** Employment Agreement between the Company and Darwin Hu dated April 26, 2005.

         10.6*** Employment Agreement between the Company and William Hawkins dated April 26, 2005

         10.7*** Employment Agreement between the Company and David Clark dated April 26, 2005

         14** Code of Ethics adopted by the Company's board of directors on March 28, 2005.

         21**     Subsidiaries of the Company.

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

--------------------
   *    filed herewith
  **    previously filed
 *** filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on May 2, 2005

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

                                            Syscan Imaging, Inc.

Date:  June 17, 2005                        By: /S/ DARWIN HU
                                                ---------------
                                            Name:  Darwin Hu
                                            Title: Chief Executive Officer


         Pursuant to and in accordance with the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


-------------------------- ----------------------------------- -----------------
Name                       Title                               Date
-------------------------- ----------------------------------- -----------------
/S/ DARWIN HU              Chairman and Chief Executive        June 17, 2005
Darwin Hu                  Officer
-------------------------- ----------------------------------- -----------------
/S/ WILLIAM HAWKINS        Chief Financial Officer,            June 17, 2005
William Hawkins            Principal Accounting Officer and
                           Secretary
-------------------------- ----------------------------------- -----------------
/S/ DAVID CLARK            Senior Vice President of Business   June 17, 2005
David Clark                Development and Director
-------------------------- ----------------------------------- -----------------
/S/ PETER MOR              Director                            June 17, 2005
Peter Mor
-------------------------- ----------------------------------- -----------------
/S/ LAWRENCE LIANG         Director                            June 17, 2005
Lawrence Liang
-------------------------- ----------------------------------- -----------------