Form 10QSB/A
period 2005-03-31
SYSCAN IMAGING INC
filed 2005-06-20
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's Common Stock, $.001 Par Value, on June 17, 2005, was 23,110,515 shares

Transitional Small Business Disclosure Format (check one):   Yes |  |  No |X|

                                EXPLANATORY NOTE

Syscan Imaging, Inc. is filing this Form 10-QSB/A-1 to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as filed with the SEC on May 16, 2005, for the purpose of revising Item 3 of Part I of such Quarterly Report on Form 10-QSB, as set forth below. As a result of this amendment, Syscan Imaging, Inc. is filing as exhibits to this Form 10-QSB/A-1 the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Form 10-QSB/A-1 does not change our previously reported financial statements and other financial disclosures. Items included in the original Form 10-QSB that are not included herein are not amended and remain in effect as of the date of the original filing. Except as noted above, this Form 10-QSB/A-1 does not update information that was presented in our original Quarterly Report on Form 10-QSB filed on May 16, 2005 to reflect recent developments that have occurred since that date. Information concerning recent developments since the filing of our Quarterly Report on May 16, 2005 can be found in other filings we have made with the SEC since May 16, 2005.


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

                           PART II - OTHER INFORMATION


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



Dated: June 17, 2005          By: /S/ DARWIN HU
                                ----------------
                              Name:  Darwin Hu
                              Title: Chief Executive Officer

Dated: June 17, 2005          By: /S/ WILLIAM HAWKINS
                                ---------------------
                              Name:  William Hawkins
                              Title: Acting Chief Financial Officer,
                              Principal Accounting Officer, Chief Operating
                              Officer and Secretary