Form 10QSB
period 2005-06-30
SYSCAN IMAGING INC
filed 2005-08-15
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2005

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-27773

                              SYSCAN IMAGING, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

--------------------------------------------------------------------------------
DELAWARE                                                             59-3134518
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

The number of shares outstanding of the issuer's Common Stock, $.001 Par Value, on August 4, 2005, was 23,110,515 shares

Transitional Small Business Disclosure Format (check one):     Yes | |   No |X|

                              SYSCAN IMAGING, INC.

                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION
                                                                                        Page Number

Item 1. Financial Statements....................................................................3
Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................................13
Item 3. Controls and Procedures................................................................21


PART II  OTHER INFORMATION

Item 1. Legal Proceedings......................................................................21
Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities;
        Unregistered Sales of Equity Securities and Use of Proceeds............................21
Item 3. Defaults Upon Senior Securities........................................................21
Item 4. Submission of Matters to a Vote of Security Holders....................................22
Item 5. Other Information......................................................................22
Item 6. Exhibits ..............................................................................22

Signatures.....................................................................................22


PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS


                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                     ASSETS
-------------------------------------------------------------------------------
Current assets
   Cash and cash equivalents                                                             $        2,167,425
   Trade receivables, net                                                                           732,023
   Inventories                                                                                      482,481
   Prepayments, deposits and other current assets                                                   219,095
   Due from related parties                                                                       2,500,529
                                                                                           -----------------
Total current assets                                                                              6,101,553

Fixed assets, net                                                                                   158,053
Intangible assets                                                                                    13,493
Long-term investment                                                                                997,692
                                                                                           -----------------

TOTAL ASSETS                                                                            $         7,270,791
                                                                                           =================


                         LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities
   Bank line of credit                                                                  $           933,036
   Trade payables and accruals                                                                       45,910
                                                                                           -----------------
Total current liabilities                                                                           978,946

Commitments and contingencies                                                                             -

Stockholders' equity
   Preferred stock: $0.001 par value; 2,000,000 shares authorized and 18,650 shares
      outstanding, Series A Convertible (stated value $100)                                              19
   Common stock: $0.001 par value; 50,000,000 shares authorized and 23,110,515 shares
      issued and outstanding                                                                         23,110
   Additional paid in capital                                                                    29,946,344
   Accumulated deficit                                                                          (23,677,628)
                                                                                           -----------------
Total stockholders' equity                                                                        6,291,845
                                                                                           -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $        7,270,791
                                                                                           =================






            SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE AND SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED      THREE MONTHS ENDED     SIX MONTHS ENDED  SIX MONTHS ENDED
                                                     JUNE 30, 2005          JUNE 30, 2004          JUNE 30, 2005       JUNE 30, 2004
                                              -------------------------------------------------------------------------------------

NET SALES                                          $     1,487,216          $     974,831       $     3,195,223       $  2,480,948


COSTS OF SALES                                             883,262                617,089             1,986,926          1,655,298
                                              -------------------------------------------------------------------------------------

GROSS PROFIT                                               603,954                357,742             1,208,297            825,650

OPERATING EXPENSES
   Selling and marketing expenses                          198,753                172,163               350,861            366,437
   General and administrative expenses                     351,115                193,407               648,447            341,957
   Stock-based compensation cost                         2,812,000                      -             2,812,000                  -
   Research and development expenses                       162,576                117,352               338,573            230,697
                                              -------------------------------------------------------------------------------------
Total operating expenses                                 3,524,444                482,922             4,149,881            939,091
                                              -------------------------------------------------------------------------------------

OPERATING LOSS                                         (2,920,490)              (125,180)           (2,941,584)          (113,441)

Other income (expense), net                                 12,308                  1,206                10,237              3,147
                                              -------------------------------------------------------------------------------------

NET LOSS BEFORE TAXES                                  (2,908,182)              (123,974)           (2,931,347)          (110,294)

PROVISION FOR INCOME TAXES                                       -                      -                     -                  -
                                              -------------------------------------------------------------------------------------

NET LOSS                                         $     (2,908,182)         $    (123,974)       $   (2,931,347)       $  (110,294)


Deemed dividend on preferred stock                        (27,600)                      -              (27,600)                  -
                                              -------------------------------------------------------------------------------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS        $     (2,935,782)         $    (123,974)       $   (2,958,947)       $  (110,294)
                                              =====================================================================================

BASIC AND DILUTED LOSS PER SHARE                 $          (0.13)                      -       $        (0.13)                -
                                              =====================================================================================












            SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                                                                  2005                  2004
                                                                            ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                               $       (2,931,347)   $        (110,294)
                                                                            ------------------    -----------------
   Adjustments to reconcile net loss to net cash flows provided by operating activities
   Depreciation                                                                        10,446                4,109
   Stock based compensation cost                                                    2,812,000                    -
   Changes in assets and liabilities
      (Increase) decrease trade receivables                                           395,850            1,150,159
      (Increase) decrease in inventories                                               14,199                8,823
      (Increase) decrease in other current assets                                       (954)            (469,539)
       Increase (decrease) in trade payables and accruals                            (73,048)            (254,359)
                                                                            ------------------    -----------------
Net cash flows provided by operating activities                                       227,146              328,899

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash acquired in reverse acquisition                                                     -               28,288
   Capital expenditures                                                             (144,515)             (11,288)
                                                                            ------------------    -----------------
Net cash flows provided by (used in) investing activities                           (144,515)               17,000

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of preferred stock, net of offering costs                1,628,500                   -
    Net advances / repayments - related parties                                     (231,109)            (906,831)
                                                                            ------------------    -----------------
Net cash flows provided by (used in) financing activities                           1,397,391            (906,831)
                                                                            ------------------    -----------------

Increase (decrease) in cash and cash equivalents                                    1,480,022            (560,932)

Cash and cash equivalents, beginning of period                                        687,403            1,019,822
                                                                            ------------------    -----------------

Cash and cash equivalents, end of period                                    $       2,167,425           $  458,890
                                                                            ==================    =================

Cash paid for:
   Interest                                                                 $          26,841                   -
                                                                            ==================    =================
   Income taxes                                                             $              -                    -
                                                                            ==================    =================





            SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)
================================================================================


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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the Management's Discussion and Analysis included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2004, filed with the Company's Annual Report on Form 10-KSB. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is expected to be material.


2 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued a release which amends the compliance dates for SFAS No. 123R. We expect the adoption of SFAS No. 123R and SAB 107 to have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have any impact on the Company's financial statements.


3 - SIGNIFICANT ACCOUNTING POLICIES

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

Our geographic sales as a percent of total revenue were as follows for the quarter ended June 30:

                                               2005                2004
                                          --------------      -------------
United States                                  73.0%              96.5%
Asia Pacific                                   18.4%               0.1%
Europe and others                               8.6%               3.4%




Our geographic sales as a percent of total revenue were as follows for the six month period ended June 30:

                                               2005                2004
                                          ----------------    --------------
United States                                  86.4%              97.1%
Asia Pacific                                    8.8%               0.1%
Europe and others                               4.8%               2.8%





Sales to major customers as a percentage of total revenues were as follows for the quarters ended June 30:
                                               2005               2004
                                           ---------------    --------------
Customer A                                      42%                54%
Customer B                                      15%                14%
Customer C                                       7%                10%
Customer D                                       7%                 6%






Sales to major customers as a percentage of total revenues for the six month period ended June 30:

                                               2005               2004
                                           --------------    --------------
Customer A                                     34%                33%
Customer B                                     15%                20%
Customer C                                     15%                13%
Customer D                                     12%                 8%






DUE TO ACCOUNTS RECEIVABLE. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. Our customers are concentrated in the industrial/consumer electronics channels and with major original equipment manufacturers. As of June 30, 2005, the concentration was approximately 75% (3 customers). The loss of any of these customers could have a material adverse effect on our results of operations, financial position and cash flows.

DUE TO SIGNIFICANT VENDORS. For each of the periods ended June 30, 2005 and 2004, our purchases have primarily been concentrated with the wholly-owned subsidiary of our majority stockholder. If this vendor was unable to provide materials in a timely manner and we were unable to find alternative vendors, our business, operating results and financial condition would be materially adversely affected.

DUE TO PRODUCT SALES. We had 5 different product categories in the second quarter of 2005 (2004: 5 products) and 3 different products during the six months ended June 30, 2005 (2004: 5 products) that each accounted for more than 10% of sales. We have made positive efforts to mitigate the impact of loss of any single category, however if any of these products were to become obsolete or unmarketable and we were unable to successfully develop and market alternative products, our business, operating results and financial condition could be adversely affected.

RELATED PARTY TRANSACTIONS

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


                                                            THREE MONTHS ENDED        THREE MONTHS ENDED
                                                              JUNE 30, 2005             JUNE 30, 2004
                                                           ---------------------     ---------------------
SYSCAN Optoelectronics Technology Co. Ltd., a
wholly-owned subsidiary of STH (purchases)                                                        $0.286M
SYSCAN Intervision Limited, a wholly-owned subsidiary of
STH (purchases)                                                               -                   $0.240M
                                                           =====================     =====================

SYSCAN  Lab Limited Company Limited, a wholly-owned
subsidiary of STH (purchases)                                           $0.713M                         -
                                                           =====================     =====================

Amounts due from related parties are unsecured, interest-free and repayable on demand and consisted of the following:


Due from STH                                               $            445,998

Due from Majority Stockholder                                           100,000

Due from various subsidiaries wholly-owned by STH                     1,954,531

                                                              ------------------
                                                           $          2,500,529
                                                              ==================









EARNINGS PER SHARE

Earnings (loss) per share ("EPS") is computed in accordance with SFAS No. 128 "Earnings Per Share." Basic EPS is computed using weighted average shares outstanding. Diluted EPS is computed using weighted average shares outstanding plus dilutive common stock equivalents. Convertible securities that could potentially dilute basic EPS in the future, such as convertible preferred stock, options and warrants are not included in the computation of diluted EPS because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value. Diluted EPS per share does not differ from basic EPS for all periods presented. As of June 30, 2005 and 2004, the total number of outstanding common stock equivalent shares excluded from the loss per share computation was 2,225,833 and 60,000, respectively.


The following table represents the computation of weighted average shares outstanding:



                                                         THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                                             ENDED            ENDED            ENDED            ENDED
                                                            6/30/05          6/30/04          6/30/05          6/30/04
                                                     -------------------------------------------------------------------

Numerator-net loss available to common stockholders      $  2,935,782    $    123,974    $   2,958,947     $    110,294
                                                     ===================================================================

Denominator:
  Weighted average shares used in computing basic          23,110,515      23,065,953       23,110,515       22,080,103
EPS
  Net effect of dilutive common shares                              -               -                -                -
                                                     -------------------------------------------------------------------
  Weighted average shares used in computed diluted         23,110,515      23,065,953       23,110,515       22,080,103
EPS
                                                     ===================================================================

Basic Earnings Per Share                                        $0.13               -            $0.13                -

Diluted Earnings Per Share                                      $0.13               -            $0.13                -



STOCK-BASED COMPENSATION

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

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net earnings and pro forma net earnings per share would have been reflected for the six months ended June 30:



                                                       THREE MONTHS       THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                          ENDED              ENDED          ENDED          ENDED
                                                         6/30/05            6/30/04        6/30/05        6/30/04
                                                   -----------------------------------------------------------------
Net loss  available  to  common  stockholders,  as   $ 2,935,782       $  123,974     $  2,958,947       $  110,294
reported
Less: stock-based compensation cost, net of tax        2,847,045            3,824        2,847,045            3,824
                                                   -----------------------------------------------------------------
Pro forma net loss                                   $ 5,782,827       $  127,798     $  5,805,992       $  114,118
                                                   =================================================================

Basic and diluted net loss per share
     As reported                                            $0.13                -           $0.13               -
     Pro forma                                              $0.25                -           $0.25               -



The weighted average fair value on the date of grant was $0.7695 for those options granted in 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 144%, risk-free interest rate of 5%, and expected life of two years.

4 - STOCK OPTIONS

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

Options granted under the plans have a maximum term of ten years and shall be at an exercise price that may not be less than 85% of the fair market value of the common stock on the date of the grant. Options are non-transferable and if a participant ceases affiliation with the company for a reason other than death or permanent and total disability, the participant will have 90 days to exercise the option subject to certain extensions. In the event of death or permanent and total disability, the option holder or their representative may exercise the option within one (1) year. Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the plan, subject to applicable securities regulation. The plan may be terminated or amended at any time by the Board of Directors. No options were forfeited, canceled or exercised during the six months ended June 30, 20005. Information about options outstanding and exercisable at June 30, 2005 is summarized below:



----------------------- -------------- -------------------- ------------- --------------- -------------- --------------

                                        WEIGHTED-AVERAGE    WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
  RANGE OF EXERCISE        NUMBER           REMAINING         EXERCISE        NUMBER       REMAINING      WEIGHTED-AVERAGE
        PRICES           OUTSTANDING    CONTRACTUAL LIFE       PRICE       EXERCISABLE    CONTRACTUAL        EXERCISE
                                             (YEARS)                                      LIFE (YEARS)        PRICE

----------------------- -------------- -------------------- ------------- --------------- -------------- --------------
        $0.01             3,700,000           1.75             $0.01        1,293,333         1.75           $0.01
----------------------- -------------- -------------------- ------------- --------------- -------------- --------------
     $0.90-$2.50           60,000             1.50             $1.17          60,000          1.50           $1.17


BOARD OF DIRECTOR APPROVED STOCK OPTIONS SUBJECT TO SHAREHOLDER APPROVAL

On April 2, 2004, the Company's Board of Directors authorized the increase in the number of stock options available under the 2002 Stock Option Plan (the "Plan") from 200,000 to 2,200,000. On July 21, 2004, the Company's Board of Directors further authorized the increase in the number of stock options available under the 2002 Stock Option Plan from 2,200,000 to 3,200,000. The subject increases are subject to stockholder ratification at the next annual or special meeting of stockholders, which has not been obtained as of the date this filing.

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


5 - PREFERRED STOCK

The Company has authorized 2,000,000 shares of preferred stock, of which an aggregate of 60,000 have been designated Series A Preferred Stock and of which 18,650 shares are outstanding.

On March 15, 2005, the Company sold $1,865,000 of its Series A Convertible Preferred Stock to institutional and accredited retail investors in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Starboard Capital Markets, LLC, an NASD member firm, acted as placement agent in the sale of the Preferred Stock, for which it received $186,500 in commissions and 186,500 warrants to purchase shares of the Company's common stock at an exercise price equal to $1.00 per share. The net proceeds of this offering to the Company after the payment of commissions, legal fees and other expenses of the offering were approximately $1,628,500.

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


6 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company is committed under various non-cancelable operating leases which expire through November 2006. Future minimum rental commitments are as follows: 2005-$53,000 and 2006-$101,000. Rent expense charged to operations was approximately $61,000 for the six months ended June 30, 2005 (2004: $59,000).

LINE OF CREDIT - The Company has a line of credit to borrow up to $1,000,000, bearing interest at the rate of prime plus 1% and secured by all of the assets of the Company. Interest payments are due monthly and all unpaid interest and principal is due in full on August 24, 2005. Upon certain events of default as more fully described in the agreement, the default variable interest rate increases to prime plus 3%. The Company had $66,964 available for use at June 30, 2005.

LETTERS OF CREDIT - The Company issues letters of credit in the normal course of business. Syscan had no outstanding letters of credit as of June 30, 2005.

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

     o RECENT ACCOUNTING PRONOUNCEMENTS. This section provides an overview of recent accounting pronouncements and their expected impact on our financial condition and results of operations.

     o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the periods ended June 30, 2005 compared to the same periods in 2004. A brief description is provided of transactions and events, including related party transactions that impact the comparability of the results being analyzed.

     o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the quarter ended June 30, 2005.


     The following management's discussion and analysis should be read in conjunction with our consolidated unaudited financial statements for the three and six month periods ended June 30, 2005 and 2004 and related condensed notes to those financial statements.

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

         We design and manufacture imaging technology solutions for a worldwide customer base. Our core business is currently focused on the manufacturing and worldwide delivery of 20 plus mobile image-scanning products, which has allowed us to become the largest OEM - private label manufacturer of USB driven mobile scanning systems for a large number of major brands. Our strong intellectual property portfolio in the imaging area consists of 19 patents with an additional 3 patents pending. We have 3 patent applications currently pending with the US Patent & Trademark Office, 2 of which relate to image display technology and one of which relates to image scanning.

         In 2003, we began developing new technologies targeted towards the flat panel LCD display market. A natural extension of their patented image scanning technologies multiple products are in development with the first expected to reach the marketplace in the second half of 2006. The products are designed to significantly enhance picture quality, decrease power consumption, extend product life and greatly reduce the manufacturing costs associated with flat-panel televisions.

         Our strategy continues to be to expand our image capture product line and technology while leveraging our assets in other areas of the imaging industry. We are actively shipping five categories of image capture products under the Travel Scan marquee or their OEM counterparts. These categories include A4 format document scanners which represented approximately 23% of our sales during the three month period ended June 30, 2005 and 28% of our sales during the six month period ended June 30, 2005. The A6 format scanners that are ideal for ID cards & checks, is our best selling product and represented approximately 40% and 46%, respectively, of our sales during each of the three and six month periods ended June 30, 2005. The A8 format that is primarily sold for use as a business card reader represented approximately 17% and 12%, respectively, of our sales during each of the three and six month periods ended June 30, 2005. The A5 format scanner also used for ID cards and security documents represented approximately 11% and 7%, respectively, of our sales during each of the three and six month periods ended June 30, 2005. We also manufacture and sell the Contact Image Sensor (CIS) Modules that we use in our products and separately as a component to other manufacturers which represented 11% of our three month sales and 5% of our six month sales for the period ended June 30, 2005.

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

         While we continue to grow our presence in image capture technology, we have begun creating, through research and development, new technology solutions for the substantially larger, image display market. More specifically we are creating products and technologies to accent and enhance the Liquid Crystal Display (LCD) and Plasma Display Panel (PDP) television market. Our first image display products are expected to be available for delivery during the second half of 2006 under the SysView brand name. These SysView display products will include highly integrated, high performance video processors that combine state-of-the-art scaling and video processing techniques for displaying analog and digital video/graphics on our LCD-PDP TV products. We believe that these products will provide advanced image processing, including High-Definition (HD) products, that will greatly enhance display quality. The next product/technology that we are developing is a Light Emitting Diode (LED) backlighting solution to replace the industries current standard Cold Cathode Fluorescent Lamp (CCFL). The principal behind this technology is related to the proprietary technology used in our image capture products. The benefits are substantial, including longer life, higher dimming ratio, sharper contrast, and near high definition resolution without filters, all at a performance value.

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

INTANGIBLE AND LONG-LIVED ASSETS

         We evaluate our intangible assets and long-lived assets, which represent goodwill, long-term investments, and fixed assets, for impairment annually and when circumstances indicate the carrying value of an asset may not be recoverable. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value would be charged to operations. We do not believe any impairment exists for any of these types of assets as of June 30, 2005.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued a release which amends the compliance dates for SFAS No. 123R. We expect the adoption of SFAS No. 123R and SAB 107 to have a material impact on the Company's financial statements.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have any impact on the Company's financial statements.


RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004

REVENUE

         Product revenues increased to $1.49 million for the quarter ended June 30, 2005 from $0.975 million for the same period in fiscal 2004, an increase of approximately $512,000 or 52.5%. For the six month period ended June 30, 2005 revenues were $3.195 million, an increase of $0.714 million, or 28.7%, from the first six month period of 2004. This increase in revenues for the period is primarily the result of improved product sales and marketing efforts to shift our business emphasis to less seasonal sensitive channels. Once again, scanner and sensor imaging products represented over 98% of our revenues for the quarter ended and year-to-date. During the quarter ended June 30, 2005, our top four customers accounted for approximately 71% of total revenues. During the same period ended June 30, 2004, our top four customers accounted for approximately 84% of total revenues. For the six months ended June 30, 2005, our top four customers accounted for approximately 76% of total revenues versus 74% for the same six month period in 2004. The loss of any of these larger clients could have a material adverse effect on our business.

COST OF SALES AND GROSS PROFIT

         Cost of goods sold (COGS) includes all direct costs related to the transfer of scanners, imaging modules and services related to the delivery of those items manufactured in China. COGS was approximately 59.3% and 62.1% for the three and six months ended June 30, 2005, respectively, compared to 63.3% and 66.7%, respectively, for the same period in 2004. Our COGS decreased as a percentage of revenues primarily as a result of slightly higher gross margins and better price elasticity, particularly with the A6 format products. We expect that our COGS will remain the same or slightly higher during 2005 as a result of higher fuel costs and currency exchange rates in Mainland China. Accordingly, gross profit increased for all periods presented compared to the same periods in the prior period as a direct result of increased higher sales revenue and better margins on specialty scanning products related to unique or proprietary design of our products. We anticipate that our gross profit margins may continue to increase as we gain better control over our source parts cost and logistics.

SELLING AND MARKETING

         Selling and marketing expenses include payroll, employee benefits and other costs associated with sales, marketing and account management personnel. Other direct selling and marketing costs include market development funds and promotions (retail channels only), tradeshows, website support costs, warehousing, logistics and certain sales representative fees. Selling and marketing expenses increased to $198,753 for the quarter ended June 30, 2005 from $172,163 in the comparable period in 2004 and to $350,861 for the six months ended June 30, 2005 from $366,437 in the comparable period in 2004. This represents an increase of $26,590 or approximately 15% for the quarter ended June 30, 2005 over the same period in 2004, however the six month expenditures actually decreased by $15,576, or 4%, from the comparable period in 2004. The moderate increase during the quarter ended June 30, 2005 is primarily due a major trade show campaign in April and May 2005 that included exhibitions in Philadelphia (AIIM Show), Boston (SID show) and Taipei (Computex show). The timing on these industry keynote shows happened to occur during the quarter ended June 30, 2005 and significantly contributed to the increased expenditures. In 2004 we only attended the Computex show during the comparable period.

GENERAL AND ADMINISTRATIVE

         General and administrative (G&A) costs include payroll, employee benefits, and other headcount-related costs associated with the finance, legal, facilities and certain human resources, as well as legal and other professional and administrative fees. General and administrative expenses increased to $351,115 for the quarter ended June 30, 2005 and $648,447 for the six months ended June 30, 2005 from $193,407 and $341,957, respectively, for the comparable three and six month periods in fiscal 2004, an increase of $157,708 and $306,490, respectively, for the three and six month periods ended June 30, 2005 or approximately an 82% and 89% increase for three and six month periods ended June 30, 2005. The increase for each of the three and six month periods ended June 30, 2005 is primarily attributable to additional personnel costs and outside fees incurred in connection with our public listing compliance expense. We see our costs in this area continuing to increase over the remainder of this year, possibly in excess of $1.2M for FY 2005

STOCK-BASED COMPENSATION COST

         Stock-based compensation cost of $2,812,000 represents a non-cash charge to our statement of operations as a result of granting certain options to certain executive officers and key employees at less than the fair market value on the date of grant.

RESEARCH AND DEVELOPMENT

         Research and Development (R&D) costs include payroll, employee benefits, and other headcount-related costs associated with the product design, development, compliance testing, documentation and transition to production. R&D expenses increased to $162,576 for the quarter ended June 30, 2005 from $117,352 for the same period in fiscal 2004, an increase of $45,224 or approximately 39%. The increase for the quarter ended June 30, 2005 is primarily attributable to a greater emphasis on the development of new products such as the planned line of duplex scanners and advanced display systems. These were products that we were not directly expending R&D dollars to develop during the same period in the previous year. For the six months ended June 30, 2005, R&D expenses increased by $107,876, or 47%, to $338,573 from $230,697 for the same comparable in fiscal 2004.

OTHER INCOME (EXPENSE)

         Our other income (expense) for the quarters and six months ended June 30, 2005 and 2004 was immaterial to the overall financial statements for both periods presented.

NET LOSS

         Net loss for the quarter ended June 30, 2005 was approximately ($2,908,182) compared to net loss of approximately ($2,931,347) during the same period in 2004. The decrease in net loss was primarily the result of the growth in revenues during the current quarter versus the same period last year. The substantial increase in G&A and R&D expenses in the recent quarter ended, continues to impair our profitability. We see these increased expenses as important as we prepare our financial strength and product innovation to meet future revenue growth.

PREFERRED DEEMED DIVIDENDS

Preferred deemed dividends represents a non-cash item to the statement of operations to accrue the 5% dividends due per annum on our convertible preferred stock.

RELATED PARTY TRANSACTIONS

         We purchase significantly all of our finished scanner imaging products from the parent company of our majority stockholder, Syscan Technology Holdings Limited ("STH"). Our Chairman and CEO, Darwin Hu, was formerly the CEO of STH, and beneficially owns approximately 5.33% of the issued and outstanding capital stock of STH.

         The following is a summary of significant related party transactions, which were carried out in the normal course of our business, during the six months ended June 30, 2005 and 2004:



                                                                 Q2 2005               Q2 2004
                                                           -----------------     -----------------
SYSCAN Optoelectronics Technology Co. Ltd., a
wholly-owned subsidiary of STH (purchases)                                -               $0.286M
SYSCAN Intervision Limited, a wholly-owned subsidiary of
STH (purchases)                                                           -               $0.240M
                                                           =================     =================

SYSCAN  Lab Limited Company Limited, a wholly-owned
subsidiary of STH (purchases)                                       $0.713M                   $--
                                                           =================     =================


         Amounts due to/from related parties are unsecured, interest-free and repayable on demand and consisted of the following:



Due from STH                                             $       445,998

Due from Majority Stockholder                                    100,000

Due from various subsidiaries wholly-owned by STH              1,954,531
                                                               ---------

                                                         $     2,500,529
                                                         ----------------










LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were approximately $2,200,000 as of June 30, 2005 and working capital on June 30, 2005 was approximately $5,123,000. Cash and working capital increased from year end primarily attributable to the cash proceeds of approximately $1,630,000 received from our convertible preferred stock offering completed in March 2005.

OPERATING ACTIVITIES. Net cash flows provided by operating activities was $227,146 and $328,899 for the six months ended June 30, 2005 and 2004, respectively. Net cash provided by operating activities for both periods presented is primarily explained by decreases in accounts receivable representing cash collections from the prior year's fourth quarter and decreases in inventory levels as sales increased.

INVESTING ACTIVITIES. Net cash flows from investing activities during the six months ended June 30, 2005 and 2004 consisted primarily of cash paid for capital expenditures.

FINANCING ACTIVITIES. Net cash flows provided by (used in) financing activities for the six months ended June 30, 2005 and 2004 was $1,397,391 and ($906,831), respectively. For 2005, we raised net cash of approximately $1,630,000 from the sale of our convertible preferred stock offering completed in March 2005. For both periods presented, advances to and/or repayments from related party receivables and payables were made in the ordinary course of business.

         We have financed our activities primarily with cash flows from operations, the sale of our equity securities and borrowings under our credit facilities. We have a $1,000,000 bank line of credit, which bears interest at prime plus one percent, which is secured by all of our general business assets. The subject bank line of credit had $933,036 outstanding as of June 30, 2005. We are currently negotiating with two insured banks to increase our line of credit or other financing arrangements. We believe the existing working capital and anticipated cash flows from operations are expected to be adequate to satisfy our operating and capital requirements for the next 12 months at our current run rate and our anticipated expansion.

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

Our geographic sales as a percent of total revenue were as follows for the quarters ended June 30:

                                         2005               2004
                                    ----------------    --------------
United States                            73.0%              96.5%
Asia Pacific                             18.4%              0.1%
Europe and others                        8.6%               3.4%




Our geographic sales as a percent of total revenue were as follows for the six month period ended June 30:

                                        2005               2004
                                    ---------------    --------------
United States                           86.4%              97.1%
Asia Pacific                            8.8%               0.1%
Europe and others                       4.8%               2.8%





Sales to major customers as a percentage of total revenues were as follows for the quarters ended June 30:

                                        2005               2004
                                    ---------------    --------------
Customer A                               42%                54%
Customer B                               15%                14%
Customer C                               7%                 10%
Customer D                               7%                 6%






Sales to major customers as a percentage of total revenues for the six month period ended June 30::

                                        2005               2004
                                    ---------------    --------------
Customer A                               34%                33%
Customer B                               15%                20%
Customer C                               15%                13%
Customer D                               12%                8%






CONCENTRATION OF CREDIT RISK DUE TO ACCOUNTS RECEIVABLE. Financial instruments that potentially subject us to a concentration of credit risk consist primarily of trade receivables. Our customers are concentrated in the industrial/consumer electronics channels and with major original equipment manufacturers. As of June 30, 2005, the concentration was approximately 75% (3 customers). The loss of any of these customers could have a material adverse effect on our results of operations, financial position and cash flows.

CONCENTRATION OF CREDIT RISK DUE TO SIGNIFICANT VENDORS. For each of the periods ended June 30, 2005 and 2004, our purchases have primarily been concentrated with the wholly-owned subsidiary of our majority stockholder. If this vendor was unable to provide materials in a timely manner and we were unable to find alternative vendors, our business, operating results and financial condition would be materially adversely affected.

DUE TO PRODUCT SALES. We had 5 different product categories in the second quarter of 2005 (2004: 5 products) and 3 different products during the six months ended June 30, 2005 (2004: 5 products) that each accounted for more than 10% of sales. We have made positive efforts to mitigate the impact of loss of any single category, however if any of these products were to become obsolete or unmarketable and we were unable to successfully develop and market alternative products, our business, operating results and financial condition could be adversely affected.

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

         There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We from time to time experience routine litigation in the normal course of our business. Other than as previously reported in our Form 10-KSB for the year ended December 31, 2004, as filed with the SEC on March 31, 2005, we are not a party to any material legal proceedings and we do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2005, we did not repurchase any of our equity securities. We do not currently have in place a repurchase program for the repurchase of our common stock, nor do we have any plans to implement a common stock repurchase program in the near future, if at all.

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



Dated: August 15, 2005                By:    /S/ DARWIN HU
                                             ---------------------------------
                                      Name:  Darwin Hu
                                      Title: Chief Executive Officer

Dated: August 15, 2005                By:   /S/ WILLIAM HAWKINS
                                            ----------------------------------
                                      Name:  William Hawkins
                                      Title: Acting Chief Financial Officer