Form 10QSB/A
period 2005-06-30
SYSCAN IMAGING INC
filed 2005-08-22
CIK 1096857

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

The number of shares outstanding of the issuer's Common Stock, $.001 Par Value, on August 17, 2005, was 23,110,515 shares

Transitional Small Business Disclosure Format (check one):        Yes |_| No |X|

                                EXPLANATORY NOTE

Syscan Imaging, Inc. is filing this Form 10-QSB/A-1 to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, as filed with the SEC on August 15, 2005, for the purpose of revising its discussion of Net Loss included in
Item 2 of Part I of such Quarterly Report on Form 10-QSB, as set forth below. As a result of this amendment, Syscan Imaging, Inc. is filing as exhibits to this Form 10-QSB/A-1 the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Form 10-QSB/A-1 does not change our previously reported financial statements and other financial disclosures. Items included in the original Form 10-QSB that are not included herein are not amended and remain in effect as of the date of the original filing. Except as noted above, this Form 10-QSB/A-1 does not update information that was presented in our original Quarterly Report on Form 10-QSB filed on August 15, 2005 to reflect recent developments that have occurred since that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET LOSS

Net losses for the quarter and six months ended June 30, 2005 were approximately ($2,908,182) and ($2,931,347), respectively, compared to net losses of approximately ($123,974) and ($110,294), respectively, during the same periods in 2004. The increase in losses are primarily related to stock options granted to certain executive officers and key employees during the quarter ended June 30, 2005 versus the same period in 2004. If we remove stock-based compensation costs from our net losses, our net losses for the quarter and six month periods ended June 30, 2005 would have been approximately ($96,182) and ($119,347), respectively, compared to net losses of approximately ($123,974) and ($110,294), respectively, during the same periods in 2004. The substantial increase in G&A and R&D expenses during the quarter ended June 30, 2005, continues to impair our profitability. We see these increased expenses as important as we prepare our financial strength and product innovation to meet future revenue growth.

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


Dated: August 22, 2005        By: /s/ Darwin Hu
                                  -------------
                              Name: Darwin Hu
                              Title: Chief Executive Officer


Dated: August 22, 2005        By: /s/ William Hawkins
                                  -------------------
                              Name: William Hawkins
                              Title: Acting Chief Financial Officer, Principal
                              Accounting Officer, Chief Operating Officer and
                              Secretary