Form 10QSB
period 2005-09-30
SYSCAN IMAGING INC
filed 2005-11-18
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2005

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

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).                   Yes |_| No |X|

The number of shares outstanding of the issuer's Common Stock, $.001 Par Value, on November 4, 2005, was 23,592,092 shares.

Transitional Small Business Disclosure Format (check one):    Yes |_| No |X|

                              SYSCAN IMAGING, INC.

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

                                                                     Page Number

Item 1. Financial Statements...................................................3
Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................13
Item 3. Controls and Procedures...............................................21

PART II  OTHER INFORMATION

Item 1. Legal Proceedings.....................................................21
Item 2. Changes in Securities and Small Business Issuer Purchases of
        Equity Securities; Unregistered Sales of Equity Securities
          and Use of Proceeds.................................................21
Item 3. Defaults Upon Senior Securities.......................................21
Item 4. Submission of Matters to a Vote of Security Holders...................22
Item 5. Other Information.....................................................22
Item 6. Exhibits .............................................................22

Signatures....................................................................22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2005

                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                   2005             2004
                                        ASSETS                                  (UNAUDITED)       (AUDITED)
                                                                               ----------------------------
Current assets
   Cash and cash equivalents                                                   $  1,293,566         687,403
   Trade receivables, net                                                         1,300,801       1,127,873
   Inventories                                                                      936,537         496,680
   Prepayments, deposits and other current assets                                   148,888         218,141
   Due from related parties                                                       2,173,909       2,264,987
                                                                               ----------------------------
Total current assets                                                              5,853,701       4,795,084

Fixed assets, net                                                                   170,568          23,985
Intangible assets                                                                    13,493          13,493
Long-term investment                                                                997,692         997,692
                                                                               ----------------------------
TOTAL ASSETS                                                                   $  7,035,454       5,830,254
                                                                               ============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Bank line of credit                                                         $    683,036         700,000
   Letter of credit                                                                 104,000         233,036
   Trade payables and accruals                                                      120,580         114,528
                                                                               ----------------------------
Total current liabilities                                                           907,616       1,047,564

Commitments and contingencies                                                            --              --

Stockholders' equity
   Preferred stock: $0.001 par value; 2,000,000 shares authorized and 16,150
      shares outstanding, Series A 5% Convertible (stated value $100)                    17              --
   Common stock: $0.001 par value; 50,000,000 shares authorized and
      23,467,092 shares issued and outstanding                                       23,467          23,110
   Additional paid in capital                                                    30,043,986      25,478,263
   Accumulated deficit                                                          (23,939,632)    (20,718,683)
                                                                               ----------------------------
Total stockholders' equity                                                        6,127,838       4,782,690
                                                                               ----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  7,035,454       5,830,254
                                                                               ============================

            SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE AND NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                       THREE MONTHS     THREE MONTHS     NINE MONTHS      NINE MONTHS
                                                           ENDED            ENDED           ENDED            ENDED
                                                       SEP. 30, 2005    SEP. 30, 2004   SEP. 30, 2005    SEP. 30, 2004
                                                       ---------------------------------------------------------------
NET SALES                                              $   2,207,083    $   1,954,684   $   5,402,306    $   4,435,632

COSTS OF SALES                                             1,417,317        1,303,624       3,404,243        2,958,923
                                                       ---------------------------------------------------------------
GROSS PROFIT                                                 789,766          651,060       1,998,063        1,476,709

OPERATING EXPENSES
   Selling and marketing expenses                            318,937          140,904         669,798          507,341
   General and administrative expenses                       486,308          261,425       1,133,955          602,581
   Stock-based compensation cost - stock options                  --               --       2,812,000               --
   Research and development expenses                         228,640          196,884         567,213          427,581
                                                       ---------------------------------------------------------------
Total operating expenses                                   1,033,885          599,213       5,182,966        1,537,503
                                                       ---------------------------------------------------------------
OPERATING INCOME (LOSS)                                     (244,119)          51,847      (3,184,903)         (60,794)

Other income (expense), net                                    5,318            1,527          15,555            4,673
                                                       ---------------------------------------------------------------
NET EARNINGS (LOSS) BEFORE TAXES                            (238,801)          53,374      (3,169,348)         (56,121)

PROVISION FOR INCOME TAXES                                        --               --             800              800
                                                       ---------------------------------------------------------------
NET EARNINGS (LOSS)                                         (238,801)          53,374      (3,170,148)         (56,921)

Deemed dividend on preferred stock                           (23,202)              --         (50,802)              --
                                                       ---------------------------------------------------------------
NET EARNINGS (LOSS) AVAILABLE TO COMMON STOCKHOLDERS   $    (262,003)   $      53,374   $  (3,220,950)   $     (56,921)
                                                       ===============================================================
BASIC AND DILUTED LOSS PER SHARE                       $       (0.01)              --   $       (0.14)              --
                                                       ===============================================================

            SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                                          2005            2004
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $ (3,170,148)   $    (56,921)
                                                                      ------------    ------------
   Adjustments to reconcile net loss to net cash flows provided by
      (used in) operating activities
   Depreciation                                                             20,508           6,430
   Stock-based compensation cost                                         2,812,000              --
   Common stock issued for services rendered                                74,796              --
   Changes in assets and liabilities
      (Increase) decrease trade receivables                               (172,928)        893,754
      (Increase) decrease in inventories                                  (439,857)       (147,891)
      (Increase) decrease in other current assets                           69,253        (330,771)
       Increase (decrease) in trade payables and accruals                    6,053        (282,123)
                                                                      ------------    ------------
Net cash flows provided by (used in) operating activities                 (800,323)         82,478

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash acquired in reverse acquisition                                         --          28,288
   Capital expenditures                                                   (167,091)        (11,288)
                                                                      ------------    ------------
Net cash flows provided by (used in) investing activities                 (167,091)         17,000

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of preferred stock, net of offering costs      1,628,500         700,000
   Net repayments under line of credit and letters of credit              (146,000)             --
   Net repayments / advances - related parties                              91,077        (970,377)
                                                                      ------------    ------------
Net cash flows provided by (used in) financing activities                1,573,577        (270,377)
                                                                      ------------    ------------
Increase (decrease) in cash and cash equivalents                           606,163        (170,899)

Cash and cash equivalents, beginning of period                             687,403       1,019,822
                                                                      ------------    ------------
Cash and cash equivalents, end of period                              $  1,293,566         848,923
                                                                      ============    ============
Cash paid for:
   Interest                                                           $     40,984    $      1,222
                                                                      ============    ============
   Income taxes                                                       $        800             800

Supplemental noncash information:
   Preferred deemed dividends                                         $     50,802              --
                                                                      ============    ============

            SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the Management's Discussion and Analysis included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2004, filed with the Company's Annual Report on Form 10-KSB. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

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

Our geographic sales as a percent of total revenue were as follows for the quarter ended Sept. 30:

                                                           2005         2004
                                                          ------       ------
United States                                              86.6%        95.2%
Asia Pacific                                               11.1%         3.1%
Europe and others                                           2.3%         1.7%

Our geographic sales as a percentage of
total revenue were as follows for the
nine month period ended Sept. 30:

                                                           2005         2004
                                                          ------       ------
United States                                              86.5%        96.2%
Asia Pacific                                                9.6%         1.4%
Europe and others                                           3.9%         2.4%

Sales to major customers as a percentage of total revenues were as follows for the quarter ended Sept. 30:

                                                           2005         2004
                                                          ------       ------
Customer A                                                  29%          42%
Customer B                                                  23%          20%
Customer C                                                  16%          14%
Customer D                                                   9%          10%

Sales to major customers as a percentage of total revenues for the nine month period ended Sept. 30:

                                                           2005         2004
                                                          ------       ------
Customer A                                                  32%          37%
Customer B                                                  18%          20%
Customer C                                                  14%          13%
Customer D                                                  12%           9%

DUE TO ACCOUNTS RECEIVABLE. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. Our customers are concentrated in the industrial/consumer electronics channels and with major original equipment manufacturers. As of September 30, 2005, the concentration was approximately 83% (3 customers). The loss of any of these customers could have a material adverse effect on our results of operations, financial position and cash flows.

DUE TO SIGNIFICANT VENDORS. For each of the periods ended September 30, 2005 and 2004, our purchases have primarily been concentrated with the wholly-owned subsidiary of our majority stockholder. If this vendor was unable to provide materials in a timely manner and we were unable to find alternative vendors, our business, operating results and financial condition would be materially adversely affected.

DUE TO PRODUCT SALES. We introduced a new product category in the third quarter of 2005, bringing the total product categories for the period to 6. Three of our product categories each accounted for more than 10% of our total sales for each of the periods presented on the statement of operations. We have made positive efforts to mitigate the impact of loss of any single category, however if any of these products were to become obsolete or unmarketable and we were unable to successfully develop and market alternative products, our business, operating results and financial condition could be adversely affected.

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

                                                             THREE MONTHS ENDED      THREE MONTHS ENDED
                                                             SEPTEMBER 30, 2005      SEPTEMBER 30, 2004
                                                             ------------------      ------------------
SYSCAN Optoelectronics Technology Co. Ltd., a
wholly-owned subsidiary of STH (purchases)                                   --                 $0.234M
SYSCAN Intervision Limited, a wholly-owned subsidiary of
STH (purchases)                                                              --              $1,199,387

SYSCAN  Lab Limited Company Limited, a wholly-owned
subsidiary of STH (purchases)                                        $1,541,616                      --
                                                             ------------------      ------------------

Amounts due from related parties are unsecured, interest-free and repayable on demand and consisted of the following:

Due from STH                                                           $445,998

Due from Majority Stockholder                                           100,000

Due from various subsidiaries wholly-owned by STH                     1,627,911
                                                             ------------------
                                                                     $2,173,909
                                                             ==================

EARNINGS PER SHARE

Earnings (loss) per share ("EPS") is computed in accordance with SFAS No. 128 "Earnings Per Share." Basic EPS is computed using weighted average shares outstanding. Diluted EPS is computed using weighted average shares outstanding plus dilutive common stock equivalents. Convertible securities that could potentially dilute basic EPS in the future, such as convertible preferred stock, options and warrants are not included in the computation of diluted EPS because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value. Diluted EPS per share does not differ from basic EPS for all periods presented. As of September 30, 2005 and 2004, the total number of outstanding common stock equivalent shares excluded from the loss per share computation was 2,225,833 and 60,000, respectively.

The following table represents the computation of weighted average shares outstanding:

                                           THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                               ENDED           ENDED          ENDED           ENDED
                                              9/30/05         9/30/04        9/30/05         9/30/04
                                           -----------------------------------------------------------
Numerator-net earnings (loss) available
to common stockholders                     $   (262,003)   $     53,374   $ (3,220,950)   $    (56,921)
                                           -----------------------------------------------------------
Denominator:
   Weighted average shares - basic EPS       23,133,415      23,110,510     23,118,120      22,429,722
   Net effect of dilutive common shares              --              --             --              --
                                           -----------------------------------------------------------
   Weighted average shares - diluted EPS     23,133,415      23,110,510     23,118,120      22,429,722
                                           ===========================================================
Basic and diluted EPS                      $      (0.01)             --   $      (0.14)             --
                                           ===========================================================

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

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net earnings and pro forma net earnings per share would have been reflected for the nine months ended September 30:

                                           THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                               ENDED           ENDED          ENDED           ENDED
                                              9/30/05         9/30/04        9/30/05         9/30/04
                                           -----------------------------------------------------------
Net earnings (loss) available to common
stockholders, as reported                  $   (262,003)   $     53,374   $ (3,220,950)   $    (56,921)
Less: stock-based compensation cost, net
of tax                                               --              --     (2,847,045)         (3,824)
                                           -----------------------------------------------------------
Pro forma net earnings (loss)              $   (262,003)   $     53,374   $ (6,067,995)   $    (60,745)
                                           ===========================================================
Basic and diluted net loss per share
   As reported                             $      (0.01)             --   $      (0.14)             --
   Pro forma                               $      (0.01)             --   $      (0.26)             --

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

Options granted under the plans have a maximum term of ten years and shall be at an exercise price that may not be less than 85% of the fair market value of the common stock on the date of the grant. Options are non-transferable and if a participant ceases affiliation with the company for a reason other than death or permanent and total disability, the participant will have 90 days to exercise the option subject to certain extensions. In the event of death or permanent and total disability, the option holder or their representative may exercise the option within one (1) year. Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the plan, subject to applicable securities regulation. The plan may be terminated or amended at any time by the Board of Directors. No options were forfeited, canceled or exercised during the nine months ended September 30, 20005. Information about options outstanding and exercisable at September 30, 2005 is summarized below:

------------------------------------------------------------------------------------------------------------------------------
                                    WEIGHTED-AVERAGE                                      WEIGHTED-AVERAGE
                                        REMAINING       WEIGHTED-AVERAGE                      REMAINING       WEIGHTED-AVERAGE
RANGE OF EXERCISE       NUMBER      CONTRACTUAL LIFE        EXERCISE          NUMBER         CONTRACTUAL          EXERCISE
     PRICES          OUTSTANDING         (YEARS)             PRICE          EXERCISABLE      LIFE (YEARS)          PRICE
------------------------------------------------------------------------------------------------------------------------------
      $0.01           3,700,000           1.50               $0.01           1,293,333           1.50              $0.01
------------------------------------------------------------------------------------------------------------------------------
   $0.90-$2.50           60,000           1.25               $1.17              60,000           1.25              $1.17
------------------------------------------------------------------------------------------------------------------------------

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

During the third quarter of 2005, $250,000 of Series A Convertible Preferred Stock (2,500 shares) were converted into 256,581 shares of commons stock (see
Note 6) resulting in total Series A Convertible Preferred Stock outstanding as of September 30, 2005 of $1,615,000 or 16,150 shares.

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

6 - COMMON STOCK

The Company had the following equity activity during the quarter ended September 30, 2005:

      o issuance of 99,996 shares of restricted common stock for investor relations services valued at the fair market value of the services rendered; and

      o issuance of 256,581 shares of common stock for the conversion of 2,500 shares of preferred stock (see Note 5 for details) .

7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company is committed under various non-cancelable operating leases which expire through November 2006. Future minimum rental commitments are as follows: 2005-$26,500 and 2006-$101,000. Rent expense charged to operations was approximately $95,300 for the nine months ended September 30, 2005 (2004: $80,000).

LINE OF CREDIT - The Company currently has a line of credit to borrow up to $1,000,000, bearing interest at the rate of prime plus 1% and secured by all of the assets of the Company. Interest payments are due monthly and all unpaid interest and principal was originally due in full on August 24, 2005, but was extended on a month-to-month basis until the Company obtained alternate financing and the loan was transferred (See Note 8). Upon certain events of default as more fully described in the agreement, the default variable interest rate increases to prime plus 3%. The Company had $316,964 available for use at September 30, 2005. (See note 8)

LETTERS OF CREDIT - The Company issues letters of credit in the normal course of business. Syscan had one outstanding letter of credit as of September 30, 2005 for $104,000.

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

LITIGATION, CLAIMS AND ASSESSMENTS

(I) On May 20, 2003, Syscan, Inc., the Company's wholly-owned subsidiary, filed a lawsuit named SYSCAN, INC. V. PORTABLE PERIPHERAL CO., LTD. ("PPL"), IMAGING RECOGNITION INTEGRATED SYSTEMS, INC., CARDREADER INC. AND TARGUS INC. (Case No. C03-02367 VRW) in United States District Court, Northern District of California. Syscan alleges claims against the above-mentioned parties for patent infringement of patent nos. 6,054,707, 6,275,309 and 6,459,506, and unfair competition. Syscan expects to continue the case unless a reasonable settlement amount from the defendants or a licensing agreement to the satisfaction of Syscan is entered.

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

There was a hearing in the Northern District of California on October 14, 2005, in which arguments were presented to the court on the patent validity. No further judicial decision has been released subsequent to this hearing.

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(ii) SYII's management is currently in a dispute, regarding the exchange of assets, between Syscan Technology Holdings LTD. (STH), the parent company of our majority stockholder, and Syscan Imaging Limited. STH claims that they have exchanged certain tangible assets in lieu of certain long-standing intercompany loans due SYII in the amount of $2M, however no written agreement exists. SYII upon review of these proposed exchange of assets has determined that under U.S. GAAP, since the proposed exchange of assets is occurring between related parties and entities under common control, these assets would be recorded at the historical cost basis (net book value) and would qualify as "impaired" and accordingly, reduced to zero. The offsetting accounting entry would be a reduction in the related party receivable for the net difference between the net book value of the assets received and the reduction in the receivable resulting in a charge to additional paid in capital. Management has determined that it will not relinquish or reduce any intercompany receivable with STH until further due diligence of the transaction can be substantiated.

8 - SUBSEQUENT EVENTS

On October 5th, the Company issued 125,000 shares of restricted common stock to Fitzgerald Galloway Management Inc. for public/investor relations services. The shares were valued at the fair market value of the services rendered.

On October 12th, the Company obtained a $2.5M credit line with Cathay Bank of Cupertino California, which replaces a $1.0M credit line from another bank. (See
Note 7)

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

      o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the periods ended September 30, 2005 compared to the same periods in 2004. A brief description is provided of transactions and events, including related party transactions that impact the comparability of the results being analyzed.

      o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the quarter ended September 30, 2005.

      The following management's discussion and analysis should be read in conjunction with our consolidated unaudited financial statements for the three and nine months periods ended September 30, 2005 and 2004 and related condensed notes to those financial statements.

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

      Our strategy continues to be to expand our image capture product line and technology while leveraging our assets in other areas of the imaging industry. We are actively shipping six categories of image capture products under the TravelScan or DocketPORT marquees or their OEM counterparts. These categories include A4-simplex format document scanners which represented approximately 13% of our sales during the three month period ended September 30, 2005 and 20% of our sales during the nine month period ended September 30, 2005. A4-duplex format document scanners, our newest product introduction, which represented approximately 4% of our sales during the three month period ended September 30, 2005 and 2% of our sales during the nine month period ended September 30, 2005. The A6 format scanners that are ideal for ID cards & checks, is our best selling product and represented approximately 62% and 56%, respectively, of our sales during each of the three and nine month periods ended September 30, 2005. The A8 format that is primarily sold for use as a business card reader represented approximately 12% and 16%, respectively, of our sales during each of the three and nine month periods ended September 30, 2005. The A5 security document scanner also used for ID cards and passports represented approximately 5% and 4%, respectively, of our sales during each of the three and nine month periods ended September 30, 2005. We also manufacture and sell the Contact Image Sensor
(CIS) Modules that we use in our products and separately as a component to other manufacturers which represented 4% of our three month sales and 3% of our nine month sales for the period ended September 30, 2005.

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

      While we continue to grow our presence in image capture technology, we have begun creating, through research and development, new technology solutions for the substantially larger, image display market. More specifically we are creating products and technologies to accent and enhance the Liquid Crystal Display (LCD) and Liquid Crystal on Silicon (LCoS) television market. Our first image display products are expected to be available for delivery during the second half of 2006 under the SysView brand name. These SysView display products will include highly integrated, high performance video processors that combine state-of-the-art scaling and video processing techniques for displaying analog and digital video/graphics on our LCoS TV products. We believe that these products will provide advanced image processing, including High-Definition (HD) products, that will greatly enhance display quality. The next product/technology that we are developing is a Light Emitting Diode (LED) backlighting solution to replace the industries current standard Cold Cathode Fluorescent Lamp (CCFL). The principal behind this technology is related to the proprietary technology used in our image capture products. The benefits are substantial, including longer life, higher dimming ratio, sharper contrast, and near high definition resolution without filters, all at a performance value.

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

INTANGIBLE AND LONG-LIVED ASSETS

      We evaluate our intangible assets and long-lived assets, which represent goodwill, long-term investments, and fixed assets, for impairment annually and when circumstances indicate the carrying value of an asset may not be recoverable. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value would be charged to operations. We do not believe any impairment exists for any of these types of assets as of September 30, 2005.

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

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUE

      Product revenues increased to $2,207,083 for the quarter ended September 30, 2005 from $1,954,684 for the same period in fiscal 2004, an increase of approximately $252,399 or 12.9%. For the nine month period ended September 30, 2005 revenues were $5,402,306, an increase of $966,674, or 21.7%, from the first nine month period of 2004 of $4,435,632. This increase in revenues for the period is primarily the result of new product sales and marketing efforts and improved sales performance in the Pacific Rim markets. Once again, scanner and sensor imaging products represented over 98% of our revenues for the quarter ended and year-to-date. During the quarter ended September 30, 2005, our top four customers accounted for approximately 77% (2004: 86%) of total revenues. For the nine months ended September 30, 2005, our top four customers accounted for approximately 76% (2004:79%) of total revenues. The loss of any of these larger clients could have a material adverse effect on our business.

COST OF SALES AND GROSS PROFIT

      Cost of goods sold (COGS) includes all direct costs related to the transfer of scanners, imaging modules and services related to the delivery of those items manufactured in China. COGS was approximately 64.2% and 63.01% for the three and nine months ended September 30, 2005, respectively, compared to 66.7% and 66.7%, respectively, for the same period in 2004. Our COGS decreased as a percentage of revenues primarily as a result of slightly higher gross margins on new products and better price elasticity with the A6 format products. We expect that our COGS will remain the same or slightly higher during 2005 as a result of higher fuel costs and currency exchange rates in Mainland China. Accordingly, gross profit increased for all periods presented compared to the same periods in the prior period as a direct result of increased higher sales revenue and better margins on specialty scanning products related to unique or proprietary design of our products. We anticipate that our gross profit margins may continue to increase as we gain better control over our source parts cost and logistics.

SELLING AND MARKETING

      Selling and marketing expenses include payroll, employee benefits and other costs associated with sales, marketing and account management personnel. Other direct selling and marketing costs include market development funds and promotions (retail channels only), tradeshows, website support costs, warehousing, logistics and certain sales representative fees. Selling and marketing expenses increased to $318,937 for the quarter ended September 30, 2005 from $140,904 in the comparable period in 2004 and to $669,798 for the nine months ended September 30, 2005 from $507,341 in the comparable period in 2004. This represents an increase of $178,033 or approximately 126% for the quarter ended September 30, 2005 over the same period in 2004. The nine month expenditures increased by $162,457, or 32%, from the comparable period in 2004. These increases are primarily due a series of major trade show promotions and company awareness campaigns throughout the period. Other significant increases were in the logistics (ocean & air freight) and expenditures involving business development for the display technology.

GENERAL AND ADMINISTRATIVE

      General and administrative (G&A) costs include payroll, employee benefits, and other headcount-related costs associated with the finance, legal, facilities and certain human resources, as well as legal and other professional and administrative fees. General and administrative expenses increased to $486,308 for the quarter ended September 30, 2005 and $1,133,855 for the nine months ended September 30, 2005 from $261,425 and $602,581 respectively, for the comparable three and nine month periods in fiscal 2004, an increase of $224,883 and $531,374, respectively, for the three and nine month periods ended September 30, 2005 or approximately an 86% and 88% increase for three and nine month periods ended September 30, 2005. The increase for each of the three and nine month periods ended September 30, 2005 is primarily attributable to additional personnel costs related to our display product development and outside fees incurred in connection with our public listing compliance expense. We see our costs in this area continuing to increase over the remainder of this year.

STOCK-BASED COMPENSATION COST

      Stock-based compensation cost of $2,812,000 represents a non-cash charge to our statement of operations as a result of granting certain options to certain consultants, executive officers and key employees at less than the fair market value on the date of grant.

RESEARCH AND DEVELOPMENT

      Research and Development (R&D) costs include payroll, employee benefits, and other headcount-related costs associated with the product design, development, compliance testing, documentation and transition to production. R&D expenses increased to $228,640 for the quarter ended September 30, 2005 from $196,884 for the same period in fiscal 2004, an increase of $31,756 or approximately 16%. The increase for the quarter ended September 30, 2005 is primarily attributable to a greater emphasis on the development of new products such as the planned line of duplex scanners and advanced display systems. These new products are essential for our continued revenue growth in the coming years. For the nine months ended September 30, 2005, R&D expenses increased by $139,632 or 33%, to $567,213 from $427,581 for the same comparable period in fiscal 2004.

OTHER INCOME (EXPENSE)

      Our other income (expense) for the quarters and nine months ended September 30, 2005 and 2004 was primarily due to interest earned on our cash accounts.

NET LOSS

      Net loss for the quarter ended September 30, 2005 was approximately ($238,801) compared to net gain of approximately $53,374 during the same period in 2004. The change in net earnings was primarily the result of the substantial increase in selling, general and administrative expenses during the recent quarter ended September 30, 2005, despite a growth in revenues versus the same period last year. We see these increased expenditures as being critical to meet future revenue growth.

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

      The following is a summary of significant related party transactions, which were carried out in the normal course of our business, during the nine months ended September 30, 2005 and 2004:

                                                            THREE MONTHS ENDED        THREE MONTHS ENDED
                                                              SEPT. 30, 2005            SEPT. 30, 2004
                                                            ------------------        ------------------
SYSCAN Optoelectronics Technology Co. Ltd., a
wholly-owned subsidiary of STH (purchases)                                                       $0.234M
SYSCAN Intervision Limited, a wholly-owned subsidiary
of STH (purchases)                                                          --                $1,199,387
                                                            ==================        ==================

SYSCAN  Lab Limited Company Limited, a wholly-owned
subsidiary of STH (purchases)                                       $1,541,616                        --
                                                            ==================        ==================

Amounts due from related parties are unsecured, interest-free and repayable on demand and consisted of the following:

Due from STH                                                          $445,998

Due from Majority Stockholder                                          100,000

Due to various subsidiaries wholly-owned by STH                      1,627,911
                                                            ------------------
                                                                    $2,173,909
                                                            ==================

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents were approximately $1,300,000 as of September 30, 2005 and working capital on September 30, 2005 was approximately $4,946,000, as compared to working capital on December 31, 2004 of $3,747,520. Cash and working capital increased from year end primarily attributable to the cash proceeds of approximately $1,630,000 received from our convertible preferred stock offering completed in March 2005.

OPERATING ACTIVITIES. Net cash flows provided by (used in) operating activities were ($800,323) and $82,478 for the nine months ended September 30, 2005 and 2004, respectively. Net cash used by operating activities for 2005 was primarily due to an increase in inventories as we built up inventories to respond to forecasted demand for our products from the prior year's fourth quarter and an increase in sales. Net cash provided by operating activities for 2004 were due to a decrease in trade receivables as we collected cash from the prior's years sales and an increase in inventories and payables to respond to forecasted demand for our products in the current year.

INVESTING ACTIVITIES. Net cash flows from investing activities during the nine months ended September 30, 2005 and 2004 consisted primarily of cash paid for capital expenditures.

FINANCING ACTIVITIES. Net cash flows provided by (used in) financing activities for the nine months ended September 30, 2005 and 2004 was $1,573,577 and ($270,377), respectively. For 2005, we raised net cash of approximately $1,630,000 from the sale of our convertible preferred stock offering completed in March 2005 and we paid down our banking obligations by $146,000. For both periods presented, advances to and/or repayments from related party receivables and payables were made in the ordinary course of business.

      We have financed our activities primarily with cash flows from operations, the sale of our equity securities and borrowings under our credit facilities. As of September 30, 2005, we maintained a $1,000,000 bank line of credit, which bears interest at prime plus one percent, which is secured by all of our general business assets. The subject bank line of credit had $787,036 outstanding as of September 30, 2005. On October 12, 2005 the Company obtained a $2.5M credit line with Cathay Bank of Cupertino California, which replaces the above mentioned $1.0M credit line outstanding as of September 30, 2005. We believe the existing working capital and anticipated cash flows from operations are expected to be adequate to satisfy our operating and capital requirements for the next 12 months at our current run rate and our anticipated expansion.

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

Our geographic sales as a percent of total revenue were as follows for the quarters ended September 30:

                                                           2005         2004
                                                          ------       ------
United States                                              86.6%        95.2%
Asia Pacific                                               11.1%         3.1%
Europe and others                                           2.3%         1.7%

Our geographic sales as a percentage of total revenue were as follows for the nine month period ended Sept. 30:

                                                           2005         2004
                                                          ------       ------
United States                                              86.5%        96.2%
Asia Pacific                                                9.6%         1.4%
Europe and others                                           3.9%         2.4%

Sales to major customers as a percentage of total revenues were as follows for the quarter ended Sept. 30:

                                                           2005         2004
                                                          ------       ------
Customer A                                                  29%          42%
Customer B                                                  23%          20%
Customer C                                                  16%          14%
Customer D                                                   9%          10%

Sales to major customers as a percentage of total revenues for the nine month period ended Sept. 30:

                                                           2005         2004
                                                          ------       ------
Customer A                                                  32%          37%
Customer B                                                  18%          20%
Customer C                                                  14%          13%
Customer D                                                  12%           9%

DUE TO ACCOUNTS RECEIVABLE. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. Our customers are concentrated in the industrial/consumer electronics channels and with major original equipment manufacturers. As of September 30, 2005, the concentration was approximately 83% (3 customers). The loss of any of these customers could have a material adverse effect on our results of operations, financial position and cash flows.

DUE TO SIGNIFICANT VENDORS. For each of the periods ended September 30, 2005 and 2004, our purchases have primarily been concentrated with the wholly-owned subsidiary of our majority stockholder. If this vendor was unable to provide materials in a timely manner and we were unable to find alternative vendors, our business, operating results and financial condition would be materially adversely affected.

DUE TO PRODUCT SALES. We introduced a new product category in the third quarter of 2005, bringing the total product categories for the period to 6. Three of our product categories each accounted for more than 10% of our total sales for each of the period presented on the statement of operations. We have made positive efforts to mitigate the impact of loss of any single category, however if any of these products were to become obsolete or unmarketable and we were unable to successfully develop and market alternative products, our business, operating results and financial condition could be adversely affected.

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

      There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There was a hearing in the Northern District of California on October 14, 2005, in which arguments were presented to the court on the patent validity. No further judicial decision has been released subsequent to this hearing.

We from time to time experience routine litigation in the normal course of our business. Other than as stated above or as previously disclosed in our Form 10-KSB for the year ended December 31, 2004, we are not currently a party to any material legal proceedings and we do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2005, we did not repurchase any of our equity securities. We do not currently have in place a repurchase program for the repurchase of our common stock, nor do we have any plans to implement a common stock repurchase program in the near future, if at all. During the period from July 1, 2005 through September 30, 2005, we issued an aggregate of 99,996 restricted shares to Investor Relations Group for public/investor relations services.

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


Dated: November 18, 2005                By: /s/ Darwin Hu
                                            -------------
                                        Name: Darwin Hu
                                        Title: Chief Executive Officer


Dated: November 18, 2005                By: /s/ William Hawkins
                                            -------------------
                                        Name:  William Hawkins
                                        Title: Acting Chief Financial Officer