Form 10KSB
period 2005-12-31
SYSCAN IMAGING INC
filed 2006-04-18
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE FISCAL YEAR ENDING DECEMBER 31, 2005
                                                        OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM            TO           .

                        COMMISSION FILE NUMBER 000-25839

                              SYSCAN IMAGING, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                         90-0251401
   (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                       Identification number)

  1772 TECHNOLOGY DRIVE, SAN JOSE, CA                            95110
(Address of Principal Executive Offices)                       (Zip Code)

                              408-436-9888 EXT. 207
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

    TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------- ----------------------------------------------
Common Stock, $.001 par value                   OTC Bulletin Board

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.              YES  |X|           NO  |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).            YES |_|       NO |X|

         Issuer's revenues for fiscal year 2005 were $7,848,007.

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6,505,500 as of April 10, 2006 (based on the closing price for such stock as of April 10, 2006).

Indicate the number of shares outstanding of each of the issuer's classes of common stock:
                 CLASS                        OUTSTANDING AT APRIL 10, 2006
---------------------------------------- ---------------------------------------
     Common Stock, $.001 par value                      24,601,096

Transitional Small Business Disclosure Format (Check one):   YES |_|     NO |X|

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

ITEM 1.  BUSINESS

GENERAL

         Syscan Imaging, Inc. (referred to herein as "we", "us", "our", "Syscan" or "Company") through our wholly-owned operating subsidiaries develops, designs and delivers various imaging technology solutions to the corporate/enterprise, small office-home office (SOHO), professional practice and consumer markets. We are the market-leader in providing, USB powered, scanning solutions to a wide variety of industries and market applications. Our proprietary page-imaging devices facilitate the way information is stored, shared and managed in both business and personal use. We market and distribute our products indirectly through a global network of Original Equipment Manufacturers (OEM), private label business channels, system integrators, value-added resellers (VAR's), and distributors. Our products may be viewed on our website at www.syscaninc.com. We believe that the value of our mobile image scanning solutions is best realized in vertical markets that are information and process intensive, such as healthcare, document security, financial services, legal and government.

         We have always developed our business model around intellectual property (IP) driven products sold primarily to OEM's, Private Label brands and VAR's. In keeping with this business model, our wholly owned subsidiary Sysview Technologies, Inc. is currently in the process of developing multiple new technologies related to the High Definition TV (HDTV) market, including an innovative line of large format (42-60 inches) high definition television products that incorporate liquid crystal on silicon (LCoS) rear projection display technology (RPDT). Our core engineering-to-manufacturing experience and resources lend themselves to developing this new technology. Going forward we plan on leveraging certain patents and inventions related to RPDT to forge industry relationships and market channels.

         Our world-wide corporate headquarters and logistics center is currently located at 1772 Technology Drive, San Jose, California 95110. We have additional offices and warehousing facilities in The Netherlands and Southern China. Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Proxy Statements relating to our annual meetings of stockholders, Current Reports on Form 8-K and amendments to these reports are available free of charge on our website at www.syscaninc.com, as well as from the SEC's website at www.sec.gov.

BACKGROUND

         Our wholly-owned subsidiary, Syscan Inc., was founded in Silicon Valley in 1995 to develop and manufacture a new generation of CIS (Contact Image Sensors) that are CMOS-Complimentary Metal Oxide Silicon imaging sensor devices. During the late 1990's, we established many technical milestones and were granted numerous patents based on our linear imaging technology (Contact Image Sensors). Our patented CIS and mobile imaging scanner technology provides very high quality images but at extremely low power consumption, allowing us to deliver very compact scanners in a form ideally suited for the laptop computer users or desktop computer users who need a small "footprint", light weight device to scan and/or fax documents.

         This "enabling" technology is found in a variety of applications such as document management, ID card and passport security scanners, bank note/check verification, business card readers, scanning bar codes and optical mark readers used in lottery terminals. In the past ten years we have grown to be one of the largest OEM - VAR - private label manufacturers of page-fed scanning systems and contact image sensor modules for several hundred companies including major brands such as VISIONEER, PENTAX, CARDSCAN, DATACOLOR, DIGIMARC, SCANSOFT, NORTEK and OMRON. Our vertically integrated design and manufacturing model allows rapid time-to-market for these leading companies. Our manufacturing is completed in China by a wholly-owned subsidiary of the parent company of our majority stockholder, which provides a low-cost manufacturing base for these industrial and consumer products.

MARKET OPPORTUNITIES

         IMAGE CAPTURE TECHNOLOGY

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

OUR IMAGE CAPTURE MARKET SOLUTION

         As the current leading manufacturer of USB powered imaging devices, we set out in late 2004 to create a new opportunity within our own dominated market. We found through our existing sales channels that there was a growing demand for duplex page imaging products that allowed the end-user to scan both sides of a document simultaneously. The overall growth of this market is being propelled by paper conservation cycles that require two-sided printing of official documents and forms. The added availability of duplex printers in the office and home has accelerated the demand for duplex imaging devices. Our introduction in June of 2005, of the world's first duplex image capture device under 2 pounds in weight, allow users to incorporate two-sided images and documents into digital applications, systems and devices. Our new duplex products highly automate the document capture process and help enterprises, professionals and consumers increase productivity, reduce costs and save time. We plan to substantially expand our product offerings in the duplex imaging scanning market and plan to further expand our business to include a wider base of software development tools for our existing patented products used throughout the image capture market.

IMAGE DISPLAY TECHNOLOGY

         Until the year 2001, home televisions have changed very little relying (almost) exclusively on the Cathode Ray Tube (CRT). This technology provided a good quality picture, based on the broadcasting (and cable operators) signal limitations, but weight and size limited the screen size to around forty (40) inches. With the relatively new introduction of high definition television
(HDTV) the consumer (and commercial) markets are dramatically increasing the demand for larger screen sizes in order to bring the movie theater experience into the home. In response to this demand various types of liquid crystal display (LCD) and plasma display panel (PDP) models have been introduced to the marketplace. These LCD and PDP models solved the screen size issue, but the picture quality could not achieve the HDTV standard of 1080 active lines (1080p) and the comparatively high pricing versus CRT models allowed them limited consumer market penetration.

         To date PDP technology has been the leader in delivering a price performance value in the larger format screen sizes typically 42" and up. In the past year, Digital Light Processing(TM) (DLP) by Texas Instruments has emerged as the strongest challenger to PDP products, typically offering 720p picture resolution, acceptable brightness characteristics and generally a price tag 20%
- 30% below comparable PDP products. Plasma technology continues to be vulnerable to both the LCD and DLP formats as the size and performance to price ratios converge. We recognize that the television display market is in the process of a major transition, as several technologies challenge plasma technology as the dominant force in large format displays. We believe the transition will happen over the next 12-24 months as the major (tier 1) competitors "hedge" with product lines that include the top 2 or 3 technologies. The current top eight leaders (Samsung, Sony, Sanyo, Toshiba, LG, SAMPO, Panasonic and Hitachi) compete under the different brand names but are frequently in collaboration with each other as well as regional brands in the international markets. The local brand - private label (tier 2) competitors add another 15-20 competitors to the marketplace. In short, there are roughly 30 different competitors worldwide in the large format TV market worldwide. Several of the major suppliers have already announced introduction of "true" 1080p HDTV technology, but they struggle with the reality that plasma, LCD and DLP technology still have difficulty achieving the price performance ratio being demanded by the consumer market.

OUR DISPLAY MARKET SOLUTION

         While continuing R&D on multiple HDTV technology solutions, in October of 2005, Syscan expanded its Sysview HDTV display technology group through the purchase of Nanodisplay Inc., the holder of key intellectual property related to LCoS (liquid crystal on silicon) HDTV technology. Nanodisplay has multiple patents pending surrounding its proprietary methods and technologies that utilize CNT (Carbon Nanotube) technology and advanced assemblage and integration processes. Nanodisplay is in late stage research and development for the production of an advanced high yield LCoS chip with true 1080P resolution. Upon completion of this innovative LCoS technology, of which there can be no assurance, it is expected that technology upgrades to even greater resolutions are likely possible at an accelerated pace. Our ultimate goal is to achieve superior visual performance and resolution at a significant value in large screen format HDTV's.

         Nanodisplay co-founder Dr. Gihong Kim brings a tremendous amount of experience to Syscan and Sysview alike. Dr. Kim has been a research and development engineer in the field of semiconductor materials, process integration and devices, for the majority of his career. He attributes the genesis of his solutions to solving key LCoS challenges and limitations to his involvement with LCoS since the technologies initial R&D stages. To his credit Dr. Kim has over 20 patents issued and has had 13 papers published in the field of semiconductor technology.

         Since the strategic acquisition of Nanodisplay, we have carefully established market entry points that will allow this emerging (LCoS) technology to achieve the anticipated price performance ratio within 12 months, potentially eclipsing market share held by the current leading technologies in the large format HDTV arena, of which there can be no assurance. It is also expected that relationships resulting from our LCoS technology initiative will benefit our pending LED backlighting solution for LCD panels as well as our ITV (Intelligent
TV) technology still in the R&D phase.

OUR COMPETITIVE STRENGTHS

Core Technology Assets. In recent years, we have developed and acquired technology assets, intellectual property and industry expertise in both the image capture and image display markets. We believe a significant investment in capital and time would be necessary for competitors to replicate our current capabilities. We continue to invest in the advancement of our technologies to maintain our market leading positions as well to develop new markets/products. As of December 31, 2005, we had 17 (63%) full-time employees involved in the research and development of our products and our technologies that continue to add to the existing issued patents that we hold in the U.S. and Foreign territories.

Broad Distribution Channels. We maintain an extensive network of distribution channels to address the needs of specific markets such as financial, legal, healthcare and government. We believe that our extensive channel relationships increase the difficulty for competitors to develop a similar channel network and make it difficult for our products to be displaced. In addition, our far-reaching channel network enables us to introduce new products quickly and effectively throughout the global marketplace.

Leading Market Share. We continue to be the manufacturing leader in USB powered image capture devices. Our customers tend to look to established, experienced vendors when making product selections and as the established manufacturer in our markets, we believe we can target and win more partnership arrangements and new customers than our competition.

International Focus. Our international experience and diverse heritage allow us to efficiently compete on a global basis. We have established effective bases of operations in the USA, European Union and Asia Pacific. We recognize cultural and language benefits in both manufacturing, warehousing and time-to-market sales.

OUR STRATEGY

Pursue High Growth Markets In Image Scanning. We intend to leverage our technologies and market leadership to expand our opportunities in mobile and other markets. We also intend to pursue emerging opportunities to use our technology within consumer devices, and other wide spread devices. To expand our position in mobile image capture, we intend to continue to introduce new versions of our products and applications; complete new license agreements with customers and partners that will resell our technologies; and make strategic acquisitions that we believe complement our existing solutions and resources in various evolving markets.

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

         For the HDTV market, we are currently concentrating our efforts and investment towards the completion and mass market delivery of the Nanodisplay LCoS HDTV solution. Although there can be no assurances, we intend to initiate a relationship in the near future with a partner that may allow us to provide a proprietary low cost light engine component which would be used to drive the Nanodisplay imager/chip. We believe that by co-designing and combining these two critical components we will be able to deliver a complete, low cost high performance, LCoS solution to the market. Separately, we also recognize that there are other viable non-TV applications for the Nanodisplay LCoS imager and expect to explore those possibilities.

         Beyond our LCoS initiative we continue development of an LCD product that uses RGB (red, green, and blue) LED's controlled sequentially as an alternative longer life backlight source with visual performance benefits. Most of our LCD HDTV strategy is leveraged on core technologies and market synergy that we established in the image capture (scanning) market since our scanner devices utilize LED's as a light source, and the precise control of this light source is a critical capability in the performance and ultimate market success of this new technology. It is not expected that there will be mass acceptance of variations of this technology until late 2007. In order to meet the competitive requirements, we believe that we will need a collaborator (or partner) that has significant experience in the FPD panel design and tooling. A partner will also reduce the time-to-market and overall risk associated with entry into the marketplace.

PRODUCTS

         IMAGE SCANNING PRODUCTS

                  TravelScan, DocketPORT & OEM Brands

         In 2005 we shipped six categories of image capture products under several "house brands" or their OEM counterparts versus five categories in 2004. The introduction of the A4 duplex scanners (DocketPORT) in the third quarter created a broader base of products. This new category quickly contributed over 7% of unit sales in 2005, despite its mid-year introduction. The A4 simplex scanner (TravelScan) category represented approximately 19% of our sales during the year ended December 31, 2005, a decrease from 2004 (21%) of approximately 2%. The A6 simplex scanners that are widely used for capturing images of bank checks, drivers licenses and various identification cards, represented the largest unit sales in 2005 at 54%. This represented an increase of 8.1% over 2004 unit sales. The A5 security document scanner experienced a 3% increase in unit sales in 2005 to 3% from less than 1% in 2004. Our fifth scanner product category, representing approximately 15% of our sales ending the 12 months ended December 31, 2005, is the A8 business card reader scanner. In 2004 the A8 scanner category represented approximately 21% of our sales, so we experienced a net reduction in this category of 6%.

                  Contact Image Sensor (CIS) Modules

         In addition to the finished scanner product line, we also design, configure and sell the Contact Image Sensor (CIS) Modules that we use in our products and separately as an OEM component to other manufacturers. This CIS business represented approximately 5% of our overall sales during 2005, a decrease of 5% from the previous year (2004 - 10%).

                  Products in Development

         We have an aggressive product development program currently in place to add 7 new products in 2006. These new products are being introduced as both Syscan branded and OEM/ VAR branded products. Many of these new scanners are being driven by increased market demand for duplex, faster and easier-to-use products. They will also concentrate more on the identity-security and financial transaction market needs.

         IMAGE DISPLAY PRODUCTS

                  SysView Technology

         During 2005 we saw the establishment of SysView Technology Inc., a wholly owned subsidiary of ours that is focused on introducing breakthrough price-performance technology in the HDTV display market. As part of this objective, we acquired Nanodisplay Inc. in October 2005. Nanodisplay is a leading designer of LCoS HDTV technology and we believe that the acquired technology and personnel will contribute significantly to our efforts in the display market. We also intend to enter into a relationship that will provide us with a proprietary light engine technology focused on performance value. The light engine is the optics component that actually projects the image that the chip (Nanodisplay) creates. We believe that it is important that both of these technologies be vertically integrated and co-designed in order to offer the best and most cost-effective complete solution.

In addition we are in various stages of development on two other HDTV initiatives. The first is the design and implementation of a unique backlighting system for large format LCD screens. Through the use of RGB (red, green and blue) LED's we will attempt to replace the current industry standard CCFL (cold cathode florescent light). The expected end result is both extended product life and enhanced visual performance. The ultimate success of this technology is based on the ability to sequentially manage the timing of the independent colored LED's appropriately. We believe that we have a unique understanding of this process as it is used in our patented mobile image scanning devices.

We are also currently investing in the R&D of what we call ITV or intelligent TV. We believe that the step will ultimately become less passive and more interactive. To that end we are working on a host of hardware and software applications that would allow for that interactivity. Our goal is to deliver the hardware component of this technology at a price that would allow for it to be transparently included in new TV's. We also recognize the importance of making the technology seamless and simple to use. Tivo is an example of how the consumer is beginning to accept the idea of greater functionality in their TV.


SALES, DISTRIBUTION AND FULFILLMENT

         We market and distribute our products indirectly through a global network of OEM's, system integrators, value-added resellers and regional distributors.

         We have established relationships with more than 32 channel partners, including leading system vendors, value-added resellers and regional distributors. In addition our products are sold through a variety of retail and web-based channels.

MANUFACTURING

         All of our products are currently manufactured by a subsidiary of Syscan Technology Holdings (STH), the parent company of our majority stockholder. We and STH have established an internal-pricing agreement that is updated on a semi-annual basis. STH serves as the exclusive manufacturer of all current and future image capture products to be produced by us. We believe, for quality control and pricing reasons that this type of relationship is more favorable than could be attained from unaffiliated third-parties. We purchase and provide STH with critical parts and components necessary to manufacture our products.

         STH warrants the products it manufactures for us against defects in material and workmanship for a period of 18 months after the completion of manufacture. After such 18 month period, STH has agreed to provide repair services for the products to us at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products.

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

          We believe that it could take approximately three to six months to secure a third-party manufacturer to supplement STH's manufacturing capabilities and approximately six to twelve months to replace STH as our sole manufacturer. Although we believe that there are a number of third-party manufacturers (other than STH) available to us, there can be no assurances that we would be able to secure another manufacturer on terms favorable to us, or at all, or how long it would take us to secure such manufacturing.

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

PROPRIETARY TECHNOLOGY

         We exploit our proprietary technology, trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain our competitive position. We rely on patent law, copyright law, trade secret laws, secrecy, technical measures, licensee agreements and non-disclosure agreements to protect our technology, trade secrets and other proprietary rights. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business, to maintain a technological advantage over our competitors and to in some cases generate licensing revenue. In this regard, we have obtained patents that directly relate to our products. Our mobile imaging scanning technologies are covered by numerous patents and patent applications owned by us. We currently have 25 issued (granted) patents, 16 of which are U.S. patents and 9 issued in foreign jurisdictions. We currently have 5 pending patents, of which 4 are related to image display technologies and 1 related to image scanning. These patents expire on various dates between 2017 and 2022.

         We require our employees to execute confidentiality and invention assignment agreements in order to protect our proprietary technology and other proprietary rights. We also rely on trade secrets and proprietary know-how to protect our proprietary rights.

RESEARCH AND DEVELOPMENT

         The market for our products and services is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing client requirements. As a result, we believe that our future growth is highly dependent on the timely and efficient introduction of new and updated products and technology. As of December 31, 2005, we employed or directly contracted 14 people in research and development, 4 of whom are located in international locations. Our employees based in overseas facilities extend our global focus while often lowering our overall cost of research and development. To promote efficiency in our research and development efforts, we have organized the effective use of global development teams and a comprehensively integrated development process. In addition, we have developed and refined our time-to-market process, which contributes to cost-effective resource management while promoting technology sharing across programs.

         Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our clients. Our research and development expenses for the twelve months ending December 31, 2005 and the twelve months ended December 31, 2004 were $866,102 and $528,417, respectively. We expect that we will continue to commit significant resources to research and development in the future, specifically with respect to the HDTV market. To date we have not capitalized any research and development expenses and all costs have been expensed as incurred.

INTERNATIONAL OPERATIONS

         Our international operations include research and development, customer support and sales and marketing. Our international research and development is conducted in the US and China. Additionally sales and support offices are located in the US, the Netherlands, Korea and China to support our current international customers and to expand our international revenue opportunities.

         Geographic revenue classification is based on the country in which the sale is invoiced. Revenue for the twelve months ended December 31, 2005 was 87% in North America, 9% in Asia and 4% in the European market. This is compared to the 2004 geographic sales of 96% in North America, 2% in Asia and 2% in Europe.

         Additional financial information relating to foreign and domestic sales and operations for each of the twelve months ended December 31, 2005 and the year ended in the period ended December 31, 2004 is set forth in Note 1, " Geographic Sales and Significant Customers," of the Notes to Consolidated Financial Statements.

COMPETITION

         There are very few companies that have products that directly compete in America, against our page-fed scanner markets. There are however, several companies that sell competitive products in the European market where the enforcement of our patents is considerably more difficult. There is currently no single company that competes with us in all of our product areas. Within Image Display, we will compete with Sony, Samsung, Sharp, Sanyo and LG. Our HDTV products could compete with some of these companies products, however, we intend to enter into OEM and private label relationships with some of those competitors. In addition, there are several smaller vertically positioned companies in the image display technologies that may be competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers. Most of our competitors in each of the markets in which we compete have significantly greater financial, technical and marketing resources than us. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of products than we do.

EMPLOYEES

         As of December 31, 2005, we employed 26 people on a full-time basis, 17 in the United States and 9 internationally. Of the total, 14 were in product research and development, 4 in sales and marketing, 2 in operations and support, and 6 in finance and administration. None of our employees located in the United States or internationally are represented by unions or collective bargaining agreements. We have experienced no work stoppages and believe that our employee relations are good. We have utilized the services of consultants, third-party developers, and other vendors in our sales, development, manufacturing activities and finance and administration functions.

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

         During the year ended December 31, 2005 three of our customers accounted for approximately 66% of total revenues. During the year ended December 31, 2004, three customers accounted collectively for approximately 69% of total revenues. The loss of any of our largest clients could have a material adverse effect on our business.

FOR THE YEAR ENDED DECEMBER 31, 2005 WE SUFFERED A NET LOSS AND WE MAY CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         During the fiscal year ended December 31, 2005, we had an increase in revenues but we sustained an operating loss and cannot be sure that we will again operate profitably in the future. During the fiscal year ended December 31, 2005, our revenues increased by $1.79 million (29.5%) from $6.06 million for the year ended December 31, 2004 to $7.85 million for the year ended December 31, 2005. In addition, we had a net loss of $2,728,464 for the year ended December 31, 2005, as compared to net loss of $179,866 for the year ended December 31, 2004.

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

         We do not have any long-term or exclusive purchase commitments with any of our suppliers. Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain our components and raw materials used in our products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers' orders which could reduce our revenues and adversely affect our relationships with our customers

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE FAIL TO ADAPT TO EMERGING AND EVOLVING MARKETS.

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

         Syscan Imaging Limited, our majority stockholder, and STH its parent company, beneficially own approximately 76.3% of our outstanding common stock. As a result, these entities will have the ability to control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

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

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND RAPIDLY CHANGING, AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY.

         There are a number of companies that develop or may develop products that compete in our targeted markets; however, currently there is no single company that competes with us in all of our product areas. The individual markets in which we compete are highly competitive, and are subject to rapid technological change. Within image capture, we compete directly with Plustek, Mustek and Silitek. Within Image Display, we will compete with Sony, Samsung, Sharp, Sanyo and Phillips. In image scanning, we compete with numerous companies, some of which are our private label partners. In addition, a number of smaller companies in both image scanning and image display technologies are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers. Most of our competitors in each of the markets in which we compete have significantly greater financial, technical and marketing resources than us. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of products than we do.

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

             The SEC has not in the past reviewed our annual or quarterly financial statements. In the event that the SEC determines to review our financial statements the SEC Staff may determine that information contained therein must be modified, removed or amended, in whole or in part, including but not limited to, certain accounting issues and treatments, which could result in the restatement and/or adjustment of our financial statements for the years ended December 31, 2005 and December 31, 2004. In the event we are required to make any such modifications, removals or amendments, including but not limited to, accounting adjustments, reclassifications and/or write-downs of a material amount of our assets, we may be in violation of certain financial covenants under our credit facility, our results of operations for the restated periods could be materially adversely affected and our financial condition could be adversely affected.

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

ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET.

         We are authorized to issue 50,000,000 shares of our common stock. As of April 10, 2006, there were 24,601,096 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants or the conversion of our Series A Preferred Stock. As of March 15, 2006, we had outstanding Series A Preferred Stock, stock options and warrants to purchase approximately 9,985,919 shares of our common stock, the exercise or conversion prices of which range between $0.01 and $2.50 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. Of the reserved shares, a total of 1,810,000 shares are currently reserved for issuance in connection with our 2002 Stock Option Plan, of which options to purchase an aggregate of 1,810,000 shares have been issued under the plan. A significant number of such options and warrants contain provisions for cashless exercise. To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

         In addition to the above-referenced shares of common stock which may be issued without stockholder approval, we have 2,000,000 shares of authorized preferred stock, the terms of which may be fixed by our Board of Directors. We currently have 60,000 shares of Series A Preferred Stock authorized, 16,150 of which are issued and outstanding. While we have no present plans to issue any shares of preferred stock other than the Series A Preferred Stock, our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

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

ITEM 2.     PROPERTIES

         Our corporate headquarters are located at 1772 Technology Drive, San Jose, CA 95110, where we operate under a lease agreement expiring in March 2008. Our offices contain 6,800 square feet of office space and our monthly rental expense is approximately $10,000. We also maintain a sales office in the Netherlands at IJsselburcht 3, Lorentz Building, Suite 201, 6825 BS Arnhem, Netherlands. The lease is on a month-to-month basis at a monthly rate of $480.

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

           Syscan is suing the aforesaid defendants for patent infringement. Specifically, Syscan is claiming that its various A-6 and A-8 mobile scanners sold by defendants in the US have infringed upon Syscan's US Patent No. #6,054,707 (Portable Scanners Capable of Scanning both Opaque and Transparent Materials), #6,275,309 (Lightweight Mobile Scanners), and #6,459,506 (Lightweight Dual-mode Mobile Scanner Powered from a Universal Serial Bus Port). The complaint was filed on May 20, 2003, and claim construction was heard on October 14, 2005. The court rendered a claim construction order on March 27, 2006, and Syscan has filed a motion for reconsideration for certain claim terms construction that are believed to be erroneous. The motion has been set for hearing and oral argument on June 29, 2006.

           Syscan expects to continue this case unless a reasonable settlement from the defendants is offered or a licensing agreement to the satisfaction of Syscan is entered.

            Other than as disclosed above, we are not a party to any material legal proceedings. We from time to time experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended December 31, 2005.

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

         The following chart sets forth the high and low bid prices for each quarter during the fiscal years ended December 31, 2004 and 2005, respectively. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

                                                  HIGH              LOW
                                                  ----              ---

                 2004 BY QUARTER
                 January 1 - March 31            $   4.20        $   0.70
                 April 1 - June 30               $   4.75        $   1.10
                 July 1 - September 30           $   4.26        $   1.40
                 October 1 - December 31         $   4.10        $   2.05

                 2005 BY QUARTER
                 January 1 - March 31            $   3.25        $   1.20
                 April 1 - June 30               $   1.30        $   0.53
                 July 1 - September 30           $   1.15        $   0.30
                 October 1 - December 31         $   0.98        $   0.35


         On April 10, 2006, the closing sale price for shares of our common stock in the over-the-counter market, as reported by NASD's OTCBB was $0.65.

         No prediction can be made as to the effect, if any, that future sales of shares of our common stock or the availability of our common stock for future sale will have on the market price of our common stock prevailing from time-to-time. Sales of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock.

RECORD HOLDERS. As of April 10, 2006, there were 359 record holders of our common stock. As of April 10, 2006, there were 24,601,096 shares of common stock issued and outstanding.

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


                      EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------- --------------------- --------------------- ------------------------
                                                     Number of          Weighted average     Number of securities
                                                  securities to be     exercise price of      remaining available
                                                    issued upon           outstanding         for future issuance
                                                    exercise of        options, warrants         under equity
                                                    outstanding            and rights         compensation plans
                                                 options, warrants                           (excluding securities
                                                     and rights                               reflected in column
                                                        (a)                    (b)               (a))   (c)
----------------------------------------------- --------------------- --------------------- ------------------------
Equity compensation plans approved                     200,000               $2.00                 -0-
by security holders
----------------------------------------------- --------------------- --------------------- ------------------------
Equity compensation plans not                         7,129,000             $0.857                990,000
approved by security holders
----------------------------------------------- --------------------- --------------------- ------------------------
         Total                                        7,329,000             $0.888                990,000
----------------------------------------------- --------------------- --------------------- ------------------------



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

         On October 24, 2005, we issued an aggregate of 500,000 shares of our common stock to the former shareholders of Nanodisplay, Inc., a California corporation, in connection with an Agreement and Plan of Merger and Reorganization by and among us, Nano Acquisition Corp. (our wholly-owned subsidiary), Nanodisplay, Inc. and the shareholders of Nanodisplay, Inc., pursuant to which we acquired all of the issued and outstanding capital stock of Nanodisplay, Inc.


ISSUER REPURCHASES OF EQUITY SECURITIES

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

 Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Syscan Imaging, Inc.'s (the "Company") financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

     o Overview. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
     o Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.
     o Results of operations. This section provides an analysis of our results of operations for the years ended December 31, 2005 compared to the same periods in 2004. A brief description is provided of transactions and events, including related party transactions that impact the comparability of the results being analyzed.
     o Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2005.

The following management's discussion and analysis should be read in conjunction with our consolidated audited financial statements for the fiscal years ended December 31, 2005 and 2004 and related notes to those financial statements.

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

We are in the business of developing, designing and delivering imaging technology solutions. We currently have 14 issued patents held by us, all of which are U.S. patents. Our technology is also covered by 5 issued patents in Taiwan. We also have 5 patent applications currently pending with the US Patent & Trademark Office, 3 of which relate to image display technology and 2 of which relate to image scanning. Our approach to research and development (R&D) is focused on creating new deliverable and marketable technologies. We sell our products to clients throughout the world, including the United States, Canada, Europe, South America, Australia and Asia. We intend to expand our business and product offerings into the much larger image display market where we intend to leverage our experience and expertise. We also believe that we may benefit from a level of transfer of technologies from image capture to image display.

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

Our strategy is to expand our image capture product line and technology while leveraging our assets in other areas of the imaging industry. We are actively shipping six categories of image capture products under several "house brands" or their OEM counterparts versus five categories in 2004. The introduction of the A4 duplex scanners (DocketPORT) in the third quarter created a broader base of products. This new category quickly contributed over 7% of unit sales in 2005, despite its mid-year introduction. The A4 simplex scanner (TravelScan) category represented approximately 19% of our sales during the year ended December 31, 2005, a decrease from 2004 (21%) of approximately 2%. The A6 simplex scanners that are widely used for capturing images of bank checks, drivers licenses and various identification cards, represented the largest unit sales in 2005 at 54%. This represented an increase of 8.1% over 2004 unit sales. The A5 security document scanner experienced a 3% increase in unit sales in 2005 to 3% from less than 1% in 2004. Our fifth scanner product category, representing approximately 15% of our sales ending the 12 months ended December 31, 2005, is the A8 business card reader scanner. In 2004 the A8 scanner category represented approximately 21% of our sales, so we experienced a net reduction in this category of 6%.

In addition to the finished scanner product line, we also design, configure and sell the Contact Image Sensor (CIS) Modules that we use in our products separately as an OEM component to manufacturers. This CIS business represented approximately 5% of our overall sales during 2005, a decrease of 5% from the previous year (2004 - 10%).

We intend to expand our image capture product line with 7 new products in 2006. These new products are being introduced as both Syscan branded and OEM/ VAR branded products launch. Many of these new scanners are being driven by increased market demand for faster and easier-to-use products. They will also concentrate more on the identity-security and financial transaction market needs.

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

While we continue to grow our presence in image capture technology, we have begun creating, through acquisition and research and development, new technology solutions for the substantially larger, image display market. More specifically we are creating products and technologies to accent and enhance the HDTV television market. Our first image display product is expected to be available for delivery during the first quarter of 2007. We believe that these HDTV products will provide advanced image quality at a highly competitive price point, creating a value point product.

In addition to future products and technologies in various stages of research and development, one of our objectives is to acquire companies in the image capture and display industry that could compliment our business model, improve our competitive positioning and expand our offerings to the marketplace, all of which there can be no assurance. In identifying potential acquisition candidates we will seek to acquire companies with varied distribution channels, rich intellectual property (IP) and high caliber engineering personnel.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

         We present accounts receivable, net of allowances for doubtful accounts, to ensure accounts receivable are not overstated due to un-collectibility. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In the event that our trade receivables became uncollectible after exhausting all available means of collection, we would be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The effect of this entry would be a charge to income, thereby reducing our net profit. Although we consider the likelihood of this occurrence to be remote based on past history and the current status of our accounts, there is a possibility of this occurrence.

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

INTANGIBLE AND LONG-LIVED ASSETS

         We evaluate our intangible assets and long-lived assets, which represent goodwill, long-term investments, and fixed assets, for impairment annually and when circumstances indicate the carrying value of an asset may not be recoverable. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value would be charged to operations. We do not believe any impairment exists for any of these types of assets as of December 31, 2005. INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS" No. 109), "Accounting for Income Taxes," whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

CONTINGENCIES

         Currently, there are no outstanding legal proceedings or claims, other than that disclosed in Note 7 of the Consolidated Financial Statements. The outcomes of potential legal proceedings and claims brought against us are subject to significant uncertainty. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or results of operations.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

The Company accounts for its 5% Series A Convertible Preferred Stock pursuant to SFAS 133 and EITF Abstract No. 00-19. Accordingly, the embedded conversion feature associated with the 5% Convertible Preferred Stock and the warrants issued to the 5% Convertible Preferred Stock purchasers have been determined to be derivative instruments. The fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 5% Convertible Preferred Stock. Such discount is being accreted from the date of issuance to the redemption date of the 5% Convertible Preferred Stock. The change in the fair value of the liability for derivative contracts is calculated at each balance sheet date and the change is credited to other income/(expense) in the consolidated statements of operations.

The 5% Convertible Preferred Stock is Mandatorily Redeemable Preferred Stock as defined by SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and would also qualify as "Preferred Stocks Subject to Mandatory Redemption Requirements or Whose Redemption is Outside the Control of the Issuer" as defined by Accounting Series Release ("ASR") No. 268 - "Redeemable Preferred Stocks". The conversion feature associated with the 5% Convertible Preferred Stock is not a non-substantive or minimal feature and therefore the provisions of ASR No. 268 have been applied in classifying the 5% Convertible Preferred Stock separate from stockholders' equity.


RESULTS OF OPERATIONS - Twelve months ended December 31, 2005 compared to December 31, 2004

REVENUE

During the fiscal year ended December 31, 2005, our revenues increased by $1.79 million (29.5%) from $6.06 million for the year ended December 31, 2004 to $7.85 million for the year ended December 31, 2005.

Scanner products and imaging modules comprised approximately 99% of our revenues during each of these periods. Our revenue mix has been gradually trending towards the Value Added Reseller (VAR) and small office home office (SOHO) markets, which is a result of our efforts to appeal to customers in these sales channels. During the year ended December 31, 2005 four of our customers accounted for approximately 79% of total revenues. During the year ended December 31, 2004, these same four customers accounted collectively for approximately 78% of total revenues. The loss of any of our largest clients could have a material adverse effect on our business.

COST OF SALES

         Cost of goods sold (COGS) includes all direct costs related to the transfer of scanners, imaging modules and services related to the delivery of those items manufactured in China. A relatively small percentage (< 2%) of COGS is due to engineering services and (< 6%) of COGS is due to software royalties paid by us. COGS was approximately 63.6% for the year ended December 31, 2005 compared to 68.8% for the same period in 2004. COGS decreased as a percentage of revenues for the year ended December 31, 2005 as compared to the same period in 2004 primarily as a result of greater gross margins and better pricing elasticity than projected. We anticipate that our COGS may remain at the current level during 2006 as a result of "flat" unit sales prices and stable material costs.

GROSS PROFIT

         Gross profit increased to $2,859,389 or 31.2% of net revenues for the year ended December 31, 2005 from $1,890,681 or 51.2% of net revenues for the same period in 2004. This increase in gross profit is primarily a result of increased revenue and increased margins realized with our new products. We anticipate that our gross profit margins may continue to increase during 2006, as we discontinue older and less-profitable products.

SELLING AND MARKETING

         Selling and marketing expenses include payroll, employee benefits and other costs associated with sales, marketing and account management personnel. Other direct selling and marketing costs include market development funds and promotions (retail channels only), tradeshows, website support costs, warehousing, logistics and certain sales representative fees. Selling and marketing expenses increased to $951,990 for the year ended December 31, 2005 from $745,557 for the same period in 2004, an increase of $206,433 or approximately 27.7%. The increase during the year ended December 31, 2005 is primarily attributable to changes in staffing and marketing activities related to the display imaging group and the addition of direct sales personnel in Europe and Asia.

GENERAL AND ADMINISTRATIVE

         General and administrative costs include accounting, legal, administrative personnel and other headcount-related costs associated with the facilities and certain human resources, as well as other professional and administrative fees. General and administrative expenses increased to $1,511,252 for the year ended December 31, 2005 from $824,286 for the same period in fiscal 2004, an increase of $686,966 or approximately 83.3%. The increase for the year ended December 31, 2005 is primarily attributable to the additional cost of outside fees incurred in connection with our public listing compliance expenses costs incurred related to our image display subsidiary.

Research and Development (R&D) costs include payroll, employee benefits, and other headcount-related costs associated with the product design, development, compliance testing, documentation and transition to production. R&D expenses increased to $866,102 for the year ended December 31, 2005 from $528,417 for the same period in fiscal 2004, an increase of $337,685 or approximately 64%. This significant increase for the year ended December 31, 2005 is primarily attributable to engineering staff and expenditures for the image display products. We believe that this investment is necessary to establish a strong intellectual property (IP) position within this highly competitive market.

OTHER INCOME (EXPENSE)

         Our other income (expense) for the year ended December 31, 2005 was ($2,255,277) compared to $28,513 during the same period of 2004.

Other expense for 2005 consisted mainly of the following items:

(i) Stock-based compensation cost of $2,812,000 represents a non-cash charge to our statement of operations as a result of granting certain options to certain consultants, executive officers and key employees at less than the fair market value on the date of grant.

(ii) Change in fair value of derivative instruments of ($1,112,005) represent the a non-cash entry for the change in the fair value of the Company's 5% Series A Preferred Stock (derivative instrument) from the acquisition date to December 31, 2005.

(iii) In connection with the sale of the Company's 5% Series A Convertible Preferred Stock, the paid issuance costs of $236,500 and recorded a non-cash charge for the fair value of 186,500 warrants issued to the placement agent for the sale of the preferred stock. The fair value of these warrants totaled $290,000. Total issuance costs of $526,500 were charged to other expense during 2005.

Other income in 2004 primarily consisted of the sale of certain inventory items previously considered not-sellable.

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

         Net loss available to common stockholders for the year ended December 31, 2005 was $3,273,899 versus net loss of $179,866 during the same period in 2004. The increase in net loss was primarily the result of (i) costs incurred and non-cash accounting entries in connection with the sale of our 5% Series A Preferred Stock and. (ii) compensatory cost recorded for the grant of stock options at less than fair market value.

RELATED PARTY TRANSACTIONS

         We purchase significantly all of our finished scanner imaging products from the parent company of our majority stockholder, Syscan Technology Holdings Limited ("STH"). Our Chairman and CEO, Darwin Hu, was formerly the CEO of STH, and beneficially owns approximately 5.33% of the issued and outstanding capital stock of STH. The following is a summary of significant related party transactions, which were carried out in the normal course of the Company's business, during the years ended December 31, 2005 and 2004:

The following is a summary of significant related party purchases from entities that are wholly-owned subsidiaries of STH. The transactions were carried out in the normal course of our business.

                                                    2005             2004
                                                ------------     ------------

SYSCAN Intervision Limited, a wholly-owned
subsidiary of STH (purchases)                      $4.915M           $3.825M

                                                ============    =============

SYSCAN Optoelectronics Technology
(Shenzhen) Company Limited, a wholly-owned
subsidiary of STH (purchases)                           --           $0.520M

                                                ============     ============

AMOUNTS DUE TO/FROM RELATED PARTIES ARE UNSECURED, INTEREST-FREE AND REPAYABLE ON DEMAND AND CONSISTED OF THE FOLLOWING:


Due from STH                                           $      345,998

Due from Majority Stockholder
                                                              100,000

Due from various subsidiaries
  wholly-owned by STH                                       1,956,522
                                                      ----------------
                                                       $    2,402,520
                                                      ================








LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $1.4M as of December 31, 2005 compared to approximately $686K as of December 31, 2004, an increase of approximately 104%. Working capital at December 31, 2005 was approximately $4.6M as compared to approximately $3.7M at December 31, 2004, an increase of approximately 24%. The increase in cash and working capital is primarily attributable cash received in connection with the sale of our 5% Series A Preferred stock, better cash-flow management and inventory "turn" time.

Operating Activities. Net cash flows used in operating activities was $241,394 and $382,036 for the years ended December 31, 2005 and 2004, respectively. Net cash used in operating activities for 2005 primarily reflects net loss adjusted by (i) non-cash accounting entries in connection with the sale of our 5% Series A Preferred Stock, (ii) increases in inventory levels as we built up inventories to respond to forecasted demand for our products from the prior year's fourth quarter, and (iii) increase in sales over the prior year.

 Net cash used in operating activities for 2004 primarily reflects net loss adjusted for a reversal of provision for slow-moving inventories by a decrease in trade receivables resulting from cash collections and increases in inventory levels as we built up inventories to respond to forecasted demand for our products from the prior year's fourth quarter.

Investing Activities. Net cash flows used in investing activities for 2005 primarily consisted of cash paid for capital expenditures and the acquisition of a subsidiary. Cash flows from investing activities in 2004 were minimal.

Financing Activities. Net cash flows provided by financing activities for 2005 primarily consisted of $1,865,000 cash received from the sale of our 5% Series A Convertible Preferred Stock. Other cash flows from financing activities for 2005 and 200 consisted of advances / repayments under our line of credit totaling to fund working capital and funds advanced under a letter(s) of credit for goods shipped on account. For both periods presented, advances to and/or repayments from related party receivables and payables were made in the ordinary course of business.

We have financed our activities primarily with cash flows from operations, borrowings under our credit facilities, and the sale of our 5% Series A Convertible Preferred Stock. We have a $2,500,000 bank line of credit, which bears interest at prime plus .5%, which is secured by all of our general business assets. The subject bank line of credit had $1,486,964 available for use as of December 31, 2005. In order to implement our growth strategy and expansion into the image display area, additional funds will be required. Our plans for the next twelve months include continuing to increase our presence in the image capture market, heavily investing our resources into the image display market and adding future products and technologies to our current product offerings. Additionally, we intend to seek to identify acquisition candidates in the image capture and display industry that we believe could compliment our business model, improve our competitive positioning and expand our offerings to the marketplace, of which there can be no assurance. In identifying potential acquisition candidates, we will seek to acquire companies with varied distribution channels, rich intellectual property (IP) and high caliber engineering personnel.

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


CONCENTRATION OF CREDIT RISK

Concentration of credit risk for cash held at banks. We maintain cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2005, the Company had consolidated balances of approximately $920,000, which were not guaranteed by FDIC. The Company has not experienced any losses in such accounts and believes the exposure is minimal.

Concentration of credit risk due to geographic sales and significant customers. We operate in a single industry segment - scanner and fax modules. We market our products in the United States, Europe and the Asia Pacific region through our sales personnel and independent sales representatives.

Our geographic sales as a percent of total revenue were as follows for the years ended December 31st :

                                         2005               2004
                                     ---------------    --------------
United States                            87%               96%
Asia Pacific                              9%                2%
Europe and others                         4%                2%

Sales to major customers as a percentage of total revenues were as follows for the years ended December 31st :

                                      2005               2004
                                 ----------------    --------------
Customer A                             33%                38%
Customer B                             18%                16%
Customer C                             16%                15%
Customer D                             12%                9%






Concentration of credit risk due to accounts receivable. Financial instruments that potentially subject us to a concentration of credit risk consist primarily of trade receivables. Our customers are concentrated in the industrial/consumer electronics channels and with major original equipment manufacturers. As of December 31, 2005 and 2004, the concentration was approximately 92.5% (3 customers) and 93.8% (3 customers), respectively. The loss of any of these customers could have a material adverse effect on our results of operations, financial position and cash flows.

Concentration of credit risk due to significant vendors. For each of the years ended December 31, 2005 and 2004, our purchases have primarily been concentrated with the wholly-owned subsidiary of our majority stockholder. If this vendor was unable to provide materials in a timely manner and we were unable to find alternative vendors, our business, operating results and financial condition would be materially adversely affected.

Concentration of credit risk due to product sales. We had 3 different product categories in 2005 and 4 different products in 2004 that each accounted for more than 10% of sales. If any of these products were to become obsolete or unmarketable and we were unable to successfully develop and market alternative products, our business, operating results and financial condition could be adversely affected

   OFF-BALANCE SHEET ARRANGEMENTS

          We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

   CONTRACTUAL OBLIGATIONS

Our Contractual Obligations and Commercial Commitments are detailed below:


---------------------------- ------------------------------------------------------------------------------------
                                                           Payments Due by Period

        Contractual
        Obligations
---------------------------- ------------------------------------------------------------------------------------
                                                     Less
                                                    Than 1               1-3             4 - 5         After 5
                                   Total             Year               Years            Years          Years
---------------------------- --------------- ------------------ ------------------- ------------- ---------------
Line / letter of credit (1)      $2,500,000       $2,500,000              --             --               --
---------------------------- --------------- ------------------ ------------------- ------------- ---------------
Operating Leases ((2))             $274,000         $139,000          $135,000           --               --
---------------------------- --------------- ------------------ ------------------- ------------- ---------------
Total Cash Contractual
Obligations
                                 $2,774,000       $2,639,000          $135,000           --               --
---------------------------- --------------- ------------------ ------------------- ------------- ---------------

(1) LINE OF CREDIT / letter of credit - We have a line of credit to borrow up to $2,500,000, bearing interest at the rate of prime (7.25% at December 31, 2005) plus 0.5%, (7.25% at December 31, 2005) and secured by all of our assets. Interest payments are due monthly and all unpaid interest and principal is due in full on October 30, 2006. Upon certain events of defaults as more fully described in the agreement, the default variable interest rate increases to prime plus 5.5%. We had $1,486,964 available for use at December 31, 2005. We issue letters of credit in the normal course of business. The total amount available can never be more than the face amount of all advances under bank line of credit or letters of credit outstanding.


(2) OPERATING LEASES - We are committed under various non-cancelable operating leases which expire through November 2007. Future minimum rental commitments are as follows: 2006-$139,000 and 2007-$135,000. Rent expense charged to operations was approximately $131,000 for 2005 (2004: $99,000).

 ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Consolidated Financial Statements and Notes thereto and the report of Clancy and Co., P.L.L.C., our independent registered public accounting firm, are set forth on pages F-1 through F-18 of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE.

ITEM 8A - CONTROLS AND PROCEDURES

         Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

         There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B -  OTHER INFORMATION

None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


         The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions with us held by each person and the date such person became a director or executive officer.

         Our directors and executive officers are as follows:

-------------------------- ----------------------- ------- -----------------------------------------------
NAME                       YEAR FIRST ELECTED AS    AGE    POSITION(S) HELD
                           AN OFFICER OR DIRECTOR
-------------------------- ----------------------- ------- -----------------------------------------------
-------------------------- ----------------------- ------- -----------------------------------------------
Darwin Hu                           2004             53    President, Chief Executive Officer and
                                                           Chairman
-------------------------- ----------------------- ------- -----------------------------------------------
-------------------------- ----------------------- ------- -----------------------------------------------
William Hawkins                     2004             50    Chief Operating Officer, Acting Chief
                                                           Financial Officer and Secretary
-------------------------- ----------------------- ------- -----------------------------------------------
-------------------------- ----------------------- ------- -----------------------------------------------
David Clark                         2004             37    Senior Vice President of Business Development
                                                           and Director
-------------------------- ----------------------- ------- -----------------------------------------------
-------------------------- ----------------------- ------- -----------------------------------------------
Peter Mor                           2004             56    Director
-------------------------- ----------------------- ------- -----------------------------------------------
-------------------------- ----------------------- ------- -----------------------------------------------
Lawrence Liang                      2004             70    Director
-------------------------- ----------------------- ------- -----------------------------------------------

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

WILLIAM HAWKINS became our Chief Operating Officer and Secretary on April 2, 2004, in connection with our acquisition of Syscan, Inc. On April 1, 2005 he became our interim Chief Financial Officer, after the departure of our former CFO. Mr. Hawkins has held various management positions at Syscan, Inc., the Company's wholly-owned subsidiary, since 1999, including V.P. of Sales and Marketing, President and General Manager Syscan Imaging Group. Prior thereto, Mr. Hawkins' product focus has been primarily in the imaging systems and computer peripheral markets, including senior positions with General Electric
(UK), Kaman Aerospace, British Aerospace Engineering, Gartner Research and Per Scholas. Mr. Hawkins received a bachelor's degree in physics from the University of Maryland in 1978 and an MBA from Johns Hopkins University in Management of Technology Concentration (MOT).

DAVID CLARK has been our Senior Vice President of Business Development and a director since July 15, 2004,. In July 2005, Mr. Clark was appointed President of Sysview Technology Inc., our wholly owned subsidiary. From October, 2003 to July, 2004 Mr. Clark was President of Nautical Vision, Inc. a market specific image display company where he created and implemented the company's business plan which involved product sourcing, sales and marketing and general management. From June, 2001 to October, 2003 Mr. Clark actively invested in and consulted to a diverse group of companies in addition to being involved in residential development. Mr. Clark was President and CEO of Homebytes.com from November, 1998 to May of 2001, where he was primarily responsible for raising in excess of twenty five million dollars in funding from investors including America Online, FBR Technology Venture Partners, PNC Bank, and Bank of America, as well as being instrumental in the acquisition of a key competitor of Homebytes.com. Prior thereto Mr. Clark was the head of distribution and a director of Take Two Interactive (NASDAQ:TTWO) which was a result of TTWO's acquisition of Inventory Management Systems, Inc. (I.M.S.I.), of which Mr. Clark was a co-founder and President. Prior to founding I.M.S.I., Mr. Clark held various management positions with Acclaim Entertainment (NASDAQ:AKLM), and the Imagesoft division of SONY Music (NYSE:SNE). Mr. Clark received a B.S. in Business from the State University of New York at Binghamton in 1990.

PETER MOR has been a director since April 2, 2004. Mr. Mor has been the Senior Vice President of Engineering & Operations of Focus Enhancements since February 1, 2005. Prior to joining Focus Enhancements, Mr. Mor served as a Vice President of Engineering of SONY Corp. from July 23, 1999 to January 31, 2005 where he was responsible for research and development of SONY's VAIO Notebook and Desktop PCs, accessories and web based network services. Prior thereto, Mr. Mor has extensive experience in engineering, operations and manufacturing, as well as off-shore manufacturing, international outsourcing and procurement and ODM management. Prior to joining SONY Corp., since 1980 Mr. Mor held various senior positions with AMAX Engineering, AVR Technologies, Fujitsu Computer Products of America, XEROX and QUME. Mr. Mor holds a master's degree in Computer Science from the University of Oregon and a bachelor's degree in Electrical Engineering from National Cheng-Kung University, Taiwan.

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

BOARD COMMITTEES

         Our board of directors does not currently have any standing committees. We intend to establish an audit committee which we expect will be comprised of a majority of independent directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the "reporting persons") file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2005, we believe all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

CODE OF ETHICS

         Our board of directors has adopted a Code of Ethics which is applicable to our chief executive officer, senior financial officers and members of our board of directors, including our principal executive officer and principal financial officer, principal accounting officer or controller, or other persons performing similar functions.

            Any amendment of our Code of Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer and controller, principal accounting officer, directors or persons performing similar functions will be disclosed on our website within 5 days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed. A copy of our Code of Ethics has been previously filed as Exhibit 14 to our Form 10-KSB for the year ended December 31, 2004.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the fiscal years ended December 31, 2003, 2004 and 2005: (i) individuals who served as, or acted in the capacity of, our principal executive officer for the fiscal year ended December 31, 2005; and (ii) our other most highly compensated executive officers, who together with the principal executive officer are our most highly compensated officers whose salary and bonus exceeded $100,000 with respect to the fiscal years ended December 31, 2005, 2004 and 2003 and who were employed by us at the end of fiscal year 2005.

                           SUMMARY COMPENSATION TABLE*

                                                                                              LONG TERM COMPENSATION
                                                                                              ----------------------
                                               ANNUAL COMPENSATION                    AWARDS                        PAYOUTS
                                               -------------------                    ------                        -------

NAME AND PRINCIPAL POSITION      YEAR      SALARY     BONUS    OTHER ANNUAL    RESTRICTED    SECURITIES       LTIP       ALL OTHER
                                                               COMPENSATION      STOCK       UNDERLYING     PAYOUTS    COMPENSATION
                                                                                AWARD(S)    OPTIONS/SARS
-----------------------------------------------------------------------------------------------------------------------------------
                                            ($)        ($)         ($)            ($)           (#)            ($)          ($)

 Darwin Hu, Chief Executive      2005     200,000       --          --            --        1,500,000(1)        --             --
 Officer and Chairman.

                                 2004     200,000       --          --            --             --             --             --
                                 2003     200,000       --          --            --             --             --             --

 William Hawkins                 2005     160,000       --          --            --        1,000,000(2)        --             --
 Chief Operating Officer,
 Acting Chief Financial
 Officer and Secretary.
                                 2004     160,000       --          --            --             --             --             --
                                 2003     160,000       --          --            --             --             --             --

 David Clark                     2005     150,000       --          --            --         800,000(3)         --           --
 Senior Vice President of        2004      68,750
 Business Development .

                                                        --          --            --             --             --           --

-------------------------
* Salary reflects total compensation paid to these executives (both before and after the merger described in Item 1).

(1) As of the date hereof, 1,000,000 of such options have vested.
(2) As of the date hereof, 666,667 of such options have vested.
(3) As of the date hereof, 533,333 of such options have vested.

                          OPTION GRANTS IN FISCAL 2005

     The following table sets forth certain information regarding stock options held as of December 31, 2005 by the named executive officers.


                                                   Number of
                                                   Securities   % of Total Granted
                                                   Underlying     to Employees in       Exercise      Expiration
                                                    Options         Fiscal Year       Price ($/Sh)       Date
Name and Principal Position                         Granted
-----------------------------------------------------------------------------------------------------------------
Darwin Hu                                          1,500,000           35.4%              $.01         April 26,
   President and Chief Executive Officer                                                                 2012

William Hawkins                                    1,000,000           16.4%              $.01         April 26,
   Chief Operating Officer, Acting Chief                                                                 2012
   Financial Officer and Secretary

David Clark                                         800,000            18.9%              $.01         April 26,
   Senior Vice President of                                                                              2012
   Business Development





                                AGGREGATE OPTIONS EXERCISEABLE IN LAST FISCAL YEAR
                                         AND FISCAL YEAR END OPTION VALUES

                                                      Number of Securities              Value of Unexercised
                                                     Underlying Unexercised             In-the-Money Options
                                                  Options at December 31, 2005        at December 31, 2005 (1)
                                                  ----------------------------        ------------------------
Name and Principal Position                      Exercisable     Unexercisable     Exercisable     Unexercisable
---------------------------                      -----------     -------------     -----------     -------------
Darwin Hu                                          500,000         1,560,000      $    320,000   $      640,000
   President, Chief Executive Officer
   and Chairman of the Board


William Hawkins                                    333,333         1,026,666      $     213,333  $      426,666
   Chief operating Officer, Acting Chief
Financial Officer and Secretary.

David Clark                                        266,666          933,334       $    170,666   $     341,333
   Vice President of Business Development

----------------------------------------------- --------------- ----------------- -------------- ------------------

(1)      As of December 31, 2005, the market value of a share of common stock was $0.65.

     No shares were exercised by named executive officers in fiscal year ended December 31, 2005.

         As of December 31, 2005, options to purchase a total of 2,210,000 shares of common stock were granted under our 2002 Amended and Restated Stock option Plan, at exercise prices of $0.65 to $2.00 per share. One-fourth of the options granted vest on the first anniversary, one-fourth of the options granted vest on the second anniversary, one-fourth of the options granted vest on the third anniversary and one-fourth of the options vest on the fourth anniversary. The options expire on the ten year anniversary of their grant date.

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

EMPLOYMENT AGREEMENTS


         In April 2005, we entered into an employment agreement with Mr. Darwin Hu pursuant to which he will serve as our President and Chief Executive Officer. The agreement provides for an initial term of three years, an annual salary to Mr. Hu of $200,000 and an annual bonus to be determined by our board of directors. In connection with the agreement, Mr. Hu was issued non-qualified options to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.01 per share. One-third of the options vested immediately upon the execution of the employment agreement, one-third shall vest on April 3, 2006 and one-third shall vest on April 2, 2007. The agreement also provides for the executive's ability to participate in our health insurance program. In the event that Mr. Hu's employment is terminated other than with good cause, he will receive a payment of the lesser of his then remaining salary due pursuant to the employment agreement or six months of base salary at his then current annual salary.

         In April 2005, we entered into an employment agreement with Mr. William Hawkins pursuant to which he will serve as our Chief Operating Officer. The agreement provides an initial term of three years, an annual salary to Mr. Hawkins of $160,000 and an annual bonus to be determined by our board of directors. In connection with the agreement, Mr. Hawkins was issued non-qualified options to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.01 per share. One-third of the options vested immediately upon the execution of the employment agreement, one-third shall vest on April 3, 2006 and one-third shall vest on April 2, 2007. The agreement also provides for the executive's ability to participate in our health insurance program. In the event that Mr. Hawkins' employment is terminated other than with good cause, he will receive a payment of the lesser of his then remaining salary due pursuant to the employment agreement or six months of base salary at his then current annual salary.

         In April 2005, we entered into an employment agreement with Mr. David Clark pursuant to which he will serve as our Senior Vice President of Business Development. The agreement provides for an initial term of three years, an annual salary to Mr. Clark of $150,000 and an annual bonus to be determined by our board of directors. In connection with the agreement, Mr. Clark was issued non-qualified options to purchase up to 800,000 shares of our common stock at an exercise price of $0.01 per share. One-third of the options vested immediately upon the execution of the employment agreement, one-third shall vest on April 3, 2006 and one-third shall vest on April 2, 2007. The agreement also provides for the executive's ability to participate in our health insurance program. In the event that Mr. Clark's employment is terminated other than with good cause, he will receive a payment of the lesser of his then remaining salary due pursuant to the employment agreement or six months of base salary at his then current annual salary.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 10, 2006, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them. As of April 10, 2006 there were 24,601,096 shares of our common stock outstanding.


NAME AND ADDRESS OF BENEFICIAL OWNER(1)       NUMBER OF COMMON SHARES       PERCENTAGE OF COMMON SHARES
                                               BENEFICIALLY OWNED(2)             BENEFICIALLY OWNED

Darwin Hu (3)                                         1,000,000                         3.9%
William Hawkins (4)                                     666,667                         2.6%
David Clark (5)                                         583,333                         2.3%
Peter Mor (6)                                               -0-                            -
Lawrence Liang (6)                                          -0-                            -
Syscan Imaging Limited(7)                            18,773,514                        76.3%
All Directors and Officers as a group
 (5 persons) (3)-(6)                                  2,250,000                         8.3%
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

(3) Includes 1,000,000 shares of common stock issuable upon the exercise of options issued to Mr. Hu in connection with his employment agreement with us. Does not include 560,000 shares issuable upon the exercise of options granted pursuant to the Company's Amended and Restated 2002 Stock Option Plan, 420,000 of which are not exercisable within 60 days of the date hereof and all of which are subject to stockholder approval of the Amended and Restated Stock Option Plan under which such options were issued. Also does not include 500,000 shares underlying options issued to Mr. Hu in connection with the execution of his employment agreement with us, which are not exercisable within 60 days of the date hereof. Mr. Hu also disclaims beneficial ownership of any shares of common stock held by Syscan Imaging Limited, our majority-stockholder, of which Mr. Hu is a director.

(4) Includes 666,667 shares of common stock issuable upon the exercise of options issued to Mr. Hawkins in connection with his employment agreement with us. Does not include 360,000 shares issuable upon the exercise of options granted pursuant to the Company's Amended and Restated 2002 Stock Option Plan, 270,000 of which are not exercisable within 60 days of the date hereof and all of which are subject to stockholder approval of the Amended and Restated Stock Option Plan under which such options were issued. Also does not include 333,333 shares underlying options issued to Mr. Hawkins in connection with the execution of his employment agreement with us, which are not exercisable within 60 days of the date hereof.




(5) Includes 50,000 shares of common stock and 533,333 shares of common stock issuable upon the exercise of options issued to Mr. Clark in connection with his employment agreement with us. Does not include 400,000 shares issuable upon the exercise of options granted pursuant to the Company's Amended and Restated 2002 Stock Option Plan, 300,000 of which are not exercisable within 60 days of the date hereof and all of which are subject to stockholder approval of the Amended and Restated Stock Option Plan under which such options were issued. Also does not include 266,667 shares underlying options issued to Mr. Clark in connection with the execution of his employment agreement with us, which are not exercisable within 60 days of the date hereof.

(6) Does not include 80,000 shares issuable upon the exercise of options granted pursuant to the Company's Amended and Restated 2002 Stock Option Plan, 60,000 of which are not exercisable within 60 days of the date hereof and all of which are subject to stockholders approval of the Amended and Restated Stock Option Plan under which such options were issued.

(7) The sole shareholder of Syscan Imaging Limited is Syscan Technology Holdings Limited, a publicly-held company whose shares are listed on The Growth Enterprise Market of The Stock Exchange of Hong Kong Limited. The address for Syscan Imaging Limited is Unit 808, 8th floor, K. Wah Centre, 191 Java Road, North Point Hong Kong.


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

         We purchase significantly all of our finished scanner imaging products from the parent company of our majority stockholder, Syscan Technology Holdings Limited ("STH"). Our Chairman and CEO, Darwin Hu, was formerly the CEO of STH, and beneficially owns approximately 5.33% of the issued and outstanding capital stock of STH. The following is a summary of significant related party transactions, which were carried out in the normal course of the Company's business, during the years ended December 31, 2005 and 2004:

THE FOLLOWING IS A SUMMARY OF SIGNIFICANT RELATED PARTY PURCHASE TRANSACTIONS, WHICH WERE CARRIED OUT IN THE NORMAL COURSE OF THE COMPANY'S BUSINESS:



                                                     2005               2004
                                               --------------    -------------

SYSCAN Intervision Limited, a wholly-owned         $4.915M         $3.825M
subsidiary of STH (purchases)
                                               ===============   =============

SYSCAN Optoelectronics Technology                  --              $0.520M
(Shenzhen) Company Limited, a
wholly-owned subsidiary of STH (purchases)
                                               ===============   =============

AMOUNTS DUE TO/FROM RELATED PARTIES ARE UNSECURED, INTEREST-FREE AND REPAYABLE ON DEMAND AND CONSISTED OF THE FOLLOWING:




Due from STH                                                    $      345,998

Due from Majority Stockholder
                                                                       100,000

Due from various subsidiaries wholly-owned by STH                    1,956,522
                                                              -----------------
                                                               $     2,402,520
                                                              =================




         In April 2005 we entered into employment agreements with each of Darwin Hu, our Chief Executive Officer, William Hawkins, our Chief Operating Officer and Acting Chief Financial Officer, and David Clark, our Senior Vice President of Business Development. In connection therewith we granted options to each of Messrs. Hu, Hawkins and Clark to purchase 1,500,000, 1,000,000 and 800,000 shares of our common stock, respectively, at an exercise price of $0.01 per share. Such options shall vest one-third on the execution date of the employment agreement, one-third on April 3, 2006 and one-third on April 2, 2007. Pursuant to such employment agreements, each of Messrs. Hu, Hawkins and Clark shall be entitled to receive annual salaries of $200,000, $160,000 and $150,000, respectively.

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

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.1 Share Exchange Agreement (previously filed as exhibit 99.1 on Form 8-K dated April 19, 2004).

     3.1 Certificate of Incorporation dated February 15, 2002 (previously filed as exhibit 3.1 on Form 10-KSB dated March 31, 2005).

     3.2 Certificate of Amendment to the Company's Certificate of Incorporation dated March 19, 2004 (previously filed as exhibit 3.2 on Form 10-KSB dated March 31, 2005).

     3.3 Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock as filed with the Secretary of State of the State of Delaware on March 15, 2005 (previously filed as exhibit 10.4 on Form 8-K dated March 21, 2005)

     3.4 Amended and Restated Bylaws (previously filed as exhibit 3.4 on Form 10-KSB dated March 31, 2005).

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

     10.2 Form of Common Stock Purchase Warrant (previously filed as exhibit
          10.2 on Form 8-K dated March 21, 2005).

     10.3 Form of Registration Rights Agreement (previously filed as exhibit
          10.3 on Form 8-K dated March 21, 2005).

     10.4 2002 Amended and Restated Stock Option Plan (previously filed as exhibit 10.4 on Form 10-KSB dated March 31, 2005).

     14 Code of Ethics adopted by the Company's board of directors on March 28, 2005 (previously filed as exhibit 14 on Form 10-KSB dated March 31, 2005).

     21*  Subsidiaries of the Company

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

--------------------
* filed herewith

(b) Reports on Form 8-K.

         There were no reports filed on Form 8-K during the fourth quarter of the year ended December 31, 2005.

         ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth fees billed to us by our independent registered public accounting firm, Clancy and Co., P.L.L.C., during the fiscal years ended December 31, 2005, and December 31, 2004, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees;
(iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered. Since we do not currently have an audit committee, our board of directors approved the audit services provided by Clancy and Co, P.L.L.C. and the fees incurred in connection therewith.

                                         December 31, 2004     December 31, 2005
         Audit Fees                          $49,100                $36,950
         Audit Related Fees                    -0-                    -0-
         Tax Fees                              4,900                  -0-
         All Other Fees                        -0-                    -0-

                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Report of Independent Registered Public Accounting Firm ..................   F-2

Consolidated Balance Sheet ...............................................   F-3

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

Consolidated Statements of Cash Flows ....................................   F-6

Notes to Consolidated Financial Statements ...............................   F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Syscan Imaging, Inc.

We have audited the accompanying consolidated balance sheet of Syscan Imaging, Inc. (a Delaware Corporation) and Subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with generally accepted accounting principles in the United States of America.



Clancy and Co., P.L.L.C.
Scottsdale, Arizona

April 12, 2006



                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS
--------------------------------------------------------------------------------
Current assets
   Cash and cash equivalents                                       $  1,426,138
   Trade receivables, net                                             1,284,766
   Inventories                                                          751,228
   Prepayments, deposits and other current assets                       319,270
   Due from related parties                                           2,402,520
                                                                   ------------
Total current assets                                                  6,183,922

Fixed assets, net                                                       167,219

Other assets
   Goodwill                                                             555,485
   Long-term investment                                                 997,692
                                                                   ------------
Total other assets                                                    1,553,177
                                                                   ------------

TOTAL ASSETS                                                       $  7,904,318
                                                                   ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                   ------------
Current liabilities
   Bank line of credit                                             $    833,036
   Letter of credit                                                     180,000
   Trade payables                                                       259,365
   Other payables and accruals                                          185,699
   Accrued dividends on 5% convertible preferred stock                   71,155
                                                                   ------------
Total current liabilities                                             1,529,255

Other liabilities
   Liability under derivative contracts                                 502,995
                                                                   ------------

Total liabilities                                                     2,032,250

Commitments and contingencies

5% Convertible preferred stock, $0.001 par value,
        2,000,000 shares authorized, 16,150 shares
        issued and outstanding, liquidation value
        of $16,150,000                                                  467,699

Stockholders' equity
   Common stock: $0.001 par value; 50,000,000
        shares authorized; 24,592,092 shares issued
        and 24,092,092 shares outstanding
        [escrow = 500,000 shares]                                        24,092
   Additional paid- in capital                                       29,372,859
   Accumulated deficit                                              (23,992,582)
                                                                   ------------
Total stockholders' equity                                            5,404,369
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  7,904,318
                                                                   ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31

                                                                  2005            2004
                                                              ------------    ------------
NET SALES                                                     $  7,848,007    $  6,057,821

COSTS OF SALES                                                   4,988,618       4,167,140
                                                              ------------    ------------

GROSS PROFIT                                                     2,859,389       1,890,681

OPERATING EXPENSES
   Selling and marketing expenses                                  951,990         745,557
   General and administrative expenses                           1,511,252         824,286
   Research and development expenses                               866,102         528,417
                                                              ------------    ------------
Total operating expenses                                         3,329,344       2,098,260
                                                              ------------    ------------

OPERATING LOSS                                                    (469,955)       (207,579)

Other income (expense)
   Stock-based compensation cost - options                      (2,812,000)           --
   Change in fair value of derivative instruments                1,112,005            --
   Fair value of warrants issued                                  (290,000)           --
   Preferred stock issuance costs                                 (236,500)           --
   Interest income                                                  23,642           5,966
   Write back of provision for bad debts                              --            41,178
   Other income - exchange gain                                      4,673           8,613
   Loss on disposal of fixed assets                                   --           (15,623)
   Interest expense                                                (57,097)        (11,621)
                                                              ------------    ------------
   Total other income (expense)                                 (2,255,277)         28,513
                                                              ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                      (2,725,232)       (179,066)

Provision for income taxes                                           3,232             800
                                                              ------------    ------------

NET LOSS                                                        (2,728,464)       (179,866)

Dividend on 5% convertible preferred stock and accretion of
    preferred stock redemption value                              (545,435)           --
                                                              ------------    ------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                     $ (3,273,899)   $   (179,866)
                                                              ============    ============

BASIC AND DILUTED LOSS PER SHARE                              $      (0.14)   $      (0.01)
                                                              ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                             23,279,389      22,599,454
                                                              ============    ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                      SYSCAN IMAGING, INC. AND SUBISIDARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                               COMMON         COMMON      ADDITIONAL
                                               STOCK           STOCK        PAID IN        ACCUMULATED
                                              (SHARES)        (AMOUNT)      CAPITAL          DEFICIT          TOTAL
                                          --------------------------------------------------------------------------

                                          --------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2003                  21,082,935         21,083   $ 25,480,290    $(20,538,817)   $  4,962,556
                                          --------------------------------------------------------------------------

Recapitalization to effect reverse
     acquisition                              2,027,580          2,027         (2,027)           --              --

Net loss                                           --             --                        (179,866)       (179,866)

                                          --------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2004                  23,110,515     25,478,263    (20,718,683)      4,782,690         23,110
                                          --------------------------------------------------------------------------

Common stock issued for Series A
     preferred stock conversions                256,581            257        256,324            --           256,581

Issuance of common stock for services
     rendered                                   224,996            225        156,772            --           156,997

Stock-based compensation cost - options
                                                   --             --        2,812,000            --         2,812,000

Fair value of warrants issued for
     payment of preferred stock issuance
     expenses                                      --             --          290,000            --           290,000

Common stock issued for acquisition
    of subsidiary, 1,000,000 shares
    less 500,000 held in escrow per
    agreement                                   500,000            500        379,500            --           380,000

Net loss                                           --             --             --        (3,273,899)     (3,273,899)

                                          --------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2005                  24,092,092   $     24,092   $ 29,372,859    $(23,992,582)   $  5,404,369
                                          ===========================================================================





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                     SYSCAN IMAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31
                                                                               2005           2004
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $(3,273,899)   $  (179,866)
                                                                           -----------    -----------
   Adjustments to reconcile net loss to net cash flows used in operating activities
   Depreciation                                                                 31,303          3,279
   Loss on disposal of fixed assets                                               --            9,861
   Common stock issued for services                                            156,997           --
   Stock-based compensation cost - options                                   2,812,000           --
   Fair value adjustment to liabilities under derivative contracts          (1,112,005)          --
   Accretion of 5% convertible preferred stock redemption value                467,699           --
   Preferred stock issuance expenses paid by issuance of warrants              290,000           --
   Conversion of Series A preferred stock dividends for common stock             6,581           --
   Write back of provision for doubtful accounts                                  --           41,178
   Changes in assets and liabilities
      (Increase) decrease trade receivables                                   (156,893)       930,231
      (Increase) decrease in inventories                                      (254,548)      (297,130)
      (Increase) decrease in other current assets                             (101,130)      (207,325)
       Increase (decrease) in trade payables                                   197,060         36,661
       Increase (decrease) in other payables and accruals                      135,587       (362,898)
                                                                           -----------    -----------
   Net cash flows used in operating activities                                (801,248)       (26,009)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash acquired in reverse acquisition                                           --           28,288
   Cash paid for subsidiary                                                    (97,896)          --
   Capital expenditures                                                       (169,588)       (26,309)
                                                                           -----------    -----------
Net cash flows provided by (used in) investing activities                     (267,484)         1,979
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the issuance of preferred stock                             1,865,000           --
   Advances under bank line of credit                                          150,000        700,000
   Repayments under bank lines of credit                                      (250,000)          --
   Advances under bank letters of credit                                       180,000        233,036
   Advances / repayments - related party amounts                              (137,533)    (1,241,425)
                                                                           -----------    -----------
Net cash flows provided by (used in) financing activities                    1,807,467       (308,389)
                                                                           -----------    -----------

Increase (decrease) in cash and cash equivalents                               738,735       (332,419)

Cash and cash equivalents, beginning of year                                   687,403      1,019,822
                                                                           -----------    -----------

                                                                           -----------    -----------
Cash and cash equivalents, end of year                                     $ 1,426,138    $   687,403
                                                                           ===========    ===========

Cash paid for:
   Interest                                                                $    57,097    $    11,621
                                                                           ===========    ===========
   Income taxes                                                            $     3,232    $       800
                                                                           ===========    ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31
                                                                                     2005        2004
                                                                                  ----------  ----------
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Common stock issued for services                                               $  156,997     --
   Stock-based compensation cost - options                                        $2,812,000     --
    Proceeds from issuance of 5% Convertible Preferred Stock to Liability under
      Derivative Contracts                                                        $1,865,000     --
    Conversion of Series A Preferred Stock for Common Stock                       $  256,581     --
   Preferred stock issuance expenses paid by issuance of warrants                 $  290,000     --


















   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      SYSCAN IMAGING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

================================================================================

NOTE 1 - BACKGROUND, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Syscan Imaging, Inc., (referred to herein as "Syscan" or the "Company") develops, designs and delivers various imaging technology solutions to the corporate/enterprise, small office-home office (SOHO), professional practice and consumer markets. Syscan is headquartered in San Jose, California, and is principally engaged in the design, development and marketing of Contact Image Sensor ("CIS") modules for use in scanners and fax machines. Syscan's manufacturing is completed at an affiliated China-based facility, which provides a low-cost manufacturing base for these industrial and consumer products. Syscan's products are ideally suited for the mobile computer user who needs to scan and/or fax documents while away from their office.

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


BASIS OF PRESENTATION

As a result of the reverse acquisition, the financial statements of the Company become those of Syscan and thus, the consolidated financial statements of the Company represent the activities of its 100% owned subsidiary, Syscan and the Company's other wholly-owned subsidiaries. Although the Company is the legal acquirer, Syscan will be treated as having acquired the Company for accounting purposes and all of the operations reported represent the historical financial statements of Syscan and the Company's other wholly-owned subsidiaries.


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

Concentration of credit risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions are described below.

Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits and accounts receivable with no collateral or security. The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of December 31, 2005, the Company had consolidated balances of approximately $920,000, which were not guaranteed by FDIC. The Company has not experienced any losses in such accounts and believes the exposure is minimal. As of December 31, 2005, all the Company's receivables were unsecured.

Other potential areas that potentially expose the Company to a concentration of credit risk are as follows:

Geographic sales and significant customers - The Company operates in a single industry segment that being scanner and fax modules. The Company markets its products in the United States, Europe and the Asia Pacific region through its sales personnel and independent sales representatives.

The Company's geographic sales as a percent of total revenue are as follows:

                                          2005               2004
                                      ---------------    --------------
United States                              87%                96%
Asia Pacific                               9%                 2%
Europe and others                          4%                 2%





Sales to major customers, as a percentage of total revenues, are as follows:

                                           2005               2004
                                      ---------------    --------------
Customer A                                  33%                38%
Customer B                                  18%                16%
Customer C                                  16%                15%
Customer D                                  12%                 9%

Trade receivables - The Company's customers are concentrated in the industrial/consumer electronics channels and with major original equipment manufacturers. As of December 31, 2005, the concentration was approximately 92.5% (3customers). The loss of any of these customers could have a material adverse effect on the company results of operations, financial position and cash flows.

Significant vendors - For the years ended December 31, 2005 and 2004, the Company's purchases of finished scanner imaging products have primarily been concentrated with one vendor that is a subsidiary of the Company's majority stockholder. If this vendor was unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.

Product sales - The Company had 3 (2004: 4) different product categories in 2005 that each accounted for more than 10% of sales. If any of these products were to become obsolete or unmarketable and the Company was unable to successfully develop and market alternative products, the Company's business, operating results and financial condition could be adversely affected

Inventories - Inventories consist of finished goods, which are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Provision is made for obsolete, slow-moving or defective items where appropriate. The amount of any provision of inventories is recognized as an expense in the period the provision occurs. The amount of any reversal of any provision is recognized as other income in the period the reversal occurs. There was no provision recorded at December 31, 2005.

Fixed assets - Fixed assets, stated at cost, are depreciated over the estimated useful lives of the assets using the straight-line method over periods ranging from three to ten years. Significant improvements and betterments are capitalized. Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the statement of operations based on the net disposal proceeds less the carrying amount of the assets. Depreciation expense charged to operations in 2005 was $31,303 (2003:
$3,279).

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

Allowance for doubtful accounts and return allowances - The Company presents trade receivables, net of allowances for doubtful accounts and returns, to ensure trade receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There was no allowance for doubtful accounts at December 31, 2005, as management believes all of its trade receivables are collectible.

Research and development expenses - Research and development costs are expensed as incurred and amounted to $866,102 in 2005 (2004: $528,417).

Advertising costs - Advertising costs are expensed as incurred and were immaterial for both periods presented.

Income taxes - The Company accounts for income taxes under the liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Intangible assets - Intangible assets represents goodwill arising from the excess of the purchase consideration over the fair value of the net assets at the date of acquisition of subsidiaries. Goodwill arising in a business combination initiated after June 30, 2001 is not amortized, but assessed annually for indicators of impairment.

Comprehensive income - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

Foreign currency translation - The reporting currency used in the preparation of these consolidated financial statements is U.S. dollars. Local currencies are the functional currencies for the Company's subsidiaries. For the purpose of consolidation, assets and liabilities of subsidiaries with functional currencies other than U.S. dollars are translated into U.S. dollars at the applicable rates of exchange in effect at the balance sheet date and income and expense items are translated into U.S. dollars at the average applicable rates during the year. Translation gains and losses resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income within stockholders' equity as cumulative translation adjustments. Gains and losses resulting from foreign currency transactions are included in results of operations.

Earnings per share - Basic earnings or loss per share ("EPS") is calculated using net earnings or loss (numerator) divided by the weighted-average number of shares outstanding (denominator) during the reporting period. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All EPS amounts in the financial statements are basic EPS, as defined by SFAS No. 128, "Earnings Per Share." Diluted EPS does not differ materially from basic EPS for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future such as options and warrants are not included in the computation of diluted EPS because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-based compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB No. 123, and "Accounting for Stock-Based Compensation". This statement amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. See Note 5 for a description of the stock-based compensation plan.

The weighted average fair value on the date of grant was $0.7695 for those options granted in 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 144%, risk-free interest rate of 5%, and expected life of two years. For 2004, the estimated fair value of the options on the date of grant using the Black-Scholes option pricing model was based on a risk free interest rate of 1.91%, an expected volatility of 100%, an expected life of 2 years and no dividend yield.

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net earnings and pro forma net earnings per share would have been reflected as follows for the years ended December 31:

                                                              2005                2004
                                                          --------------------------------
Net  loss available to common stockholders, as reported    $(3,273,899)     $   (179,866)
Less: stock-based compensation cost, net of tax             (2,992,045)           (3,824)
                                                          --------------------------------
Pro forma net loss                                         $(6,265,944)     $   (183,690)
                                                          ================================

Basic and diluted net loss per share
     As reported                                             $   (0.14)      $     (0.01)
     Pro forma                                               $   (0.27)      $     (0.01)

Recent accounting pronouncements - The Financial Accounting Standards Board issued the following new accounting pronouncements:

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

Reclassifications and adjustments - Certain prior period amounts have been reclassified to conform to the current period presentation.


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


                                                               2005             2004
                                                          --------------    -------------
SYSCAN Intervision Limited, a wholly-owned subsidiary of     $4.915M           $3.825M
STH (purchases)
                                                          ==============    =============

SYSCAN Optoelectronics Technology (Shenzhen) Company            --             $0.520M
Limited, a wholly-owned subsidiary of STH (purchases)
                                                          ===============   =============

Amounts due from related parties are unsecured, interest-free and repayable on demand and consisted of the following:


Due from STH                                                          $ 345,998

Due from Majority Stockholder
                                                                        100,000

Due from various subsidiaries wholly-owned by STH                     1,956,522
                                                               -----------------
                                                                    $ 2,402,520
                                                               =================



NOTE 3 - FIXED ASSETS, NET

Fixed assets consist of the following:

Computer and office equipment                      $ 62,286
Furniture and fixtures                                2,565
Tooling and product design                          137,018
                                                 -----------
                                                    201,869
Less: accumulated depreciation                       34,650
                                                 ----------
                                                  $ 167,219
                                                 ==========



NOTE 4 - LONG-TERM INVESTMENT

Long-term investment consists of an equity interest in CMOS Sensor, Inc. ("CMOS"), a California corporation, which is principally engaged in the research and development of infra-red sensors and CMOS sensors. On June 26, 2002, the Company acquired 100% equity interest of Syscan Laser Technology Ltd. ("Syscan Laser") from Syscan Holdings Limited, a fellow subsidiary of the Company, for total consideration of $1. At the date of acquisition, Syscan Laser held 9.7% equity interest (representing 750,000 shares purchased at $0.80 per share) in CMOS. On October 29, 2003, the Company acquired 100% equity interest of Leadbuilt Technology Limited ("Leadbuilt") from Syscan InterVision Limited, a fellow subsidiary of the Company, for total consideration of $1. At the date of acquisition, Leadbuilt held 6.4% (representing 500,000 shares purchased at $0.80 per share) equity interest in CMOS. As a result of both transactions, the Company increased its equity interest in CMOS from 9.7% to 16.1%. The Company's management and directors are of the opinion that the underlying value of the long-term investment is not less than the carrying value at December 31, 2005.


NOTE 5 - STOCKHOLDERS' EQUITY

COMMON STOCK

The Company had the following equity activity during 2005:

     o issuance of 224,996 shares of restricted common stock for investor relations services valued at the fair market value of the services rendered;
     o issuance of 256,581 shares of common stock for the conversion of 2,500 shares of Series A preferred stock; and
     o issuance of 1,000,000 shares of common stock for the acquisition of Nanodisplay, Inc., 500,000 of which are held in escrow by the Company pending certain milestones to be met per the acquisition agreement. These shares have been accounted for as issued, but not outstanding. (Note 8)

In connection with investor relations services rendered for common stock issued, the Company overpaid a consultant $30,000. The Company also has ended its relationship with the consultant due to non-performance. The consultant has agreed to repay the $30,000 overpayment by December 1, 2006 and return 75,000 shares. As of the date of issuance of these financial statements, both remain outstanding. The shares are reflected as issued since they are outstanding and no receivable has been set up for the repayment since it is uncertain whether or not repayment will occur. Neither has a material effect on the overall financial statement presentation.

The Company had the following equity activity during 2004:

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

PREFERRED STOCK

PREFERRED STOCK AUTHORIZED, RIGHTS AND PREFERENCES

The Company has authorized 2,000,000 shares of preferred stock, $0.001 par value and the Company's Board of Directors has authorized 60,000 shares to be designated as Series A Preferred Stock. The Company filed a certificate of designation for the 5% Convertible Preferred Stock with the Delaware Secretary of State on March 15, 2005. This filing constituted an amendment to the Company's certificate of incorporation, designating the terms, rights and preferences of a new series of preferred stock of the Company as follows:

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

Registration Rights. Pursuant to the terms of a Registration Rights Agreement between us and the holders of the preferred stock, we were obligated to file a registration statement on Form SB-2 registering the resale of shares of our common stock issuable upon conversion of the preferred stock and exercise of the warrants. We were required to file the registration statement on or before April 24, 2005 and have the registration statement declared effective on or before July 13, 2005, which we completed prior to that date. If the registration statement was not declared effective within the timeframe described, or if the registration was suspended other than as permitted in the Registration Rights Agreement, we are obligated to pay each holder a fee equal to 1.0% of such holders purchase price of the Preferred Stock during the first 90 days, and 2.0% for each 30 day period thereafter (pro rated for partial periods), that such registration conditions are not satisfied.

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

PREFERRED STOCK ISSUED

On March 15, 2005, the Company completed a private placement with a group of accredited investors for the sale of 18,650 shares of the Company's 5% Series A Convertible Preferred Stock along with warrants, expiring five years from the date of issuance, to purchase additional shares of the Company's stock. Pursuant to a registration rights agreement (Note 7), the Company has registered the shares of common stock issuable upon conversion of the Preferred Stock and upon exercise of the warrants with the Securities and Exchange Commission on Form SB-2. The Company will not receive any proceeds from any sales made by the selling stockholders but will pay the expenses of the offering. However, the Company will receive the proceeds from the exercise of the warrants issued to the selling stockholders if and when they are exercised. This registration was declared effective by the SEC on July 7, 2005, and remains effective as of the date of this filing.

Total common stock issuable upon conversions of the underlying the preferred stock and warrants follows:

Series A Convertible Preferred stock  (1)                            1,865,000
Maximum accrued dividends on the shares
   of Series A Convertible Preferred stock  (1)                        279,750
Warrants issued to purchasers in private placement (2)                 932,500
Warrants issued to placement agent in the private placement (1)        186,500
                                                                --------------
                                                                     3,263,750
                                                                ==============

    (1) convertible at $1.00 per share, subject to adjustment pursuant to the anti-dilution provisions
     (2) convertible at $2.00 per share, subject to adjustment pursuant to the anti-dilution provisions

The 5% Series A Convertible Preferred Stock has no voting rights and ranks ahead of the common stock of the Company upon liquidation of the Company and with respect to the payment of dividends. The holders are entitled to receive cumulative dividends at the rate per share of 5% per annum, payable semi-annually on July 1 and January 1 from the date of original issuance through the date of redemption or conversion thereof payable in cash, by accretion of the stated value, or in shares of common stock, the form of which is at the discretion of the Company.

The 5% Series A Convertible Preferred Stock was priced at $100 per share and the Company received proceeds of $1,865,000 less offering costs and expenses. Starboard Capital Markets, LLC, a NASD member firm, acted as placement agent in the sale of the preferred stock for which it received $186,500 in commissions and 186,500 warrants to purchase shares of the Company's common stock at an exercise price equal to $1.00 per share. The fair value of these warrants totaled $290,000 and such amount was charged to other income/(expense) and credited to additional paid-in capital during 2005. The Company also incurred cash expenses totaling $50,000.

The warrants must be exercised by the payment of cash, except if there is no effective registration statement covering the resale of the shares of common stock underlying the warrants, a holder may exercise their warrants on a cashless basis. Holders of the warrants are entitled to full ratchet anti-dilution protection for issuances of common stock or common stock equivalents, prior to the effective date of the registration statement covering the resale of the shares of common stock underlying the preferred stock, at less than the exercise price of such warrants. Holders of warrants also have standard anti-dilution protection for splits, dividends, subdivisions, distributions, reclassifications and combinations of our common stock. None of the individual holders of the warrants are entitled to exercise any such warrant held by them, if such exercise would cause such holder to be deemed to beneficially own in excess of 4.999% of the outstanding shares of the Company's common stock on the date of issuance of such shares.


PREFERRED STOCK ACCOUNTING TREATMENT

Pursuant to SFAS 133 and EITF Abstract No. 00-19, the embedded conversion feature associated with the 5% Convertible Preferred Stock and the warrants issued to the 5% Convertible Preferred Stock purchasers have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 5% Convertible Preferred Stock. Such discount is being accreted from the date of issuance, less conversions, to the redemption date of the 5% Convertible Preferred Stock and totaled $467,699 for the period from the date of issuance (March 15, 2005) to December 31, 2005. The change in the fair value of the liability for derivative contracts totaled $(1,112,005) in 2005 and has been credited to other income/(expense) in the consolidated statements of operations.

The Company computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value of each derivative instrument and the resulting value of the derivative liability as of December 31, 2005 are as follows:


                                                                         Embedded conversion
                                                                       feature associated with
                                                                         the 5% Convertible
                                              Warrants    Warrants           Preferred Stock
                                             ----------------------------------------------------
Exercise/Conversion Price                  $  1.00      2.00    $             1.00
Fair Value of the Company's Common Stock   $  0.62      0.62    $             0.62
Expected life in years                        4.25      4.25                  2.25
Expected volatility                          99.77     99.77    %            99.77
Expected dividend yield                        0.0      0.00    %              0.0
Risk free rate                                 4.0       4.0    %              4.0
Calculated fair value per share            $  0.46      0.37                  0.31


The 5% Convertible Preferred Stock is Mandatorily Redeemable Preferred Stock as defined by SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and would also qualify as "Preferred Stocks Subject to Mandatory Redemption Requirements or Whose Redemption is Outside the Control of the Issuer" as defined by Accounting Series Release ("ASR") No. 268 - "Redeemable Preferred Stocks". The conversion feature associated with the 5% Convertible Preferred Stock is not a non-substantive or minimal feature and therefore the provisions of ASR No. 268 have been applied in classifying the 5% Convertible Preferred Stock separate from stockholders' equity. The Company must redeem any outstanding 5% Convertible Preferred Stock on March 15, 2008.

PREFERRED STOCK CONVERSIONS

During the third quarter of 2005, $250,000 of Series A Convertible Preferred Stock (2,500 shares) plus dividend shares of 6,581 were converted into 256,581 shares of common stock. As of December 31, 2005, total Series A 5% Convertible Preferred Stock outstanding was $1,615,000 or 16,150 shares.


STOCK OPTIONS

BOARD OF DIRECTOR APPROVED STOCK OPTIONS SUBJECT TO SHAREHOLDER APPROVAL AND OTHER OUTSTANDING OPTIONS

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

On April 13, 2004, the Company's Board of Directors authorized an aggregate of 1,700,000 options under the Plan to certain individuals at $1.50 per share, and expiring through April 2014. These options were canceled by the Board of Directors on May 7, 2004. On July 21, 2004, the Company's Board of Directors further authorized an aggregate of 2,200,000 options under the 2002 Stock Option Plan to be issued to certain individuals at $2.00 per share and expiring through July 2014. During 2005, 220,000 options were canceled and the Company granted 230,000 options to certain individuals at $0.65, representing the fair market value on the date of grant and expiring ten years from the date of grant, bringing total options outstanding to 2,210,000. The grant of the above options is subject to stockholder ratification of the Company's increase in the number of stock options available for grant under the Plan. The Company plans to obtain stockholder approval at its annual or special meeting of stockholders, which has not yet been scheduled as of the date of this filing.

As part of an employment agreement signed in December 2003, the employee received 500,000 options to acquire shares of the company at $0.09 per share for a term of 2 years. Following the restructuring of the Company on April 2, 2004, and in connection with the 1-for-10 reverse split, the options were re-issued as 50,000 options to acquire shares at $0.90 per share. The Company also issued 100,000 options to its former legal counsel in consideration of services rendered. The options are exercisable at $0.25 per share for a term expiring December 2006. These options have been re-issued as 10,000 options to acquire shares at $2.50 per share following the reverse split in April 2004.

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

Information about options outstanding and exercisable at December 31, 2005 is summarized below:

----------------------- -------------- ------------------- ------------ -------------- --------------- ------------

                                        WEIGHTED-AVERAGE                               WEIGHTED-AVERAGE
  RANGE OF EXERCISE        NUMBER          REMAINING       WEIGHTED-AVERAGENUMBER        REMAINING     WEIGHTED-AVERAGE
        PRICES           OUTSTANDING    CONTRACTUAL LIFE    EXERCISE     EXERCISABLE    CONTRACTUAL     EXERCISE
                                            (YEARS)           PRICE                     LIFE (YEARS)      PRICE

----------------------- -------------- ------------------- ------------ -------------- --------------- ------------
        $0.01             3,700,000           1.25            $0.01       1,233,333         1.25          $0.01
----------------------- -------------- ------------------- ------------ -------------- --------------- ------------
     $0.90-$2.50           60,000             1.00            $1.17        60,000           1.00          $1.17


NOTE 6- INCOME TAXES

Provision for income taxes for all periods presented represents the minimum franchise tax due, $800 per annum, in the State of California for each California entity of the consolidated entity and prior years franchise taxes paid in 2005 for a total of $3,232 (2004: $800). No provision for Hong Kong Profits Tax has been made for the periods presented as the Company and its subsidiaries operating in Hong Kong have no assessable profits during the years being reported.

The Company believes sufficient uncertainty exists regarding the realizability of the net operating loss carryforwards and other timing differences for the periods presented. Accordingly, a valuation allowance has been provided for the entire amount related thereto. The valuation allowance increased (decreased) by approximately $596,000 (2004: $142,000).

As of December 31, 2005, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $6,716,000 and $600,000, which expire principally through 2025 and 2015, respectively. State net operating loss carryforwards are based on federal net operating losses, which are limited to certain percentages and carryover periods based on the year incurred. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

THE FOLLOWING TABLE RECONCILES THE STATUTORY RATES TO THE COMPANY'S EFFECTIVE
RATE:
                                             2005                2004
                                          -------------      --------------
U.S. and California statutory rate (%)      (43.0)              (43.0)
Change in valuation allowance                43.0                43.0
                                          -------------      --------------
                                               -                   -
                                          =============      ==============

THE NET DEFERRED INCOME TAX ASSET CONSISTED OF THE FOLLOWING:

                                                       2005             2004
                                                    -----------     -----------
Deferred tax assets
   Federal net operating loss carryforwards         $ 6,716,000     $ 5,633,000
   State net operating loss carryforwards               600,000       1,080,000
   Capitalized R&D Expenses                             932,000         932,000
   Tax credit carryforwards                             708,000         708,000
                                                    -----------     -----------
                                                      8,956,000       8,353,000
Less valuation allowance                              8,949,000       8,353,000
                                                    -----------     -----------

                                                          7,000           2,000
Deferred tax liability
   Excess tax over book depreciation                     (7,000)         (2,000)
                                                    -----------     -----------

Net deferred income tax asset                              --              --
                                                    ===========     ===========



NOTE 7- COMMITMENTS AND CONTINGENCIES

Operating leases

The Company is committed under various non-cancelable operating leases which expire through November 2007. Future minimum rental commitments are as follows:
2006-$139,000 and 2007-$135,000. Rent expense charged to operations was approximately $131,000 for 2005 (2004: $99,000).

Bank line of credit and letters of credit

The Company has a line of credit to borrow up to $2,500,000, bearing interest at the rate of prime (7.25% at December 31, 2005) plus 0.5% and secured by all of the assets of the Company. Interest payments are due monthly and all unpaid interest and principal is due in full on October 30, 2006. Upon certain events of defaults as more fully described in the agreement, the default variable interest rate increases to prime plus 5.5%. The Company had $1,486,964 available for use at December 31, 2005. The total amount available can never be more than the face amount of all advances under line of credit and letters of credit outstanding.

The Company issues letters of credit in the normal course of business. The amount outstanding as of December 31, 2005, represents one letter of credit for goods shipped to a related entity, expiring on January 24, 2006. The letter of credit is secured by all goods and inventory covered by the document.

Employment Agreements

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

There was a hearing in the Northern District of California on October 14, 2005, in which arguments were presented to the court on the patent validity. The court rendered a claim construction order on March 27, 2006 and the Company has filed a motion for reconsideration for certain claim terms construction that are believed to be erroneous. The motion has been set for hearing and oral argument on June 29, 2006. The Company expects to continue this case unless a reasonable settlement amount from defendants or a licensing agreement to the satisfaction of the Company is entered.

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Registration Rights Agreement

In connection with the issuance of 5% Convertible Preferred Stock (Note 5, the Company executed a Registration Rights Agreement (the "agreement") with the purchasers thereof under which the Company agreed to register the common shares underlying the 5% Convertible Preferred Stock and related warrants. The agreement provides for liquidated damages in the event a registration statement is not declared effective by the SEC within 120 days of the March 15, 2005 closing date or if the registration statement is not maintained continuously effective for a period of two years following the closing date. The liquidated damages total an amount equal to one percent (pro-rated for partial months) of the purchase price of the 5% Convertible Preferred Stock for each thirty day period effectiveness of a registration statement is not maintained and two percent for each thirty day period the registration statement ceases to remain effective.


NOTE 8 - BUSINESS ACQUISITION

During the fourth quarter of 2005, the Company acquired Nanodisplay, Inc., ("Nano") through its wholly-owned subsidiary SysView Technology Inc., which focuses on introducing breakthrough price-performance technology in the high definition television (HDTV) display market. The Company filed the "Certificate of Merger" effective November 17, 2005. Nanodisplay is a leading designer of liquid crystal on silicon (LCoS) HDTV technology and the Company believes that the acquired technology and personnel will contribute significantly to its efforts in the display market. The aggregate purchase price was $477,896, including $97,896 of cash and 1,000,000 shares of common stock (500,000 of which are being held in escrow pursuant to certain terms and conditions as outlined in the agreement and have not been valued at the acquisition date) valued at $380,000, which was determined based on the average market price of the Company's common shares over the 1-week period before and after the terms of the acquisition were agreed to. Nano's financial information is incorporated into the consolidation of the Company effective November 17, 2005, the effective date of the merger.


The estimated fair values of the assets and liabilities acquired are summarized as follows:

Fixed assets                                          $    4,948
Goodwill                                                 541,992
                                                    -------------
Total assets acquired                                    546,940
Accounts payable and accrued liabilities                  69,042
                                                    -------------
Fair value of net assets acquired                     $  477,898
                                                    ============

Due to the start-up nature of Nano's operations and its recent formation (September 27, 2004), it had no sales from inception to the effective date of the merger and through December 31, 2005. Unaudited pro forma financial information based on the assumption that the acquisition took place as of beginning of the period (January 1, 2005), with comparative information for the immediately preceding period as though the acquisition had been completed at the beginning of that period follows:

                                                     2005             2004
                                                 ------------------------------
Net sales                                        $ 7,848,007     $  6,057,821
Net loss                                         $ 3,349,357     $    280,414
Basic and diluted net loss per share             $      0.14     $       0.01

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Syscan Imaging, Inc.

Date:  April 17, 2006                        By: /s/ Darwin Hu
                                                 --------------
                                             Name:  Darwin Hu
                                             Title: Chief Executive Officer


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


-------------------------- ----------------------------------- -----------------
Name                       Title                               Date
-------------------------- ----------------------------------- -----------------

-------------------------- ----------------------------------- -----------------
/s/ Darwin Hu              Chairman and Chief Executive        April 17, 2006
Darwin Hu                  Officer
-------------------------- ----------------------------------- -----------------

-------------------------- ----------------------------------- -----------------
/s/ William Hawkins        Chief Operating Officer and         April 17, 2006
William Hawkins            Acting Chief Financial Officer
-------------------------- ----------------------------------- -----------------

-------------------------- ----------------------------------- -----------------
/s/ David Clark            Senior Vice President of Business   April 17, 2006
David Clark                Development and Director
-------------------------- ----------------------------------- -----------------

-------------------------- ----------------------------------- -----------------
/s/ Peter Mor              Director                            April 17, 2006
Peter Mor
-------------------------- ----------------------------------- -----------------

-------------------------- ----------------------------------- -----------------
/s/ Lawrence Liang         Director                            April 17, 2006
Lawrence Liang
-------------------------- ----------------------------------- -----------------