Form 10QSB
period 2006-03-31
SYSCAN IMAGING INC
filed 2006-05-15
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER: 000-25839

                              SYSCAN IMAGING, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           90-0251401
(State or other jurisdiction of                              (I.R.S.Employer
 incorporation or organization)                           Identification Number)

                              1772 TECHNOLOGY DRIVE
                           SAN JOSE, CALIFORNIA 95110
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE)

                              408-436-9888 EXT. 207
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The number of shares of Common Stock outstanding as of May 12, 2006 was 24,092,092.

----------

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of March 31, 2006
           (unaudited)                                                         4

           Condensed Consolidated Statements of Operations (unaudited)
           for the Three Months Ended March 31, 2006 and 2005                  5

           Condensed Consolidated Statements of Cash Flows (unaudited)
           for the Three Months Ended March 31, 2006 and 2005                  6

           Notes to Condensed Consolidated Financial Statements (unaudited)    7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          15

Item 3.    Controls and Procedures                                            21

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  22

Item 5.    Other Information                                                  22

Item 6.    Exhibits                                                           22

SIGNATURES                                                                    23

                   SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              SYSCAN IMAGING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            MARCH 31,    DECEMBER 31,
                                                                              2006           2005
                                                                          ------------   ------------
ASSETS                                                                     (Unaudited)     (Audited)
Current assets:
  Cash and cash equivalents                                                 $  1,040       $  1,426
  Trade receivables                                                            1,715          1,285
  Inventories                                                                    617            751
  Prepaid expenses and other current assets                                      402            319
  Due from related parties                                                     1,954          2,403
                                                                            --------       --------
    Total current assets                                                       5,728          6,184
Fixed assets, net                                                                160            167
Goodwill                                                                         555            555
Long-term investment                                                             998            998
                                                                            --------       --------
          Total assets                                                      $  7,441       $  7,904
                                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line and letter of credit                                            $  1,013       $  1,013
  Trade payables and other accrued expenses                                      167            445
  Accrued dividends on 5% convertible preferred stock                             91             71
                                                                            --------       --------
    Total current liabilities                                                  1,271          1,529

Other liabilities
  Liability under derivative contracts                                           295            503
                                                                            --------       --------
          Total liabilities                                                    1,566          2,032

Commitments and contingencies

  5% Convertible preferred stock $.001 par value, 2,000 authorized,
    16 shares issued and outstanding, liquidation value of $16,150               596            468

Stockholders' equity:
  Common stock $.001par value, 50,000 authorized, 24,592 shares issued
    and 24,092 shares outstanding (500 shares held in escrow)                     24             24
  Additional paid-in capital                                                  29,565         29,373
  Accumulated deficit                                                        (24,310)       (23,993)
                                                                            --------       --------
    Total stockholders' equity                                                 5,279          5,404
                                                                            --------       --------
          Total liabilities and stockholders' equity                        $  7,444       $  7,904
                                                                            ========       ========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              SYSCAN IMAGING, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   -------------------------
                                                                      2006           2005
                                                                   ----------     ----------
                                                                                  (restated)
Net sales                                                           $  2,438       $  1,708

Cost of sales                                                          1,616          1,104
                                                                    --------       --------
Gross profit                                                             822            604

Operating expenses:
   Selling and marketing                                                 281            152
   General and administrative                                            337            296
   Research and development                                              384            176
                                                                    --------       --------
Total operating expenses                                               1,002            624
                                                                    --------       --------
Operating loss                                                          (180)           (20)
                                                                    --------       --------
Other income (expense):
   Fair value of warrants issued                                          --           (290)
   Preferred stock issuance costs                                         --           (237)
   Stock-based compensation cost - options                              (192)            --
   Change in fair value of derivative instruments                        208          1,086
   Other                                                                  (5)            (2)
                                                                    --------       --------
Total other income (expense)                                              11            557

Net earnings (loss) before income taxes                                 (169)           537
Provision (benefit) for income taxes                                      --              1
                                                                    --------       --------
Net earnings (loss)                                                     (169)           536
Dividend on 5% convertible preferred stock and accretion
   of preferred stock redemption value                                  (148)           (27)
                                                                    --------       --------
Net earnings (loss) available to common stockholders                $   (317)      $    509
                                                                    ========       ========
Net earnings (loss) per common share - basic and diluted:           $  (0.01)      $   0.02
                                                                    ========       ========
Weighted average common shares outstanding - basic and diluted        24,092         23,111
                                                                    ========       ========

                              SYSCAN IMAGING, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   -------------------------
                                                                      2006           2005
                                                                   ----------     ----------
                                                                                  (restated)
OPERATING ACTIVITIES
Net earnings (loss) available to common stockholders                $   (317)      $    509
Adjustments to reconcile net loss to net cash used by
   operating activities:
   Depreciation expense                                                   11              1
   Stock-based compensation cost - options                               192             --
   Preferred stock issuance expenses paid by issuance of warrants         --            290
   Change in fair value of derivative instruments                       (208)        (1,086)
   Dividend on 5% convertible preferred stock and accretion of
      preferred stock redemption value                                   128             27
Changes in operating assets and liabilities:
   Trade receivables                                                    (430)          (361)
   Inventories                                                           134           (141)
   Prepaid expenses and other current assets                             (83)            83
   Accrued dividends on 5% convertible preferred stock                    20             --
   Trade payables and other current liabilities                         (278)           (59)
                                                                    --------       --------
Cash used by operating activities                                       (831)          (737)
                                                                    --------       --------
INVESTING ACTIVITIES:
   Capital expenditures                                                   (4)          (112)
                                                                    --------       --------
   Cash used by investing activities                                      (4)          (112)
                                                                    --------       --------
FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                              --          1,855
   Advances/repayments - related parties                                 449            108
                                                                    --------       --------
Cash provided by financing activities                                    449          1,963
                                                                    --------       --------
Net increase (decrease) in cash and cash equivalents                    (386)         1,114

Cash and cash equivalents at beginning of period                       1,426            687
                                                                    --------       --------
Cash and cash equivalents at end of period                          $  1,040       $  1,801
                                                                    ========       ========

                               SYSCAN IMAGING, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

Syscan Imaging, Inc., (referred to herein as "Syscan" or the "Company") develops, designs and delivers various imaging technology solutions to the corporate/enterprise, small office-home office (SOHO), professional practice and consumer markets. Syscan is headquartered in San Jose, California, and is principally engaged in the design, development and marketing of Contact Image Sensor ("CIS") modules for use in scanners and fax machines. Syscan's manufacturing is completed at an affiliated China-based facility, which provides a low-cost manufacturing base for these industrial and consumer products. See
Note 3. Syscan's products are ideally suited for the mobile computer user who needs to scan and/or fax documents while away from the office.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Syscan have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.

The consolidated financial statements include the accounts of Syscan and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Certain accounts have been reclassified to conform to the current period's presentation.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123-R, SHARE-BASED PAYMENT ("SFAS 123(R)"). SFAS 123(R) replaces SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. SFAS 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense. Effective January 1, 2006, Syscan adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation expense recognized for the quarter March 31, 2006, includes the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in pro forma footnote disclosures), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Results for periods prior to January 1, 2006, have not been restated. See Note 6.

On June 7, 2005, the FASB issued Statement 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION 20 AND FASB STATEMENT 3, ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Syscan adopted SFAS 154 on January 1, 2006. The adoption had an impact to the Company's consolidated financial position, results of operations or cash flows. See Note 11.

                               SYSCAN IMAGING, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

In February 2006, the FASB issued SFAS 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT OF FASB STATEMENTS 133 AND 140, ("SFAS 155"). SFAS will be effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is currently assessing the impact of the statement.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company purchases the majority of its finished scanner imaging products from the parent company of its majority stockholder, Syscan Technology Holdings Limited ("STH"). See Note 5. The Company's Chairman and CEO, Darwin Hu, was formerly the CEO of STH, and beneficially owns approximately 5.33% of the issued and outstanding capital stock of STH.

During the three months ended March 31, 2006 and 2005, related party purchases from entities that are wholly-owned subsidiaries of STH were $1,409,000 and $1,266,000, respectively. The purchases were carried out in the normal course of business.

The following table is a summary of unsecured, interest-free and payable upon demand, amounts due from affiliated entities as of March 31, 2006 (IN THOUSANDS):

                   STH wholly-owed subsidiaries       $1,508
                   STH                                   346
                   Syscan's majority stockholder         100
                                                      ------
                                                      $1,954
                                                      ======

NOTE 4 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

CASH AND CASH EQUIVALENTS

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 31, 2006, the Company had consolidated balances of approximately $646,000, which were not guaranteed by FDIC. The Company has not experienced any losses in such accounts and believes the exposure is minimal.

                               SYSCAN IMAGING, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

MAJOR CUSTOMERS AND TRADE RECEIVABLES

A relatively small number of customers account for a significant percentage of the Company's sales. The percentage of sales derived from significant customers is as follows:

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                         ------------------
                                           2006      2005
                                          ------    ------
                       Customer A           37%       51%
                       Customer B           36        25
                       Customer C            9        14

Trade receivables from these customers totaled $1,592,000 at March 31, 2006. As of March 31, 2006 all the Company's trade receivables were unsecured.

NOTE 5 - CONCENTRATION OF SUPPLIER RISK

The Company purchases substantially all its finished scanner imaging products from one vendor that is also a subsidiary of the Company's majority stockholder. See Note 3. If this vendor became unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.

NOTE 6 - EMPLOYEE EQUITY INCENTIVE PLANS

STOCK-BASED COMPENSATION

Syscan has several stock-based employee compensation plans, which are more fully described in the 2005 Annual Report on Form 10-KSB. Prior to January 1, 2006, Syscan accounted for awards granted under those plans following the recognition and measurement principles of APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, compensation expense was recognized for awards granted at an exercise price less than fair market value of the underlying common stock on the date of grant. There were no awards during the three months ended March 31, 2005. Effective January 1, 2006, Syscan adopted the fair value recognition provisions of SFAS 123(R). See Note 2. The amount of stock-based compensation expense recognized during the three months ended March 31, 2006 was $192,000.

STOCK OPTIONS

The Company has 2,210,000 options granted under the 2002 Stock Option Plan that are subject to stockholder approval at the next annual or special meeting of stockholders, which has not been obtained as of the date of this quarterly filing and are not included in the following table, which summarizes stock option activity and related information through March 31, 2006:

                                                            WEIGHTED-
                                                            AVERAGE
                                                            EXERCISE
                                               OPTIONS        PRICE
                                              ---------     ---------
        Outstanding at December 31, 2005      3,760,000      $ 0.03
            Granted                             300,000        0.01
            Exercised                                --          --
            Cancelled                                --          --
                                              ---------      ------
        Outstanding at March 31, 2006         4,060,000      $ 0.03
                                              =========      ======

                               SYSCAN IMAGING, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The following table summarizes all options outstanding and exercisable by price range as of March 31, 2006:

                          OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                ---------------------------------------    ------------------------
                                WEIGHTED-
                                 AVERAGE       WEIGHTED-                  WEIGHTED-
   RANGE OF                     REMAINING       AVERAGE                    AVERAGE
   EXERCISE        NUMBER      CONTRACTUAL     EXERCISE       NUMBER      EXERCISE
    PRICES      OUTSTANDING    LIFE (YEARS)      PRICE     EXERCISABLE      PRICE
-------------   -----------    ------------    --------    ------------   ---------
    $0.01        4,000,000         6.00          $0.01       1,333,333      $0.01
$0.90 - $2.50       60,000         0.75          $1.17          60,000      $1.17

NOTE 7 - BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were not considered in calculating diluted net loss per common share for the three months ended March 31, 2006 as their effect would be anti-dilutive. Common stock equivalents were considered in calculating diluted net earnings per common share for the three months ended March 31, 2005, but had no impact on net earnings per share. As a result, for all periods presented, the Company's basic and diluted net earnings (loss) per share is the same.

NOTE 8 - EQUITY

COMMON STOCK ACTIVITY

There was no common stock activity during the three months ended March 31, 2006.

PREFERRED STOCK ACTIVITY

There was no preferred stock activity during the three months ended March 31, 2006.

PREFERRED STOCK DIVIDENDS

The Company's 5% Convertible Preferred Stock accrues cumulative dividends at a rate of five percent per annum, payable semiannually on July 1 and January 1. Dividends are payable in cash, by accretion of the stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Preferred Stock or to pay for dividends in cash or in shares of common stock, is at the Company's discretion. To date, the Company has not paid any dividends. During the three months ended March 31, 2006, preferred stock dividends were approximately $20,000 and recorded as a non-operating expense on the Company's statement of operations.

PREFERRED STOCK ACCOUNTING TREATMENT

Pursuant to SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133") and EITF Abstract No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS" ("EITF 00-19"), the Company's 5% Convertible Preferred Stock and related warrants, are deemed derivative instruments as a result of the embedded conversion feature. Accordingly, the fair value of these derivative instruments has been recorded in the Company's consolidated balance sheet as a liability with the corresponding amount as a discount to the 5% Convertible Preferred Stock. The discount is being accreted from the issuance date, March 15, 2005, through the redemption date, March 15, 2008, adjusted for conversions. Accretion of the preferred stock redemption value for the three months ended March 31, 2006 was approximately $128,000 and is disclosed as a non-operating expense on the Company's consolidated statement of operations. The decrease in the fair value of the liability for derivative contracts totaled approximately $208,000 for the three months ended March 31, 2006 and is included with other income (expense) in the consolidated statements of operations. See Note 11.

                               SYSCAN IMAGING, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The Company computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value of each derivative instrument and the resulting value of the derivative liability as of March 31, 2006 are as follows:

                                                                     EMBEDDED
                                                                    CONVERSION
                                                                     FEATURE
                                                                    ASSOCIATED
                                                                   WITH THE 5%
                                                                   CONVERTIBLE
                                           WARRANTS   WARRANTS   PREFERRED STOCK
                                           --------   --------   ---------------
Exercise/conversion Price                   $ 1.00     $ 2.00         $ 1.00
Fair value of the Company's common stock    $ 0.78     $ 0.78         $ 0.78
Expected life in years                         3.0        3.0            3.0
Expected volatility                             42%        42%            42%
Expected dividend yield                          0%         0%             0%
Risk free interest rate                          5%         5%             5%
Calculated fair value per share             $ 0.46     $ 0.19         $ 0.46

NOTE 9 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company is committed under various non-cancelable operating leases which extend through November 2011. Future minimum rental commitments are as follows:

                                               FUTURE
                                               MINIMUM
                          YEAR ENDING           LEASE
                           MARCH 31,          PAYMENTS
                          -----------         --------
                              2007             $  146
                              2008                100
                              2009                  1
                              2010                  1
                              2011                  1
                                               ------
                             Total             $  249
                                               ======

BANK LINE OF CREDIT

The Company has a line of credit to borrow up to $2,500,000, bearing interest at the rate of prime (7.75% at March 31, 2006) plus 0.5% and secured by all of the assets of the Company. Interest payments are due monthly and all unpaid interest and principal is due in full on October 30, 2006. Upon certain events of defaults as more fully described in the agreement, the default variable interest rate increases to prime plus 5.5%. The Company had $1,487,000 available for use at March 31, 2006.

                               SYSCAN IMAGING, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

EMPLOYMENT AGREEMENTS

The Company maintains employment agreements with its executive officers which extend through 2008. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of March 31, 2006 termination payments totaling $352,000 remain in effect.

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

CONVERTIBLE PREFERRED STOCK REGISTRATION RIGHTS AGREEMENT

In connection with the issuance of 5% Convertible Preferred Stock, the Company executed a Registration Rights Agreement (the "Agreement") with the purchasers thereof under which the Company agreed to register the common shares underlying the 5% Convertible Preferred Stock and related warrants. The Agreement provides for liquidated damages in the event the registration statement is not maintained continuously effective for a period of two years following the March 15, 2005 closing date. The liquidated damages total an amount equal to one percent (pro-rated for partial months) of the purchase price of the 5% Convertible Preferred Stock for each thirty day period effectiveness of a registration statement is not maintained and two percent for each thirty day period the registration statement ceases to remain effective. This registration was declared effective by the SEC on July 7, 2005, and remains effective as of the date of this filing. As such, there is no liquidated damages liability recorded on the Company's balance sheet at March 31, 2006.

                               SYSCAN IMAGING, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

NOTE 10 - SEGMENT AND GEOGRAPHIC INFORMATION

SEGMENT INFORMATION

Syscan operates in one segment, the design, development and delivery of various imaging technology solutions, most notably scanners, as defined by SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131").

GEOGRAPHIC INFORMATION

During the three months March 31, 2006 and 2005, Syscan recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product. The following table summarizes total net sales attributable to significant countries (IN THOUSANDS):

                                    THREE MONTHS MARCH 31,
                                    ----------------------
                                        2006       2005
                                      -------    -------
                U.S.                  $ 2,221    $ 1,675
                Asia                      118          7
                Europe and other           99         26
                                      -------    -------
                                      $ 2,438    $ 1,708
                                      =======    =======

Substantially all Syscan's identifiable assets are located in the U.S.

NOTE 11 - RESTATEMENT OF MARCH 31, 2005 INTERIM RESULTS FOR CORRECTION OF AN
ERROR

The financial statements for the three months ended March 31, 2005 have been restated to account for the Company's 5% Convertible Preferred Stock pursuant to SFAS 133 and EITF 00-19 (See Note 8) from the issuance date, March 15, 2005 through March 31, 2005. As a result, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 5% Convertible Preferred Stock at March 31, 2005. The discount was accreted from the date of issuance, March 15, 2005 through March 31, 2005. The following table presents the impact of the restatement adjustments on the Company's previously reported March 31, 2005 results on a condensed basis (IN THOUSANDS, EXCEPT PER SHARE data):

                               SYSCAN IMAGING, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

                                               AS OF OR FOR THE THREE MONTHS
                                                   ENDED MARCH 31, 2005
                                              ------------------------------
                                              AS PREVIOUSLY
                                                 REPORTED        AS RESTATED
                                              -------------      -----------
   STATEMENT OF OPERATIONS:
     Net sales                                    $ 1,708          $ 1,708
     Gross profit                                     604              604
     Total operating expenses                         624              624
     Total other income  (expense)                     (2)             557
     Net earnings (loss) available to
       common stockholders                            (22)             509

   BALANCE SHEET:
     Total assets                                 $ 7,366          $ 7,366
     Total current liabilities                        988              988
     Total liabilities                                988            1,756
     Total stockholders' equity                     6,378            5,610

   STATEMENT OF CASHFLOWS:
     Cash used by operating activities            $  (500)         $  (737)
     Cash used by investing activities               (112)            (112)
     Cash provided by financing activities          1,726            1,963

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Syscan Imaging, Inc.'s ("Syscan" or "Company") unaudited condensed consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to Syscan's Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on April 17, 2006.

Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

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

o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. A brief description of certain aspects, transactions and events is provided, including related party transactions that impact the comparability of the results being analyzed.

o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the three months ended March 31, 2006.

OVERVIEW

Our MD&A contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in this report, as well as factors not within our control. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

We are in the business of developing, designing and delivering imaging technology solutions. We currently have 14 patents issued in the United States and five patents issued in Taiwan. Additionally, we have five patents currently pending with the United States Patent and Trademark Office, three relate to image display technology and two relate to image scanning. We focus our research and development toward new deliverable and marketable technologies. We sell our products to clients throughout the world, including the United States, Canada, Europe, South America, Australia and Asia. We intend to leverage our experience, expertise and current technology in the image capture market by expanding our business to the image display market, which is deemed to be a much larger market.

Our strategy is to expand our image capture product line and technology while leveraging our assets in other areas of the imaging industry. We are actively shipping six categories of image capture products and intend to expand our product offerings to include seven new products during fiscal 2006. During the first three months of fiscal 2006, we introduced two new products under our value added reseller's ("VAR") brand names. Our expanded product line is in response to the increased market demand for faster and easier-to-use products as well as increased security to meet the growing need for information protection, including identity and financial transaction protection. In addition to expanding our image capture product line, we actively pursue the acquisition of technology and or companies in the image capture and display industry to complement our business model, improve our competitive positioning and further expand our product offerings.

CRITICAL ACCOUNTING POLICIES

Our MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, trade receivables and allowance for doubtful accounts, inventories, intangible and long-lived assets, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

REVENUE RECOGNITION. Revenues consist of sales of merchandise, including optical image capturing devices, modules of optical image capturing devices, and chips and other optoelectronic products. Revenue is recognized when the product is shipped and the risks and rewards of ownership have transferred to the customer. We recognize shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are charged to selling and marketing expense. Historically, sales returns have not been significant. As such, we do not record a reduction to revenue for estimated product returns in the same period that the related revenue is recorded.

INVENTORY AND WARRANTY RESERVES. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. As of March 31, 2006 we had no inventory reserve.

Currently, all our products are manufactured by a subsidiary of Syscan Technology Holdings (STH), the parent company of our majority stockholder. STH warrants the products it manufactures for us against defects in material and workmanship for a period of 18 months after the completion of manufacture. After such 18 month period, STH provides product repair services for us at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products. As a result of the product warranty provided by STH, Syscan does not record a product warranty reserve.

RELATED PARTY TRANSACTIONS. We have significant related-party transactions and agreements, including, but not limited to purchasing all our products from STH as discussed above. We believe such transactions have been accounted for at fair value. We utilized our best estimate of the value of these transactions and agreements. Had alternative assumptions been used, the values obtained may have been different. During the three months ended March 31, 2006 and 2005, related party purchases from entities that are wholly-owned subsidiaries of STH were $1,409,000 and $1,266,000, respectively. The purchases were carried out in the normal course of business.

The following table is a summary of unsecured, interest-free and payable upon demand, amounts due from affiliated entities as of March 31, 2006 (IN THOUSANDS):

                   STH wholly-owed subsidiaries       $1,508
                   STH                                   346
                   Syscan's majority stockholder         100
                                                      ------
                                                      $1,954
                                                      ======

INTANGIBLE AND LONG-LIVED ASSETS. We evaluate our intangible assets and long-lived assets, which represent goodwill, long-term investments, and fixed assets, for impairment annually or more frequently if we believe indicators of impairment exist. Significant management judgment is required during the evaluation, including in the forecasts of future operating results. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. We had no such asset impairments during the three months ended March 31, 2006.

INCOME TAXES. We utilize the liability method of accounting for income taxes. Deferred income tax assets and liabilities are calculated as the difference between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual income taxes may be materially different from our estimates. As a result of our analysis, we concluded that a full valuation allowance against our net deferred tax assets is appropriate at March 31, 2006.

CONTINGENCIES. From time to time, we are involved in disputes, litigation and other legal proceedings. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs. Currently, there are no outstanding legal proceedings or claims, which require a loss contingency.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. We account for our 5% Convertible Preferred Stock pursuant to Statement of Financial Accounting Standards ("SFAS") "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133") and the Emerging Issues Task Force ("EITF") Abstract No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS" ("EITF 00-19"). Accordingly, the embedded conversion feature associated with the 5% Convertible Preferred Stock and the warrants issued to the 5% Convertible Preferred Stock purchasers have been determined to be derivative instruments. The fair value of these derivative instruments, as determined by applying the Black-Scholes valuation model, is adjusted quarterly. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Additionally, although the Black-Scholes model meets the requirements of SFAS 133, the fair values generated by the model may not be indicative of the actual fair values of our 5% Convertible Preferred Stock as our derivative instruments have characteristics significantly different from traded options.

RESULTS OF OPERATIONS

The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 (IN THOUSANDS):

                                          THREE MONTHS MARCH 31,          CHANGE
                                          ----------------------      ---------------
                                            2006          2005          $         %
                                          --------      --------      -----     -----
Net sales                                 $  2,438      $  1,708      $ 730       43%

Cost of sales                                1,616         1,104        512       46
  As a percentage of sales                      66%           65%

  Selling and marketing expense                281           152        129       85
  General and administrative expense           337           296         41       14
  Research and development expense             384           176        208      118

Total other income (expense)                    11           557         NM       NM
Dividend on 5% convertible preferred
  stock and accretion of preferred
  stock redemption value                      (148)          (27)        NM       NM

NM = Not Meaningful

NET SALES

The significant increase in net sales was attributable to our increased product offerings. We introduced our duplex scanners (DocketPORT) in the third quarter of fiscal 2005, which created a broader base of products. Approximately $446,000 of our increased revenue was attributable to sales of our duplex scanners. To a lesser extent, our net sales were positively impacted by our gradual trending towards the VAR and small office home office ("SOHO") markets, which is a result of our efforts to appeal to customers in these sales channels.

Sales to our four largest customers represented 82% and 90% in the three months ended March 31, 2006 and 2005, respectively. We expect that our largest customers will continue to account for a substantial portion of our net sales in the remainder of fiscal 2006 and for the foreseeable future. The identities of our largest customer and their respective contributions to our net sales have varied and will likely continue to vary from period to period.

We expect net sales to increase as we continue to offer additional products in the image display market and expand to the image display market.

COST OF SALES, INCLUDING GROSS PROFIT

Cost of goods sold ("COGS") includes all direct costs related to the transfer of scanners, imaging modules and services related to the delivery of those items manufactured in China, and to a lesser extent engineering services and software royalties. COGS increased in absolute dollars as a result of the increased net sales during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. COGS as a percentage of net sales remained fairly constant as a result of the stability of our average selling price and related material cost used to manufacture our products. We expect this trend to continue for the foreseeable future.

During the three months ended March 31, 2006 and 2005, we purchased $1,409,000 and $1,266,000, respectively, which represents a significant portion of our cost of sales, from one vendor that is also a subsidiary of our majority stockholder. If this vendor became unable to provide materials in a timely manner and we were unable to find alternative vendors, our business, operating results and financial condition would be materially adversely affected.

SELLING AND MARKETING EXPENSE

Selling and marketing expenses consist primarily of salaries and related costs of employees engaged in the sales, marketing and customer account management functions and to a lesser extent market development and promotional funds for our retail distributions channels, tradeshows, website support, warehousing, logistics and certain sales representative fees. The increase during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is primarily attributable to the increased staff and related marketing activities to support our expanding products offerings and the addition of direct sales personnel in Europe and Asia. We expect selling and marketing expenses to increase as we continue to expand our marketing efforts and the number of products we offer.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of costs associated with our executive, financial, human resources and information services functions, facilities-related expenses and outside professional services such as legal and accounting. The increase was a result of increased personnel costs to support our expanding business and related infrastructure and the increased expenses associated with maintaining our public company status. We expect general and administrative expenses to increase somewhat as our business continues to grow and the costs associated with being a public company continue to increase as a result of our required reporting requirements, including but not limited to expenses incurred to comply with the Sarbanes-Oxley Act of 2002.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of salaries and related costs of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production. Research and development expense increased during the three months ended March 31, 2006 as compared to March 31, 2005 as we continue to focus on key product development areas. We expect research and development expenses to increase as we continue to invest in the future and strengthen our intellectual property position within our highly competitive market.

TOTAL OTHER INCOME (EXPENSE)

Other income (expense) for the three months ended March 31, 2006 was mainly attributable to the following:

o Other expense: Stock-based compensation cost of $192,000, which represents a non-cash charge to our statement of operations as a result of adopted the fair value recognition provisions of SFAS 123(R). See "Notes to Financial Statements Note 2."

o Other income: A $208,000 decrease in the fair value of our derivative instruments associated with our 5% Convertible Series A Preferred Stock.

During the three months ended March 31, 2005 our other income (expense) was a result of issuing our 5% Convertible Preferred Stock as follows:

o The $1,086,000 change in value of our derivative instruments associated with our 5% Convertible Series A Preferred Stock from the date of issuance, March 15, 2005 through March 31, 2005;

o     Cash paid for issuance costs of $237,000 in connection with our offering;
      and

o A non-cash charge of $290,000 representing the fair value of 186,500 warrants issued to the placement agent for the sale of the preferred stock.

DIVIDEND ON 5% CONVERTIBLE PREFERRED STOCK AND ACCRETION OF PREFERRED STOCK REDEMPTION VALUE

During the three months ended March 31, 2006 dividends and accretion on our 5% Convertible Series A Preferred Stock were approximately $20,000 and $128,000, respectively. As our 5% Convertible Series A Preferred Stock was issued at the end of the March 2005, we did not accrue any dividends and our accretion was only $27,000 during the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, our principal sources of liquidity included cash and cash equivalents of $1,040,000 and unused borrowing capacity of $1,487,000 under our bank line of credit. We had no significant cash outlays during the three months ended March 31, 2006.

Operating activities: Cash used by operating activities during the three months ended March 31, 2006 was primarily to fund our net loss, as adjusted for non-cash items such as stock-based compensation associated with issuing options and changes in our derivative instruments and convertible preferred stock. Additional uses of cash included an increase in our trade receivables offset by an increase in our trade payables. The increased receivables are a result of the dramatic increase in sales. As we have had to ramp up inventory purchases to meet the increased demand for our products, our cash was somewhat constrained during the three months ended March 31, 2006. During the three months ended March 31, 2005, cash used by operations resulted from funding our net loss and increased trade receivables and inventories. We expect future cash provided
(used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing activities: For both the three months ended March 31, 2006 and 2005, cash used in investing activities was attributable to the purchase of capital equipment.

Financing activities: For the three months ended March 31, 2006, cash provided by financing activities was a result of payments from related party receivables. For the three months ended March 31, 2005, cash provided by financing activities was a result of issuing our 5% Convertible Preferred Stock, which resulted in a cash inflow of $1,618,000, net of issuance costs. All advances to and repayments from related parties during the three months ended March 31, 2006 and 2005 were made in the ordinary course of business

CASH AND WORKING CAPITAL REQUIREMENTS

As previously discussed, we plan to continue increasing our presence in the image capture market and expand our operations into the image display area, which may require additional capital. Additionally, we may seek to expand our operations through acquisitions of companies in the image capture and display industry that we believe could complement our business model, improve our competitive positioning and expand our product offerings.

Considering current cash reserves and other sources of liquidity, including our bank line of credit and borrowing from related parties, management believes that the Company will have sufficient sources of financing to continue its normal operations through at least the next twelve months. However, our business expansion plans may require additional capital through either the incurrence of debt or the issuance of equity securities, depending on the prevailing market and other conditions. There is no assurance that such additional funds will be available for us to finance our expansion plans. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements as we expand our business operations.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (IN THOUSANDS):

                                              LESS THAN   ONE-THREE   THREE-FIVE
                                     TOTAL     ONE YEAR      YEARS       YEARS
                                     ------   ---------   ---------   ----------
Line of credit (1)                   $1,013     $1,013      $   --      $   --
Operating lease obligations             249        146         102           1
                                     ------     ------      ------      ------
Total contractual cash obligations   $1,262     $1,159      $  102      $    1
                                     ======     ======      ======      ======

(1) We have a line of credit up to $2,500,000, bearing interest at the rate of prime (7.75% at March 31, 2006) plus 0.5% and secured by all our assets. Interest payments are due monthly and all unpaid interest and principal is due in full on October 30, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2006, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

TRENDS

As of March 31, 2006, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties, except as described in "NOTES TO FINANCIAL STATEMENTS NOTE 9 - COMMITMENTS AND CONTINGENCIES" existed, which are likely to have a material effect on our liquidity.

ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2006.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Please refer to the "NOTES TO FINANCIAL STATEMENTS NOTE 9 - COMMITMENTS AND CONTINGENCIES" for a discussion of the Company's legal proceedings.

ITEM 5 - OTHER INFORMATION

On May 2, 2006 we filed our definitive proxy statement with the Securities and Exchange Commission relating to our annual meeting of stockholders. The annual meeting date has subsequently been changed from June 9, 2006 to June 23, 2006 and the location of the annual meeting will be included in the proxy materials sent to our stockholders as well as included in a press release.

ITEM 6 - EXHIBITS

EXHIBIT
 NUMBER    DESCRIPTION OF EXHIBIT                METHOD OF FILING
--------   -----------------------------------   -------------------------------
   2.1     Share Exchange Agreement              Incorporated by reference to
                                                 Exhibit 99.1 to Form 8-K dated
                                                 April 19, 2004

   3.1     Certificate of Incorporation, dated   Incorporated by reference to
           February 15, 2002                     Exhibit 3.1 on Form 10-KSB
                                                 dated March 31, 2005

   3.2     Certificate of Amendment to the       Incorporated by reference to
           Company's Certificate of              Exhibit 3.2 on Form 10-KSB
           Incorporation dated March 19, 2004    dated March 31, 2005

   3.3     Certificate of Designation of         Incorporated by reference to
           Preferences, Rights and Limitations   Exhibit 10.4 on Form 8-K dated
           of Series A Preferred Stock as        March 21, 2005
           filed with the Secretary of State
           of the State of Delaware on March
           15, 2005

   3.4     Amended and Restated Bylaws           Incorporated by reference to
                                                 Exhibit 3.4 on Form 10-KSB
                                                 dated March 31, 2005

  10.1     Form of Convertible Preferred Stock   Incorporated by reference to
           and Common Stock Warrant Purchase     Exhibit 10.1 on Form 8-K dated
           Agreement entered into by and         March 21, 2005
           between the Company and the
           purchasers

  10.2     Form of Common Stock Purchase         Incorporated by reference to
           Warrant                               Exhibit 10.2 on Form 8-K dated
                                                 March 21, 2005

  10.3     Form of Registration Rights           Incorporated by reference to
           Agreement                             Exhibit 10.3 on Form 8-K dated
                                                 March 21, 2005

  10.4     2002 Amended and Restated Stock       Incorporated by reference to
           Option Plan                           Exhibit 10.4 on Form 10-KSB
                                                 dated March 31, 2005

  31.1     Certification Pursuant to Section     Filed herewith
           302 of the Sarbanes-Oxley Act -
           Darwin Hu

  31.2     Certification Pursuant to Section     Filed herewith
           302 of the Sarbanes-Oxley Act -
           William Hawkins

  32.1     Certifications Pursuant to Section    Filed herewith
           906 of the Sarbanes-Oxley Act -
           Darwin Hu

  32.2     Certifications Pursuant to Section    Filed herewith
           906 of the Sarbanes-Oxley Act -
           William Hawkins

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Syscan Imaging, Inc has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SYSCAN IMAGING, INC.


                                 Date: May 15, 2006


                                 /S/ DARWIN HU
                                 -------------
                                 Darwin Hu, Chairman and Chief Executive Officer


                                 Date: May 15, 2006


                                 /S/ WILLIAM HAWKINS
                                 -------------------
                                 William Hawkins, Acting Chief Financial Officer Chief Operating Officer and Secretary