Form 10QSB/A
period 2005-03-31
SYSVIEW TECHNOLOGY, INC.
filed 2006-08-16
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2

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

                            SYSVIEW TECHNOLOGY, INC.
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

================================================================================
EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A-2 ("Form 10-QSB/A-2") is being filed as Amendment No. 2 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, which was originally filed with the Securities and Exchange Commission ("SEC") on May 16, 2005 (the "Original Filing") and amendment No. 1 to the Original Filing was filed with the SEC on June 20, 2005 ("Amendment No. 1"). We are filing this Amendment No. 2 to correct how we accounted for our five percent (5%) Convertible Preferred Stock and related warrants. We are amending and restating the following specific items in this Amendment No. 2:

PART I.       FINANCIAL INFORMATION

Item 1. Financial Statements:

    Condensed Consolidated Balance Sheet as of March 31, 2005
    Condensed Consolidated Statements of Operations for the Three Months
      Ended March 31, 2005
    Condensed Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 2005

    Certain Notes to Condensed Consolidated Financial Statements:
        Note 4 - Preferred Stock
        Note 7 - Earnings Per Share

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

    Critical Accounting Policies - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

    Results of Operations - THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004 SPECIFIC TO OTHER INCOME (EXPENSE), ACCRETION OF PREFERRED STOCK REDEMPTION VALUE AND NET EARNINGS

PART II. OTHER INFORMATION

Item 6.  Exhibits

    31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Darwin Hu
    31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - William Hawkins
    32.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act - Darwin Hu
    32.2 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act - William Hawkins


We are therefore amending and restating "Item 1. Financial Statements" and "Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in their entirety in this Amendment No. 2 to correct how we account for our five percent (5%) Convertible Preferred Stock and related warrants. We are also amending and restating in its entirety "Item 6. Exhibits" to reflect our inclusion of updated Exhibits 31 and 32 for this filing. Other than the above specific items, there have been no other changes to the Original Filing or Amendment No. 1 thereto.

Items included in the Original Filing and Amendment No. 1 that are not included herein are not amended and remain in effect as of the date of their filings. Except as noted above, this Form 10-QSB/A-2 does not update information that was presented in our Original Filing or Amendment No. 1 to reflect recent developments that have occurred since the date of their filings. Information concerning recent developments since the filing of our Quarterly Report for March 31, 2005 can be found in other filings we have made with the SEC since May 16, 2005.
================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS



                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2005 (UNAUDITED)
                                 (IN THOUSANDS)

                            ASSETS                                           (RESTATED)
------------------------------------------------------
Current assets
   Cash and cash equivalents                                                  $  1,801
   Trade receivables, net                                                        1,489
   Inventories                                                                     637
   Prepayments, deposits and other current assets                                  135
   Due from related parties                                                      2,157
                                                                              --------
Total current assets                                                             6,219

Fixed assets, net                                                                  134
Intangible assets                                                                   13
Long-term investment                                                               998
                                                                              --------

TOTAL ASSETS                                                                  $  7,364
                                                                              ========


            LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------
Current liabilities
   Bank line of credit                                                        $    700
   Letter of credit                                                                233
   Trade payables and accruals                                                      55
                                                                              --------
Total current liabilities                                                          988

Other liabilities
  Liability under derivative contracts                                             768

Commitments and contingencies

5% Convertible preferred stock $.001 par value, 2,000 authorized, 19 shares         27
    issued and outstanding, liquidation value of $18,650

Stockholders' equity

   Common stock: $0.001 par value; 50,000,000 shares authorized
      and 23,110,515 shares issued and outstanding                                  23
   Additional paid in capital                                                   25,768
   Accumulated deficit                                                         (20,210)
                                                                              --------
Total stockholders' equity                                                       5,581
                                                                              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  7,364
                                                                              ========
            SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                ---------------------
                                                                   2005        2004
                                                                (RESTATED)
                                                                 --------    --------


Net sales                                                        $  1,708    $  1,506

Cost of sales                                                       1,104       1,038
                                                                 --------    --------

Gross profit                                                          604         468

Operating expenses:
  Selling and marketing                                               152         194
  General and administrative                                          296         148
  Research and development                                            176         113
                                                                 --------    --------
Total operating expenses                                              624         455
                                                                 --------    --------

Operating earnings (loss)                                             (20)         13
                                                                 --------    --------

Other income (expense):
  Fair value of warrants issued                                      (290)       --
  Preferred stock issuance costs                                     (237)       --
  Change in fair value of derivative instruments                    1,086
  Other                                                                (2)          2
                                                                 --------    --------
Total other income (expense)                                          557           2
                                                                 --------    --------

Net earnings before income taxes                                      537          15
Provision for income taxes
                                                                        1        --
                                                                 --------    --------

Net earnings                                                          536          15
Accretion of preferred stock redemption value                         (27)       --
                                                                 --------    --------
Net earnings available to common stockholders                    $    509    $     15
                                                                 ========    ========

Net earnings per common share - basic and diluted:               $   0.02    $   --
                                                                 ========    ========

Weighted average common shares outstanding - basic and diluted     23,111      21,117
                                                                 ========    ========




            SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                              ------------------
                                                                                 2005     2004
                                                                              (RESTATED)
                                                                              ---------  -------

OPERATING ACTIVITIES
Net earnings available to common stockholders                                 $   509    $    15
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation expense                                                              1          2
  Preferred stock issuance expenses paid by issuance of warrants                  290       --
  Change in fair value of derivative instruments                               (1,086)      --
  Dividend on 5% convertible preferred stock and accretion of
     Preferred stock redemption value                                              27       --
  Changes in operating assets and liabilities:
     Trade receivables                                                           (361)       603
     Inventories                                                                 (141)       (67)
     Prepaid expenses and other current assets                                     83        (50)
     Trade payables and other current liabilities                                 (59)      (138)
                                                                              -------    -------
Cash provided (used) by operating activities                                     (737)       365
                                                                              -------    -------

INVESTING ACTIVITIES:
  Capital expenditures                                                           (112)        (7)
                                                                              -------    -------
Cash used by investing activities                                                (112)        (7)
                                                                              -------    -------

FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                                     1,855       --
  Advances/repayments - related parties                                           108       (846)
                                                                              -------    -------
Cash provided (used) by financing activities                                    1,963       (846)
                                                                              -------    -------

Net increase (decrease) in cash and cash equivalents                            1,114       (488)

Cash and cash equivalents at beginning of period                                  687      1,020
                                                                              -------    -------

Cash and cash equivalents at end of period                                    $ 1,801    $   532
                                                                              =======    =======






            SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)
================================================================================


1 - STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited condensed consolidated financial statements of Sysview Technology, Inc. ("Sysview", "the Company", "we" or "our") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.

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

Our wholly-owned subsidiary, Syscan Inc., was founded in Silicon Valley in 1995 to develop and manufacture a new generation of CIS (CMOS-Complimentary Metal Oxide Silicon) imaging sensor devices. During the late 1990's, Syscan Inc. established many technical milestones and was granted numerous patents based on their linear imaging technology (Contact Image Sensors). Our patented CIS and mobile imaging scanner technology provides very high quality images but at extremely low power consumption, allowing us to deliver very compact scanners in a form ideally suited for the mobile computer user who needs to scan and/or fax documents while away from their office. Sysview's manufacturing is completed at an affiliated China-based facility, which provides a low-cost manufacturing base for these industrial and consumer products. Sysview's products are ideally suited for the mobile computer user who needs to scan and/or fax documents while away from the office.

BASIS OF PRESENTATION

As a result of the reverse acquisition, the financial statements of the Company become those of Sysview and thus, the consolidated financial statements of the Company represent the activities of its 100% owned subsidiary, Syscan. Although the Company is the legal acquirer, Sysview will be treated as having acquired the Company for accounting purposes and all of the operations reported represent the historical financial statements of Sysview. All intercompany transactions are eliminated in consolidation.

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

Our geographic sales as a percent of total revenue were as follows for the quarters ended March 31:

                                        2005              2004
                                      --------          ---------
United States                            98%               97.6%
Asia Pacific                            0.4%                0.1%
Europe and others                       1.6%                2.3%





Sales to major customers as a percentage of total revenues were as follows for the quarters ended March 31:

                                           2005               2004
                                         --------           --------
Customer A                                  26%                20%
Customer B                                  26%                33%
Customer C                                  23%                16%
Customer D                                  14%                 4%
Customer E                                   -                 11%


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

PREFERRED STOCK ACCOUNTING TREATMENT. Pursuant to SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133") and EITF Abstract No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS" ("EITF 00-19"), the Company's 5% Convertible Preferred Stock and related warrants, are deemed derivative instruments as a result of the embedded conversion feature. Accordingly, the fair value of these derivative instruments has been recorded in the Company's consolidated balance sheet as a liability with the corresponding amount as a discount to the 5% Convertible Preferred Stock. The discount is being accreted from the issuance date, March 15, 2005, through the redemption date, March 15, 2008, adjusted for conversions. Accretion of the preferred stock redemption value for the three months ended March 31, 2005 was approximately $27,000 and is disclosed as a non-operating expense on the Company's consolidated statement of operations. The decrease in the fair value of the liability for derivative contracts totaled approximately $1,086,000 for the three months ended March 31, 2005 and is included with other income (expense) in the consolidated statements of operations.

The Company computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value of each derivative instrument and the resulting value of the derivative liability as of March 31, 2005 are as follows:

                                                                     EMBEDDED
                                                                    CONVERSION
                                                                     FEATURE
                                                                    ASSOCIATED
                                                                       WITH
                                                                      THE 5%
                                                                   CONVERTIBLE
                                                                    PREFERRED
                                           WARRANTS    WARRANTS        STOCK
                                           --------    --------      ---------
Exercise/conversion Price                   $ 1.00      $ 2.00       $  1.00
Fair value of the Company's common stock    $ 1.35      $ 1.35       $  1.35
Expected life in years                         3.0         3.0           3.0
Expected volatility                            30%          30%           30%
Expected dividend yield                         0%           0%            0%
Risk free interest rate                         5%           5%            5%
Calculated fair value per share             $ 1.14      $ 0.50       $  1.14


5 - RELATED PARTY TRANSACTIONS

The Company purchases significantly all its finished scanner imaging products from the parent company of its majority stockholder, Syscan Technology Holdings Limited ("STH"). Our Chairman and CEO, Darwin Hu, was formerly the CEO of STH, and beneficially owns approximately 5.33% of the issued and outstanding capital stock of STH.

During the three months ended March 31, 2005 and 2004, related party purchases from entities that are wholly-owned subsidiaries of STH were $1,266,000 and $1,084,000, respectively. The purchases were carried out in the normal course of business.

The following table is a summary of unsecured, interest-free and payable upon demand, amounts due from affiliated entities as of March 31, 2005:



Due from STH                                               $    346,000

Due from Majority Stockholder                                   100,000

Due from various subsidiaries wholly-owned by STH             1,711,000

                                                           ------------
                                                           $  2,157,000
                                                           ============


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

LITIGATION, CLAIMS AND ASSESSMENTS - On May 20, 2003, Syscan, Inc., the Company's wholly-owned subsidiary, filed a lawsuit named SYSCAN, INC. V. PORTABLE PERIPHERAL CO., LTD. ("PPL"), IMAGING RECOGNITION INTEGRATED SYSTEMS, INC., CARDREADER INC. AND TARGUS INC. (Case No. C03-02367 VRW) in United States District Court, Northern District of California. Syscan, Inc alleges claims against the above-mentioned parties for patent infringement of patent nos. 6,054,707, 6,275,309 and 6,459,506, and unfair competition. Syscan, Inc expects to continue the case unless a reasonable settlement amount from the defendants or a licensing agreement to the satisfaction of Syscan, Inc is entered.

Syscan, Inc is seeking: (1) a temporary restraining order, preliminary injunction and permanent injunction against defendants, restraining defendants from patent infringement and unfair competition; (2) treble damages due to defendants' willful infringement; (3) punitive damages; (4) accounting of unjust enrichment by defendants, resulting from defendants' unfair competition; and (5) attorney's fees and costs.

The defendants are jointly represented by PPL's counsel. PPL has initiated counterclaims against Syscan, Inc for patent invalidity. Syscan, Inc has not yet been able to quantify its damage claim against PPL. Syscan, Inc intends to vigorously pursue this claim and denies PPL's counterclaim of patent invalidity.

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

7 - EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were considered in calculating diluted net earnings per common share for the three months ended March 31, 2005, but had no impact on net earnings per share. As a result, the Company's basic and diluted net earnings per share is the same.

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

Information about options outstanding and exercisable at March 31, 2005 is summarized below:


--------------------------- ----------------- ----------------------- -------------------------
                                                 Weighted-Average
                                              Remaining Contractual
 Range of exercise prices        Number            Life (Years)           Weighted-Average
                              outstanding                                  Exercise Price
--------------------------- ----------------- ----------------------- -------------------------
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

     o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the years ended March 31, 2005 compared to the same periods in 2004. A brief description is provided of transactions and events, including related party transactions that impact the comparability of the results being analyzed.

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

Sysview Technology, Inc. currently designs and manufactures imaging technology solutions for a worldwide customer base. Sysview's core business is currently focused on the manufacturing and worldwide delivery of 20 plus mobile image-scanning products, which has allowed Sysview to become the largest OEM - private label manufacturer of USB driven mobile scanning systems for a large number of major brands. The Company's strong intellectual property portfolio in the imaging area consists of 19 patents with an additional 3 patents pending. The Company has 3 patent applications currently pending with the US Patent & Trademark Office, 2 of which relate to image display technology and one of which relates to image scanning.

In 2003, Sysview began developing new technologies targeted towards the flat panel LCD display market. A natural extension of their patented image scanning technologies multiple products are in development with the first expected to reach the marketplace in 2006. The products are designed to significantly enhance picture quality, decrease power consumption, extend product life and greatly reduce the manufacturing costs associated with flat-panel televisions.

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

While we continue to grow our presence in image capture technology, we have begun creating, through research and development, new technology solutions for the substantially larger, image display market. More specifically we are creating products and technologies to accent and enhance the Liquid Crystal Display (LCD) television market. Our first image display product, expected to be available for delivery during 2006 is the Sysview View Tech image/video display processor. The View Tech control board is a highly integrated, high performance video processor that combines state-of-the-art scaling and video processing techniques for displaying analog and digital video/graphics on a LCD-TV/DTV display. We believe that this product will provide advanced image processing that will greatly enhance LCD display quality. Its state-of-the-art design incorporates a system-on-chip (SOC) that improves any pixilated multimedia video. The next product/technology that we are developing is a Light Emitting Diode (LED) backlighting solution to replace the industries current standard Cold Cathode Fluorescent Lamp (CCFL). The principal behind this technology is related to the proprietary technology used in our image capture products. The benefits are substantial, including longer life, higher dimming ratio, sharper contrast, and near high definition resolution without filters, all at a performance value.

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

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

 We account for our 5% Convertible Preferred Stock pursuant to Statement of Financial Accounting Standards ("SFAS") "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133") and the Emerging Issues Task Force ("EITF") Abstract No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS" ("EITF 00-19"). Accordingly, the embedded conversion feature associated with the 5% Convertible Preferred Stock and the warrants issued to the 5% Convertible Preferred Stock purchasers have been determined to be derivative instruments. The fair value of these derivative instruments, as determined by applying the Black-Scholes valuation model, is adjusted quarterly. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Additionally, although the Black-Scholes model meets the requirements of SFAS 133, the fair values generated by the model may not be indicative of the actual fair values of our 5% Convertible Preferred Stock as our derivative instruments have characteristics significantly different from traded options. Accordingly, the results obtained could be significantly different if other assumptions were used. The effect of this entry would be a charge to net earnings, thereby either increasing or reducing our net earnings based upon the results obtained,


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004


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

OTHER INCOME (EXPENSE)

During the three months ended March 31, 2005 our other income (expense) was a result of issuing our 5% Convertible Preferred Stock as follows:

     o The $1,086,000 decrease in the fair value of the liability for derivative contracts (associated with our 5% Convertible Series A Preferred Stock). Pursuant to SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133") and EITF Abstract No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS" ("EITF 00-19"), the decrease in the fair value of the liability for derivative contracts is included as other income in our consolidated statements of operations.
     o Cash paid for issuance costs of $237,000 in connection with our offering; and
     o A non-cash charge of $290,000 representing the fair value of 186,500 warrants issued to the placement agent for the sale of the preferred stock.

Our other income (expense) for the quarters ended March 31, 2004 was immaterial to the overall financial statements.

ACCRETION OF PREFERRED STOCK REDEMPTION VALUE

During the three months ended March 31, 2005 accretion on our 5% Convertible Series A Preferred Stock was approximately $27,000. As our 5% Convertible Series A Preferred Stock was issued at the end of the March 2005, we did not accrue any accretion during the three months ended March 31, 2004.

NET EARNINGS

Net earnings for the quarter ended March 31, 2005 were approximately $509,000 compared to net earnings of approximately $15,000 during the same period in 2004. The increase was primarily attributable to the accounting for our preferred stock as discussed above, which resulted in a net increase to our earning of $559,000. The positive impact of the accounting for our preferred stock was somewhat offset by the substantial increase in G&A of $149,100 and R&D of $62,700 expenses as the Company prepares to meet future revenue growth from new products.

RELATED PARTY TRANSACTIONS

We purchase significantly all our finished scanner imaging products from the parent company of its majority stockholder, Syscan Technology Holdings Limited ("STH"). Our Chairman and CEO, Darwin Hu, was formerly the CEO of STH, and beneficially owns approximately 5.33% of the issued and outstanding capital stock of STH.


During the three months ended March 31, 2005 and 2004, related party purchases from entities that are wholly-owned subsidiaries of STH were $1,266,000 and $1,084,000, respectively. The purchases were carried out in the normal course of business.

The following table is a summary of unsecured, interest-free and payable upon demand, amounts due from affiliated entities as of March 31, 2005:



Due from STH                                            $    346,000

Due from Majority Stockholder                                100,000

Due from various subsidiaries wholly-owned by STH          1,711,000
                                                        ============

                                                        $  2,157,000
                                                        -------------


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $1,801,000 as of March 31, 2005 compared to $687,000 at December 31, 2004 and working capital at March 31, 2005 was approximately $5,231,000 compared to $3,747,000 at December 31, 2004. The increase in cash and working capital is primarily attributable to the cash proceeds of approximately $1,618,000 received from our convertible preferred stock offering completed in March 2005.

OPERATING ACTIVITIES. Net cash flows provided (used ) by operating activities was ($737,000) and $365,000 for the quarter ended March 31, 2005 and 2004, respectively. Net cash provided by operating activities for both periods primarily reflects net income and net changes in operating assets and liabilities such as accounts receivable, inventory and accounts payable. Other factors affecting net cash used in operating activities for 2005 primarily reflects net loss adjusted by (i) non-cash accounting entries in connection with the sale of our 5% Series A Preferred Stock and (ii) non-cash entries in connection with issuing stock options below fair market value. Cash generated by operating activities for 2004 is primarily explained by (i) decreases in accounts receivable representing cash collections from the prior year's fourth quarter and (ii) increases in inventory levels as we built up inventories to respond to forecasted demand for our products from the prior year's fourth quarter. Cash used by operating activities for 2005 is explained by (i) increases in accounts receivable due to increased sales and (ii) increases in inventory levels as we built up inventories to respond to forecasted demand for our products from the prior year's fourth quarter.

INVESTING ACTIVITIES. Net cash flows used in investing activities during the three months ended March 31, 2005 and 2004 consisted of cash paid for capital expenditures.

FINANCING ACTIVITIES. Net cash flows provided (used) by financing activities for the quarter ended March 31, 2005 and 2004 was $1,963,000 and ($846,000), respectively. Cash flows generated from financing activities for the first quarter of 2005 primarily represents cash received from the sale of our Series A preferred stock offering. For periods presented, advances to and/or repayments from related party receivables and payables were made in the ordinary course of business.

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

PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS


    EXHIBIT NUMBER
                        DESCRIPTION OF EXHIBIT                           METHOD OF FILING
   ----------------     ---------------------------------------------    ---------------------------------------------
               2.1      Share Exchange Agreement                         Incorporated by reference to Exhibit 99.1
                                                                         to Form 8-K dated April 19, 2004
               3.1      Certificate of Incorporation, dated              Incorporated by reference to Exhibit 3.1 on
                        February 15, 2002                                Form 10-KSB dated March 31, 2005
               3.2      Certificate of Amendment to the Company's        Incorporated by reference to Exhibit 3.2 on
                        Certificate of Incorporation dated March         Form 10-KSB dated March 31, 2005
                        19, 2004
               3.3      Certificate of Designation of Preferences,       Incorporated by reference to Exhibit 10.4
                        Rights and Limitations of Series A               on Form 8-K dated March 21, 2005
                        Preferred Stock as filed with the Secretary
                        of State of the State of Delaware on March
                        15, 2005
               3.4      Amended and Restated Bylaws                      Incorporated by reference to Exhibit 3.4 on
                                                                         Form 10-KSB dated March 31, 2005
              10.1      Form of Convertible Preferred Stock and          Incorporated by reference to Exhibit 10.1
                        Common Stock Warrant Purchase Agreement          on Form 8-K dated March 21, 2005
                        entered into by and between the Company and
                        the purchasers
              10.2      Form of Common Stock Purchase Warrant            Incorporated by reference to Exhibit 10.2
                                                                         on Form 8-K dated March 21, 2005
              10.3      Form of Registration Rights Agreement            Incorporated by reference to Exhibit 10.3
                                                                         on Form 8-K dated March 21, 2005
              10.4      2002 Amended and Restated Stock Option Plan      Incorporated by reference to Exhibit 10.4
                                                                         on Form 10-KSB dated March 31, 2005
              31.1      Certification Pursuant to Section 302 of         Filed herewith
                        the Sarbanes-Oxley Act - Darwin Hu
              31.2      Certification Pursuant to Section 302 of         Filed herewith
                        the Sarbanes-Oxley Act - William Hawkins
              32.1      Certifications Pursuant to Section 906 of        Filed herewith
                        the Sarbanes-Oxley Act - Darwin Hu
              32.2      Certifications Pursuant to Section 906 of        Filed herewith
                        the Sarbanes-Oxley Act - William Hawkins


                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: August 16, 2006                         By: /S/ DARWIN HU
                                                 ----------------
                                               Name:  Darwin Hu
                                               Title: Chief Executive Officer

Dated: August 16, 2006                         By: /S/ WILLIAM HAWKINS
                                                 ---------------------
                                               Name:  William Hawkins
                                               Title: Acting Chief Financial
                                                      Officer, Chief Operating
                                                      Officer and Secretary