Form 10QSB/A
period 2005-06-30
SYSVIEW TECHNOLOGY, INC.
filed 2006-08-16
CIK 1096857

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A ("Form 10-QSB/A-2") is being filed as Amendment No. 2 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, which was originally filed with the Securities and Exchange Commission ("SEC") on August 15, 2005 (the "Original Filing") and amendment No. 1 to the Original Filing was filed with the SEC on August 22, 2005 ("Amendment No. 1"). We are filing this Amendment No. 2 to correct how we accounted for our
(i) five percent (5%) Convertible Preferred Stock and related warrants and (ii) stock-based compensation costs. We are amending and restating the following specific items in this Amendment No. 2:

PART I.       FINANCIAL INFORMATION

Item 1. Financial Statements:

    Condensed Consolidated Balance Sheet as of June 30, 2005
    Condensed Consolidated Statements of Operations for the Three and
      Six Months Ended June 30, 2005
    Condensed Consolidated Statements of Cash Flows for the Three and
      Six Months Ended June 30, 2005

    Certain Notes to Condensed Consolidated Financial Statements:

        Note 3 - Significant Accounting Policies
                  -Earnings Per Share
                  -Stock-Based Compensation Cost
        Note 5 - Preferred Stock

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

     Critical Accounting Policies - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

    Results of Operations - Three and Six Months ended June 30, 2005 compared to
        Three and Six Months Ended June 30, 2004, specifically the following:

                   -Operating expenses
                   -Other income (expense)
                   -Dividend on 5% Convertible Preferred Stock and Accretion of
                        Preferred Stock Redemption Value
                   -Net loss

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

We are therefore amending and restating "Item 1. Financial Statements" and "Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in their entirety in this Amendment No. 2 to correct how we account for our (i) five percent (5%) Convertible Preferred Stock and related warrants and (ii) stock-based compensation costs. We are also amending and restating in its entirety "Item 6. Exhibits" to reflect our inclusion of updated Exhibits 31 and 32 for this filing. Other than the above specific items, there have been no other changes to the Original Filing or Amendment No. 1 thereto.

Items included in the Original Filing and Amendment No. 1 that are not included herein are not amended and remain in effect as of the date of their filings. Except as noted above, this Form 10-QSB/A-2 does not update information that was presented in our Original Filing or Amendment No. 1 to reflect recent developments that have occurred since the date of their filings. Information concerning recent developments since the filing of our Quarterly Report for June 30, 2005 can be found in other filings we have made with the SEC since August 15, 2005.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS



                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      JUNE 30,
                                                                       2005
                                                                    (RESTATED)
                                                                    ----------
                                        ASSETS
Current assets
   Cash and cash equivalents                                         $  2,167
   Trade receivables, net                                                 732
   Inventories                                                            483
   Prepayments, deposits and other current assets                         219
   Due from related parties                                             2,501
                                                                     --------
Total current assets                                                    6,102

Fixed assets, net                                                         158
Intangible assets                                                          13
Long-term investment                                                      998
                                                                     --------

TOTAL ASSETS                                                         $  7,271
                                                                     ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Bank line of credit                                               $    933
   Trade payables and accruals                                             46
  Accrued dividends on 5% convertible preferred stock                      28
                                                                     --------
Total current liabilities                                               1,007

Other liabilities
  Liability under derivative contracts                                    204
                                                                     --------

     Total liabilities                                                  1,211

Commitments and contingencies

5% Convertible preferred stock $.001 par value, 2,000 authorized,         182
    19 shares issued and outstanding, liquidation value of $18,650

Stockholders' equity
   Common stock: $0.001 par value; 50,000shares
      authorized and 23,111 shares issued and outstanding                  23

   Additional paid in capital                                          26,872
   Accumulated deficit                                                (21,017)
                                                                     --------
Total stockholders' equity                                              5,878
                                                                     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  7,271
                                                                     ========

            SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                     JUNE 30,                 JUNE 30,
                                                              ---------------------   --------------------
                                                                2005        2004        2005        2004
                                                              --------    --------    --------    --------
                                                              (RESTATED)              (RESTATED)

Net sales                                                     $  1,487    $    975    $  3,195    $  2,481

Cost of sales                                                      883         617       1,987       1,655
                                                              --------    --------    --------    --------

Gross profit                                                       604         358       1,208         826

Operating expenses:
  Selling and marketing                                            258         172         410         366
  General and administrative                                     1,335         194       1,631         342
  Research and development                                         222         117         398         231
                                                              --------    --------    --------    --------
Total operating expenses                                         1,815         483       2,439         939
                                                              --------    --------    --------    --------

Operating loss                                                  (1,211)       (125)     (1,231)       (113)
                                                              --------    --------    --------    --------

Other income (expense):
  Fair value of warrants issued                                   --          --          (290)       --
  Preferred stock issuance costs                                  --          --          (237)       --
  Change in fair value of derivative instruments                   575        --         1,661        --
  Other                                                             12           1          10           3
                                                              --------    --------    --------    --------
Total other income (expense)                                       587           1       1,144           3
                                                              --------    --------    --------    --------
Net loss before income taxes                                      (624)       (124)        (87)       (110)
Provision for income taxes                                        --          --             1        --
                                                              --------    --------    --------    --------

Net loss                                                          (624)       (124)        (88)       (110)
Dividend on 5% convertible preferred stock and accretion of
   preferred stock redemption value                               (183)       --          (210)       --
                                                              --------    --------    --------    --------
Net loss available to common stockholders                     $   (807)   $   (124)   $   (298)   $   (110)
                                                              ========    ========    ========    ========

Net loss per common share - basic and diluted:                $  (0.03)   $   --      $  (0.01)   $   --
                                                              ========    ========    ========    ========

Weighted average common shares outstanding -
   basic and Diluted                                            23,111      23,066      23,111      22,080
                                                              ========    ========    ========    ========



                       SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                   --------------------
                                                                      2005       2004
                                                                   ---------  ---------
                                                                   (RESTATED)
OPERATING ACTIVITIES
Net loss available to common stockholders                          $  (298)   $  (110)
Adjustments to reconcile net loss to net cash used by
      operating activities:
  Depreciation expense                                                  10          4
  Stock-based compensation cost - options                            1,104       --
  Preferred stock issuance expenses paid by issuance of warrants       290       --
  Change in fair value of derivative instruments                    (1,661)      --
  Dividend on 5% convertible preferred stock and accretion of
     preferred stock redemption value                                  210       --
  Changes in operating assets and liabilities:
     Trade receivables                                                 396      1,150
     Inventories                                                        14          9
     Prepaid expenses and other current assets                         (29)      (470)
     Accrued dividends on 5% convertible preferred stock                28       --
     Trade payables and other current liabilities                      (73)      (254)
                                                                   -------    -------
Cash provided (used) by operating activities                            (9)       329
                                                                   -------    -------

INVESTING ACTIVITIES:
  Cash acquired in reverse acquisition                                --           28
  Capital expenditures                                                (145)       (11)
                                                                   -------    -------
Cash provided (used) by investing activities                          (145)        17
                                                                   -------    -------

FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                          1,865       --
  Advances/repayments - related parties                               (231)      (907)
                                                                   -------    -------
Cash provided (used) by financing activities                         1,634       (907)
                                                                   -------    -------

Net increase (decrease) in cash and cash equivalents                 1,480       (561)

Cash and cash equivalents at beginning of period                       687      1,020
                                                                   -------    -------

Cash and cash equivalents at end of period                         $ 2,167    $   459
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

During the three and six months ended June 30, 2005 and 2004, related party purchases from entities that are wholly-owned subsidiaries of STH were $713,000, $1,979,000, $526,000 and $1,610,000, respectively. The purchases were carried out in the normal course of business.

Amounts due from related parties are unsecured, interest-free and repayable on demand and consisted of the following:


Due from STH                                               $    446,000

Due from Majority Stockholder                                   100,000

Due from various subsidiaries wholly-owned by STH             1,955,000

                                                           ------------
                                                           $  2,501,000
                                                           ============


EARNINGS PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were not considered in calculating diluted net loss per common share for the three and six months ended June 30, 2005 and 2004 as their effect would be anti-dilutive. As a result, for all periods presented, the Company's basic and diluted net earnings (loss) per share is the same.

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

In accordance with SFAS 148, the following table illustrates the effect on the Company's net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation awards, and recognized expense over the applicable award vesting period (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                           JUNE 30,             JUNE 30,
                                                    -------------------   -------------------
                                                       2005      2004       2005      2004
                                                    ---------- --------   ---------- --------
                                                    (RESTATED)            (RESTATED)

Net loss available to common stockholders           $  (807)   $  (124)   $  (298)   $  (110)
Add: Stock-based compensation cost
  included in reported net loss                       1,104       --        1,104       --
Less:  Stock-based employee compensation
  cost determined under fair value based
  method for all awards, net of related
  tax effects                                        (1,118)        (3)    (1,118)        (3)
                                                    -------    -------    -------    -------
Pro forma net loss                                  $  (821)   $  (127)   $  (312)   $  (113)
                                                    =======    =======    =======    =======

Basic and diluted net loss per share, as reported   $ (0.03)   $  --      $ (0.01)   $  --
                                                    =======    =======    =======    =======

Pro-forma basic and diluted net loss per share      $ (0.03)   $  --      $ (0.01)   $  --
                                                    =======    =======    =======    =======


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

Options granted under the plans have a maximum term of ten years and shall be at an exercise price that may not be less than 85% of the fair market value of the common stock on the date of the grant. Options are non-transferable and if a participant ceases affiliation with the company for a reason other than death or permanent and total disability, the participant will have 90 days to exercise the option subject to certain extensions. In the event of death or permanent and total disability, the option holder or their representative may exercise the option within one (1) year. Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the plan, subject to applicable securities regulation. The plan may be terminated or amended at any time by the Board of Directors. No options were forfeited, canceled or exercised during the six months ended June 30, 2005. Information about options outstanding and exercisable at June 30, 2005 is summarized below:


----------------------- -------------- -------------------- ------------- --------------- -------------- --------------
                                                                                          WEIGHTED-AVERAGE
                                        WEIGHTED-AVERAGE    WEIGHTED-AVERAGE                REMAINING
  RANGE OF EXERCISE        NUMBER           REMAINING         EXERCISE        NUMBER       CONTRACTUAL   WEIGHTED-AVERAGE
        PRICES           OUTSTANDING    CONTRACTUAL LIFE       PRICE       EXERCISABLE    LIFE (YEARS)     EXERCISE
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

DIVIDENDS. The Preferred Stock accrues dividends at a rate of 5% per annum, payable semiannually on July 1 and January 1 in cash, by accretion of the stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Preferred Stock or to pay for dividends in cash or in shares of common stock, shall be at our discretion. During the three and six months ended June 30, 2005, preferred stock dividends were approximately $28,000 and recorded as a non-operating expense on the Company's statement of operations.

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

PREFERRED STOCK ACCOUNTING TREATMENT. Pursuant to SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133") and EITF Abstract No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS" ("EITF 00-19"), the Company's 5% Convertible Preferred Stock and related warrants, are deemed derivative instruments as a result of the embedded conversion feature. Accordingly, the fair value of these derivative instruments has been recorded in the Company's consolidated balance sheet as a liability with the corresponding amount as a discount to the 5% Convertible Preferred Stock. The discount is being accreted from the issuance date, March 15, 2005, through the redemption date, March 15, 2008, adjusted for conversions. Accretion of the preferred stock redemption value for the three and six months ended June 30, 2005 was approximately $155,000 and $182,000, respectively and is disclosed as a non-operating expense on the Company's consolidated statement of operations. The decrease in the fair value of the liability for derivative contracts totaled approximately $575,000 and $1,661,000 for the three and six months ended June 30, 2005, respectively and is included with other income (expense) in the consolidated statements of operations.

The Company computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value of each derivative instrument and the resulting value of the derivative liability as of June 30, 2005 are as follows:


                                                                                       EMBEDDED
                                                                                      CONVERSION
                                                                                       FEATURE
                                                                                   ASSOCIATED WITH
                                                                                        THE 5%
                                                                                     CONVERTIBLE
                                                   WARRANTS         WARRANTS       PREFERRED STOCK
                                                  ------------    -------------   -------------------
Exercise/conversion Price                            $1.00           $2.00              $1.00
Fair value of the Company's common stock             $0.52           $0.52              $0.52
Expected life in years                                3.0             3.0                3.0
Expected volatility                                   61%             61%                61%
Expected dividend yield                               0%               0%                 0%
Risk free interest rate                               4%               4%                 4%
Calculated fair value per share                      $0.27           $0.14              $0.27



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

LETTERS OF CREDIT - The Company issues letters of credit in the normal course of business. Sysview had no outstanding letters of credit as of June 30, 2005.

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

LITIGATION, CLAIMS AND ASSESSMENTS - On May 20, 2003, Syscan, Inc., the Company's wholly-owned subsidiary, filed a lawsuit named SYSCAN, INC. V. PORTABLE PERIPHERAL CO., LTD. ("PPL"), IMAGING RECOGNITION INTEGRATED SYSTEMS, INC., CARDREADER INC. AND TARGUS INC. (Case No. C03-02367 VRW) in United States District Court, Northern District of California. Syscan, Inc. alleges claims against the above-mentioned parties for patent infringement of patent nos. 6,054,707, 6,275,309 and 6,459,506, and unfair competition. Syscan, Inc. expects to continue the case unless a reasonable settlement amount from the defendants or a licensing agreement to the satisfaction of Syscan, Inc. is entered.

Syscan, Inc. is seeking: (1) a temporary restraining order, preliminary injunction and permanent injunction against defendants, restraining defendants from patent infringement and unfair competition; (2) treble damages due to defendants' willful infringement; (3) punitive damages; (4) accounting of unjust enrichment by defendants, resulting from defendants' unfair competition; and (5) attorney's fees and costs.

The defendants are jointly represented by PPL's counsel. PPL has initiated counterclaims against Syscan, Inc. for patent invalidity. Syscan, Inc. has not yet been able to quantify its damage claim against PPL. Syscan, Inc. intends to vigorously pursue this claim and denies PPL's counterclaim of patent invalidity.

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


The following management's discussion and analysis should be read in conjunction with our consolidated unaudited financial statements for the three and six months periods ended June 30, 2005 and 2004 and related condensed notes to those financial statements.

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

SELLING AND MARKETING

Selling and marketing expenses include payroll, employee benefits, stock-based compensation cost and other costs associated with sales, marketing and account management personnel. Other direct selling and marketing costs include market development funds and promotions (retail channels only), tradeshows, website support costs, warehousing, logistics and certain sales representative fees. Selling and marketing expenses increased to $258,000 for the quarter ended June 30, 2005 from $172,000 in the comparable period in 2004 and to $410,000 for the six months ended June 30, 2005 from $366,000 in the comparable period in 2004. This represents an increase of $86,000 or approximately 50% for the quarter ended June 30, 2005 over the same period in 2004, and $44,000 or 12% for the six months ended June 30, 2005 over the same period in 2004. The increase in both the three and six months ended June 30, 2005 as compared to the same period in 2004 is mainly attributable to $60,000 stock-based compensation cost (a non-cash charge) as a result of granting stock options to certain executives and key employees at less than fair market value on the grant date. We had no stock-based compensation cost during the corresponding periods in 2004. To a lesser extent, the increase for the quarter ended June 30, 2005 over the same period in 2004 was a result of attending major trade shows located in Philadelphia (AIIM Show), Boston (SID show) and Taipei (Computex show). The timing on these industry keynote shows happened to occur during the quarter ended June 30, 2005 and significantly contributed to the increased expenditures. In 2004 we only attended the Computex show during the comparable period.

GENERAL AND ADMINISTRATIVE

General and administrative (G&A) costs include payroll, employee benefits, and stock-based compensation cost and other headcount-related costs associated with the finance, legal, facilities and certain human resources, as well as legal and other professional and administrative fees. General and administrative expenses increased to $1,335,000 for the quarter ended June 30, 2005 and $1,631,000 for the six months ended June 30, 2005 from $194,000 and $342,000, respectively, for the comparable three and six month periods in fiscal 2004, an increase of $1,141,000 and $1,289,000, respectively, for the three and six month periods ended June 30, 2005 or approximately an 588% and 377% increase for three and six month periods ended June 30, 2005. The increase in both the three and six months ended June 30, 2005 as compared to the same period in 2004 is mainly attributable to $985,000 stock-based compensation cost (a non-cash charge) as a result of granting stock options to certain executives and key employees at less than fair market value on the grant date. We had no stock-based compensation cost during the corresponding periods in 2004. To a lesser extent, the increase for each of the three and six month periods ended June 30, 2005 is primarily attributable to additional personnel costs and outside fees incurred in connection with our public listing compliance expense. We see our costs in this area continuing to increase over the remainder of this year, possibly in excess of $1.2M for FY 2005.

RESEARCH AND DEVELOPMENT

Research and Development (R&D) costs include payroll, employee benefits, stock-based compensation cost and other headcount-related costs associated with the product design, development, compliance testing, documentation and transition to production. R&D expenses increased to $222,000 for the quarter ended June 30, 2005 from $117,000 for the same period in fiscal 2004, an increase of $105,000 or approximately 90%. For the six months ended June 30, 2005, R&D expenses increased by $167,000, or 72%, to $398,000 from $231,000 for the same comparable in fiscal 2004. The increase in both the three and six months ended June 30, 2005 as compared to the same period in 2004 is mainly attributable to $60,000 stock-based compensation cost (a non-cash charge) as a result of granting stock options to certain executives and key employees at less than fair market value on the grant date. We had no stock-based compensation cost during the corresponding periods in 2004. Additionally, during the quarter ended June 30, 2005, we placed a greater emphasis on the development of new products such as the planned line of duplex scanners and advanced display systems, which also increased our R&D expenses. These products were not being developed during 2004.

OTHER INCOME (EXPENSE)

During the six months ended June 30, 2005 our other income (expense) was a result of issuing our 5% Convertible Preferred Stock as follows:

     o The $1,661,000 decrease in the fair value of the liability for derivative contracts (associated with our 5% Convertible Series A Preferred Stock) from the date of issuance, March 15, 2005 through June 30, 2005. Pursuant to SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133") and EITF Abstract No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS" ("EITF 00-19"), the decrease in the fair value of the liability for derivative contracts is included as other income in our consolidated statements of operations.
     o Cash paid for issuance costs of $237,000 in connection with our offering; and
     o A non-cash charge of $290,000 representing the fair value of 186,500 warrants issued to the placement agent for the sale of the preferred stock.

During the three months ended June 30, 2005 our other income (expense) was a result of the $575,000 decrease in value of our derivative instruments associated with our 5% Convertible Series A Preferred Stock.

Our other income (expense) for the three and six months ended June 30, 2004 was immaterial to the overall financial statements.

ACCRETION OF PREFERRED STOCK REDEMPTION VALUE AND PREFERRED DEEMED DIVIDENDS

During the three and six months ended June 30, 2005 accretion on our 5% Convertible Series A Preferred Stock was approximately $155,000 and $182,000, respectively. Preferred dividends were $28,000 for both the three and six months ended June 30, 2005. As our 5% Convertible Series A Preferred Stock was issued at the end of the March 2005, we did not accrue any accretion or dividends during the three and six months ended June 30, 2004.

NET LOSS

Net loss for the quarter ended June 30, 2005 was approximately ($807,000) compared to net loss of approximately ($124,000) during the same period in 2004. The increased net loss was primarily attributable to the increased operating expenses, primarily the $1,104,000 stock-based compensation cost (a non-cash charge) as a result of granting stock options to certain executives and key employees at less than fair market value on the grant date. This increase in operating expenses was somewhat offset by (i) growth in revenue of $512,000 and
(ii) the accounting for our preferred stock as discussed above, which resulted in a net increase to our earnings of $575,000.

RELATED PARTY TRANSACTIONS

We purchase significantly all our finished scanner imaging products from the parent company of our majority stockholder, Syscan Technology Holdings Limited ("STH"). Our Chairman and CEO, Darwin Hu, was formerly the CEO of STH, and beneficially owns approximately 5.33% of the issued and outstanding capital stock of STH.

During the three and six months ended June 30, 2005 and 2004, related party purchases from entities that are wholly-owned subsidiaries of STH were $713,000, $1,979,000, $526,000 and $1,610,000, respectively. The purchases were carried out in the normal course of business.

Amounts due from related parties are unsecured, interest-free and repayable on demand and consisted of the following:


Due from STH                                               $   446,000

Due from Majority Stockholder                                  100,000

Due from various subsidiaries wholly-owned by STH            1,955,000

                                                           -----------
                                                           $ 2,501,000
                                                           ===========




LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $2,167,000 as of June 30, 2005 and working capital on June 30, 2005 was approximately $5,095,000. Cash and working capital increased from year end primarily attributable to the cash proceeds of approximately $1,630,000 received from our convertible preferred stock offering completed in March 2005.

OPERATING ACTIVITIES. Net cash flows provided (used) by operating activities was ($9,000) and $329,000 for the six months ended June 30, 2005 and 2004, respectively. Net cash provided by operating activities for both periods presented is primarily explained by decreases in accounts receivable representing cash collections from the prior year's fourth quarter and decreases in inventory levels as sales increased. Other factors affecting net cash used in operating activities for 2005 primarily reflects net loss adjusted by (i) non-cash accounting entries in connection with the sale of our 5% Series A Preferred Stock and (ii) non-cash entries in connection with issuing stock options below fair market value.

INVESTING ACTIVITIES. Net cash flows provided by investing activities during the six months ended June 30, 2005 and 2004 consisted primarily of cash paid for capital expenditures.

FINANCING ACTIVITIES. Net cash flows provided (used) by financing activities for the six months ended June 30, 2005 and 2004 was $1,634,000 and ($907,000), respectively. For 2005, we raised net cash of approximately $1,630,000 from the sale of our convertible preferred stock offering completed in March 2005. For both periods presented, advances to and/or repayments from related party receivables and payables were made in the ordinary course of business.

We have financed our activities primarily with cash flows from operations, the sale of our equity securities and borrowings under our credit facilities. We have a $1,000,000 bank line of credit, which bears interest at prime plus one percent, which is secured by all of our general business assets. The subject bank line of credit had $933,000 outstanding as of June 30, 2005. We are currently negotiating with two insured banks to increase our line of credit or other financing arrangements. We believe the existing working capital and anticipated cash flows from operations are expected to be adequate to satisfy our operating and capital requirements for the next 12 months at our current run rate and our anticipated expansion.

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

Our geographic sales as a percent of total revenue were as follows for the quarters ended June 30:

                                         2005               2004
                                    ----------------    --------------
United States                            73.0%              96.5%
Asia Pacific                             18.4%               0.1%
Europe and others                         8.6%               3.4%




Our geographic sales as a percent of total revenue were as follows for the six month period ended June 30:

                                         2005               2004
                                    ----------------    --------------
United States                            86.4%              97.1%
Asia Pacific                              8.8%               0.1%
Europe and others                         4.8%               2.8%





Sales to major customers as a percentage of total revenues were as follows for the quarters ended June 30:

                                         2005               2004
                                    ----------------    --------------
Customer A                                42%                54%
Customer B                                15%                14%
Customer C                                 7%                10%
Customer D                                 7%                 6%






Sales to major customers as a percentage of total revenues for the six month period ended June 30:

                                         2005               2004
                                    ----------------    --------------
Customer A                                34%                33%
Customer B                                15%                20%
Customer C                                15%                13%
Customer D                                12%                 8%






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



Dated: August 16, 2006              By:  /S/ DARWIN HU
                                      ------------------------------------------
                                    Name:  Darwin Hu
                                    Title: Chief Executive Officer

Dated: August 16, 2006              By: /S/ WILLIAM HAWKINS
                                      ------------------------------------------
                                    Name:  William Hawkins
                                    Title: Acting Chief Financial Officer,
                                           Chief Operating Officer and Secretary