Form 10QSB/A
period 2005-09-30
SYSVIEW TECHNOLOGY, INC.
filed 2006-08-16
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes |  |  No |X|

The number of shares outstanding of the issuer's Common Stock, $.001 Par Value, on November 4, 2005, was 23,592,092 shares.

Transitional Small Business Disclosure Format (check one):    Yes | |  No |X|

================================================================================

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A-1 ("Form 10-QSB/A-1") is being filed as Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, which was originally filed with the Securities and Exchange Commission ("SEC") on November 18, 2005 (the "Original Filing"). We are filing this Amendment No. 1 to correct how we accounted for our (i) five percent (5%) Convertible Preferred Stock and related warrants and (ii) stock-based compensation costs. We are amending and restating the following specific items in this Amendment No. 1:

PART I.       FINANCIAL INFORMATION

Item 1.           Financial Statements:

    Condensed Consolidated Balance Sheet as of September 30, 2005
    Condensed Consolidated Statements of Operations for the Three and
      Nine Months Ended September 30, 2005
    Condensed Consolidated Statements of Cash Flows for the Three and
      Nine Months Ended September 30, 2005

    Certain Notes to Condensed Consolidated Financial Statements:

        Note 3 - Significant Accounting Policies
                  -Earnings Per Share
                  -Stock-Based Compensation Cost
        Note 5 - Preferred Stock

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations:

     Critical Accounting Policies - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

    Results of Operations - Three and Nine Months ended September 30, 2005 compared to Three and Nine Months Ended June 30, 2004, specifically the following:

                   -Operating expenses
                   -Other income (expense)
                   -Dividend on 5% Convertible Preferred Stock and Accretion of
                        Preferred Stock Redemption Value
                   -Net earnings (loss)

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

We are therefore amending and restating "Item 1. Financial Statements" and "Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in their entirety in this Amendment No. 1 to correct how we account for our (i) five percent (5%) Convertible Preferred Stock and related warrants and (ii) stock-based compensation costs. We are also amending and restating in its entirety "Item 6. Exhibits" to reflect our inclusion of updated Exhibits 31 and 32 for this filing. Other than the above specific items, there have been no other changes to the Original Filing.

Items included in the Original Filing that are not included herein are not amended and remain in effect as of the date of the Original Filing. Except as noted above, this Form 10-QSB/A-1 does not update information that was presented in our Original Filing to reflect recent developments that have occurred since the date of the Original Filing. Information concerning recent developments since the filing of our Quarterly Report for September 30, 2005 can be found in other filings we have made with the SEC since November 18, 2005.



================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS


                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 (IN THOUSANDS)


                                                                   SEPTEMBER 30,
                                                                       2005
                                                                   -------------
                                        ASSETS
Current assets
   Cash and cash equivalents                                           $  1,294
   Trade receivables, net                                                 1,301
   Inventories                                                              936
   Prepayments, deposits and other current assets                           149
   Due from related parties                                               2,174
                                                                       --------
Total current assets                                                      5,854

Fixed assets, net                                                           170
Intangible assets                                                            13
Long-term investment                                                        998
                                                                       --------

TOTAL ASSETS                                                           $  7,035
                                                                       ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Bank line and letter of credit                                      $    787
   Trade payables and accruals                                              120
  Accrued dividends on 5% convertible preferred stock                        51
                                                                       --------
Total current liabilities                                                   958

Other liabilities
  Liability under derivative contracts                                      640
                                                                       --------

     Total liabilities                                                    1,598

Commitments and contingencies                                              --

5% Convertible preferred stock $.001 par value, 2,000 authorized,           337
    18 shares issued and outstanding, liquidation value of $18,150

Stockholders' equity
   Common stock: $0.001 par value; 50,000shares
      authorized and 23,467 shares issued
      and outstanding                                                        23
   Additional paid in capital                                            27,440
   Accumulated deficit                                                  (22,363)
                                                                       --------
Total stockholders' equity                                                5,100
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  7,035
                                                                       ========



            SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                              -------------------    -------------------
                                                                2005       2004        2005       2004
                                                              --------   --------    --------   --------
                                                             (RESTATED)              (RESTATED)

Net sales                                                     $  2,207    $  1,955   $  5,402    $  4,436

Cost of sales                                                    1,417       1,304      3,404       2,959
                                                              --------    --------   --------    --------

Gross profit                                                       790         651      1,998       1,477

Operating expenses:
  Selling and marketing                                            332         141        742         507
  General and administrative                                       698         261      2,329         603
  Research and development                                         242         197        640         428
                                                              --------    --------   --------    --------
Total operating expenses                                         1,272         599      3,711       1,538
                                                              --------    --------   --------    --------

Operating income (loss)                                           (482)         52     (1,713)        (61)
                                                              --------    --------   --------    --------

Other income (expense):
  Fair value of warrants issued                                   --          --         (290)       --
  Preferred stock issuance costs                                  --          --         (237)       --
  Change in fair value of derivative instruments                  (686)       --          975        --
  Other                                                              6           1         16           4
                                                              --------    --------   --------    --------
Total other income (expense)                                      (680)          1        464           4

                                                              --------    --------   --------    --------
Net earnings (loss) before income taxes                         (1,162)         53     (1,249)        (57)
Provision for income taxes                                        --          --            1        --
                                                              --------    --------   --------    --------

Net earnings (loss)                                             (1,162)         53     (1,250)        (57)
Dividend on 5% convertible preferred stock and accretion of
   preferred stock redemption value                               (184)       --         (394)       --
                                                              --------    --------   --------    --------
Net earnings (loss) available to common stockholders          $ (1,346)   $     53   $ (1,644)   $    (57)
                                                              ========    ========   ========    ========

Net earnings (loss) per common share - basic and diluted:     $  (0.06)   $   --     $  (0.07)   $   --
                                                              ========    ========   ========    ========

Weighted average common shares outstanding - basic and
   Diluted                                                      23,111      23,111     23,118      22,430
                                                              ========    ========   ========    ========



                    SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   --------------------
                                                                     2005       2004
                                                                   --------   ---------
                                                                  (RESTATED)
OPERATING ACTIVITIES
Net loss available to common stockholders                          $(1,644)   $   (57)

Adjustments to reconcile net loss to net
    cash used by operating activities:
  Depreciation expense                                                  21          6
  Stock-based compensation cost - options                            1,341       --
  Preferred stock issuance expenses paid by issuance of warrants       290       --
  Change in fair value of derivative instruments                      (975)      --
  Dividend on 5% convertible preferred stock and accretion of
     preferred stock redemption value                                  394       --
     Common stock issued for services rendered                          75       --
  Changes in operating assets and liabilities:
     Trade receivables                                                (173)       894
     Inventories                                                      (440)      (148)
     Prepaid expenses and other current assets                          69       (331)
     Accrued dividends on 5% convertible preferred stock                51       --
     Trade payables and other current liabilities                      (45)      (282)
                                                                   -------    -------
Cash provided (used) by operating activities                        (1,036)        82
                                                                   -------    -------

INVESTING ACTIVITIES:
  Cash acquired in reverse acquisition                                --           28
  Capital expenditures                                                (167)       (11)
                                                                   -------    -------
Cash provided (used) by investing activities                          (167)        17
                                                                   -------    -------

FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                          1,865        700
  Net repayments under line of credit and letters of credit           (146)      --
  Advances/repayments - related parties                                 91       (970)
                                                                   -------    -------
Cash provided (used) by financing activities                         1,810       (270)
                                                                   -------    -------

Net increase (decrease) in cash and cash equivalents                   607       (171)

Cash and cash equivalents at beginning of period                       687      1,020
                                                                   -------    -------

Cash and cash equivalents at end of period                         $ 1,294    $   849
                                                                   =======    =======





            SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)
================================================================================



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

Our geographic sales as a percent of total revenue were as follows for the quarter ended September 30:

                                         2005               2004
                                    ----------------    --------------
United States                            86.6%              95.2%
Asia Pacific                             11.1%              3.1%
Europe and others                        2.3%               1.7%





Our geographic sales as a percentage of total revenue were as follows for the nine months ended September 30:

                                          2005               2004
                                     ----------------    --------------
United States                             86.5%              96.2%
Asia Pacific                              9.6%               1.4%
Europe and others                         3.9%               2.4%





Sales to major customers as a percentage of total revenues were as follows for the quarter ended September 30:
                                         2005               2004
                                    ----------------    --------------
Customer A                                29%                42%
Customer B                                23%                20%
Customer C                                16%                14%
Customer D                                9%                 10%






Sales to major customers as a percentage of total revenues for the nine months ended September 30:

                                         2005               2004
                                    ----------------    --------------
Customer A                                32%                37%
Customer B                                18%                20%
Customer C                                14%                13%
Customer D                                12%                9%






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

During the three and nine months ended June 30, 2005 and 2004, related party purchases from entities that are wholly-owned subsidiaries of STH were $1,542,000, $3,521,000, $1,433,000 and $3,043,000, respectively. The purchases were carried out in the normal course of business.

Amounts due from related parties are unsecured, interest-free and repayable on demand and consisted of the following:

Due from STH                                                $   446,000
Due from Majority Stockholder                                   100,000

Due from various subsidiaries wholly-owned by STH             1,628,000
                                                            -----------
                                                            $ 2,174,000
                                                            ============

EARNINGS PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were not considered in calculating diluted net loss per common share for the three and nine months ended September 30, 2005 and the nine months ended September 30, 2004 as their effect would be anti-dilutive. Common stock equivalents were considered in calculating diluted net earnings per common share for the three months ended September 30, 2004, but had no impact on net earnings per share. As a result, for all periods presented, the Company's basic and diluted net earnings (loss) per share is the same.

STOCK-BASED COMPENSATION COSTS

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

In accordance with SFAS 148, the following table illustrates the effect on the Company's net earnings (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation awards, and recognized expense over the applicable award vesting period (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


                                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                                 --------------------------  ------------------------
                                                                     2005          2004         2005         2004
                                                                 -----------    -----------  -----------  -----------
                                                                  (RESTATED)                  (RESTATED)

Net earnings (loss) available to
   common stockholders                                          $    (1,346)     $   53      $(1,644)     $   (57)
Add: Stock-based compensation cost
  included in reported net earnings (loss)                              237        --          1,341         --
Less:  Stock-based employee compensation
  cost determined under fair value based
  method for all awards, net of related tax
  effects                                                              (239)       --         (1,357)          (3)
                                                                -----------     -------      -------      -------
Pro forma net earnings (loss)                                   $    (1,348)    $    53      $(1,660)     $   (60)
                                                                ===========     =======      =======      =======

Basic and diluted net earning ( loss) per share, as reported    $     (0.06)    $  --        $ (0.07)     $  --
                                                                ===========     =======      =======      =======

Pro-forma basic and diluted net earnings (loss) per share       $     (0.06)    $  --        $ (0.07)     $  --
                                                                ===========     =======      =======      =======



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

Options granted under the plans have a maximum term of ten years and shall be at an exercise price that may not be less than 85% of the fair market value of the common stock on the date of the grant. Options are non-transferable and if a participant ceases affiliation with the company for a reason other than death or permanent and total disability, the participant will have 90 days to exercise the option subject to certain extensions. In the event of death or permanent and total disability, the option holder or their representative may exercise the option within one (1) year. Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the plan, subject to applicable securities regulation. The plan may be terminated or amended at any time by the Board of Directors. No options were forfeited, canceled or exercised during the nine months ended September 30, 2005. Information about options outstanding and exercisable at September 30, 2005 is summarized below:


----------------------- -------------- -------------------- ------------- --------------- -------------- --------------
                                                                                          WEIGHTED-AVERAGE
                                        WEIGHTED-AVERAGE                                    REMAINING
                                            REMAINING       WEIGHTED-AVERAGE               CONTRACTUAL   WEIGHTED-AVERAGE
                                        CONTRACTUAL LIFE      EXERCISE                    LIFE (YEARS)     EXERCISE
  RANGE OF EXERCISE        NUMBER            (YEARS)           PRICE          NUMBER                         PRICE
        PRICES           OUTSTANDING                                       EXERCISABLE
----------------------- -------------- -------------------- ------------- --------------- -------------- --------------
        $0.01             3,700,000           1.50             $0.01        1,293,333         1.50           $0.01
----------------------- -------------- -------------------- ------------- --------------- -------------- --------------
     $0.90-$2.50           60,000             1.25             $1.17          60,000          1.25           $1.17


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


5 - PREFERRED STOCK

The Company has authorized 2,000,000 shares of preferred stock, of which an aggregate of 60,000 have been designated Series A Preferred Stock, of which 18,650 shares were issued and 16,150 shares remain outstanding as of September 30, 2005.

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

DIVIDENDS. The Preferred Stock accrues dividends at a rate of 5% per annum, payable semiannually on July 1 and January 1 in cash, by accretion of the stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Preferred Stock or to pay for dividends in cash or in shares of common stock, shall be at our discretion. During the three and nine months ended September 30, 2005, preferred stock dividends totaled approximately $29,000 and $57,000, respectively and were recorded as a non-operating expense on the Company's statement of operations.

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

PREFERRED STOCK ACCOUNTING TREATMENT. Pursuant to SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133") and EITF Abstract No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS" ("EITF 00-19"), the Company's 5% Convertible Preferred Stock and related warrants, are deemed derivative instruments as a result of the embedded conversion feature. Accordingly, the fair value of these derivative instruments has been recorded in the Company's consolidated balance sheet as a liability with the corresponding amount as a discount to the 5% Convertible Preferred Stock. The discount is being accreted from the issuance date, March 15, 2005, through the redemption date, March 15, 2008, adjusted for conversions. Accretion of the preferred stock redemption value for the three and nine months ended September 30, 2005 was approximately $156,000 and $337,000, respectively, and is disclosed as a non-operating expense on the Company's consolidated statement of operations. The increase (decrease) in the fair value of the liability for derivative contracts totaled approximately $686,000 and ($975,000) for the three and nine months ended September 30, 2005, respectively and the corresponding entry is included with other income (expense) in the consolidated statements of operations.

The Company computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value of each derivative instrument and the resulting value of the derivative liability as of September 30, 2005 are as follows:


                                                                                       EMBEDDED
                                                                                      CONVERSION
                                                                                       FEATURE
                                                                                   ASSOCIATED WITH
                                                                                        THE 5%
                                                                                     CONVERTIBLE
                                                   WARRANTS         WARRANTS       PREFERRED STOCK
                                                  ------------    -------------   -------------------
Exercise/conversion Price                            $1.00           $2.00              $1.00
Fair value of the Company's common stock             $0.81           $0.81              $0.81
Expected life in years                                3.0             3.0                3.0
Expected volatility                                   85%             85%                85%
Expected dividend yield                               0%               0%                 0%
Risk free interest rate                               4%               4%                 4%
Calculated fair value per share                      $0.61           $0.47              $0.61



6 - COMMON STOCK

The Company had the following equity activity during the quarter ended September 30, 2005:

     o issuance of 99,996 shares of restricted common stock for investor relations services valued at the fair market value of the services rendered; and

     o issuance of 256,581 shares of common stock for the conversion of 2,500 shares of preferred stock (see Note 5) .


7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company is committed under various non-cancelable operating leases which expire through November 2006. Future minimum rental commitments are as follows: 2005-$26,500 and 2006-$101,000. Rent expense charged to operations was approximately $95,300 for the nine months ended September 30, 2005 (2004: $80,000).

LINE OF CREDIT - The Company currently has a line of credit to borrow up to $1,000,000, bearing interest at the rate of prime plus 1% and secured by all of the assets of the Company. Interest payments are due monthly and all unpaid interest and principal was originally due in full on August 24, 2005, but was extended on a month-to-month basis until the Company obtained alternate financing and the loan was transferred (See Note 8). Upon certain events of default as more fully described in the agreement, the default variable interest rate increases to prime plus 3%. The Company had $316,964 available for use at September 30, 2005. (See note 8)

LETTERS OF CREDIT - The Company issues letters of credit in the normal course of business. Sysview had one outstanding letter of credit as of September 30, 2005 for $104,000.

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


8 - SUBSEQUENT EVENTS


On October 5, 2005 the Company issued 125,000 shares of restricted common stock to Fitzgerald Galloway Management Inc. for public/investor relations services. The shares were valued at the fair market value of the services rendered.

On October 12, 2005, the Company obtained a $2.5M credit line with Cathay Bank of Cupertino California, which replaces a $1.0M credit line from another bank. (See Note 7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the nine months ended September 30, 2005.


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

We are in the business of developing, designing and delivering imaging technology solutions. Our approach to research and development (R&D) is focused on creating new deliverable and marketable Technology. We sell our products to clients' throughout the world, including the United States, Canada, Europe, South America, Australia and Asia. We intend to expand our business and product offerings into the much larger image display market where we intend to leverage our experience and expertise. We also believe that we may benefit from a level of transfer of Technology from image capture to image display.

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

In 2003, we began developing new Technology targeted towards the flat panel LCD display market. A natural extension of their patented image scanning Technology multiple products are in development with the first expected to reach the marketplace in the second half of 2006. The products are designed to significantly enhance picture quality, decrease power consumption, extend product life and greatly reduce the manufacturing costs associated with flat-panel televisions.

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

While we continue to grow our presence in image capture technology, we have begun creating, through research and development, new technology solutions for the substantially larger, image display market. More specifically we are creating products and Technology to accent and enhance the Liquid Crystal Display (LCD) and Liquid Crystal on Silicon (LCoS) television market. Our first image display products are expected to be available for delivery during the second half of 2006 under the SysView brand name. These SysView display products will include highly integrated, high performance video processors that combine state-of-the-art scaling and video processing techniques for displaying analog and digital video/graphics on our LCoS TV products. We believe that these products will provide advanced image processing, including High-Definition (HD) products, that will greatly enhance display quality. The next product/technology that we are developing is a Light Emitting Diode (LED) backlighting solution to replace the industries current standard Cold Cathode Fluorescent Lamp (CCFL). The principal behind this technology is related to the proprietary technology used in our image capture products. The benefits are substantial, including longer life, higher dimming ratio, sharper contrast, and near high definition resolution without filters, all at a performance value.

In addition to future products and Technology in various stages of research and development, one of our objectives is to acquire companies in the image capture and display industry that could compliment our business model, improve our competitive positioning and expand our offerings to the marketplace, of which there can be no assurance. In identifying potential acquisition candidates we will seek to acquire companies with varied distribution channels, rich intellectual property (IP) and high caliber engineering personnel.

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

SELLING AND MARKETING

Selling and marketing expenses include payroll, employee benefits, stock-based compensation cost and other costs associated with sales, marketing and account management personnel. Other direct selling and marketing costs include market development funds and promotions (retail channels only), tradeshows, website support costs, warehousing, logistics and certain sales representative fees. Selling and marketing expenses increased to $332,000 for the quarter ended September 30, 2005 from $141,000 in the comparable period in 2004 and to $742,000 for the nine months ended September 30, 2005 from $507,000 in the comparable period in 2004. This represents an increase of $191,000 or approximately 135% for the quarter ended September 30, 2005 over the same period in 2004. The nine month expenditures increased by $235,000, or 46%, from the comparable period in 2004. These increases are primarily due a series of major trade show promotions and company awareness campaigns throughout the period. Other significant increases were in the logistics (ocean & air freight) and expenditures involving business development for the display technology. Additionally, we booked $13,000 and $73,000, during the three and nine months ended September 30, 2005, respectively, of stock-based compensation cost (a non-cash charge) as a result of granting stock options to certain executives and key employees at less than fair market value on the grant date. We had no stock-based compensation cost during the corresponding periods in 2004.

GENERAL AND ADMINISTRATIVE

General and administrative (G&A) costs include payroll, employee benefits, stock-based compensation cost and other headcount-related costs associated with the finance, legal, facilities and certain human resources, as well as legal and other professional and administrative fees. General and administrative expenses increased to $698,000 for the quarter ended September 30, 2005 and $2,329,000 for the nine months ended September 30, 2005 from $261,000 and $603,000 respectively, for the comparable three and nine month periods in fiscal 2004, an increase of $437,000 and $1,726,000, respectively, for the three and nine month periods ended September 30, 2005 or approximately an 167% and 286% increase for three and nine month periods ended September 30, 2005. The increase in both the three and nine months ended September 30, 2005 as compared to the same period in 2004 is mainly attributable to $211,000 and $1,195,000, respectively, of stock-based compensation cost (a non-cash charge) as a result of granting stock options to certain executives and key employees at less than fair market value on the grant date. We had no stock-based compensation cost during the corresponding periods in 2004. To a lesser extent, the increase for each of the three and nine month periods ended September 30, 2005 was primarily attributable to additional personnel costs related to our display product development and outside fees incurred in connection with our public listing compliance expense. We see our costs in this area continuing to increase over the remainder of this year.

RESEARCH AND DEVELOPMENT

Research and Development (R&D) costs include payroll, employee benefits, stock-based compensation cost and other headcount-related costs associated with the product design, development, compliance testing, documentation and transition to production. R&D expenses increased to $242,000 for the quarter ended September 30, 2005 from $197,000 for the same period in fiscal 2004, an increase of $45,000 or approximately 23%. For the nine months ended September 30, 2005, R&D expenses increased by $212,000 or 50%, to $640,000 from $428,000 for the same comparable period in fiscal 2004. The increase for the quarter ended September 30, 2005 is primarily attributable to a greater emphasis on the development of new products such as the planned line of duplex scanners and advanced display systems. These new products are essential for our continued revenue growth in the coming years. Additionally, we booked $13,000 and $73,000, during the three and nine months ended September 30, 2005, respectively, of stock-based compensation cost (a non-cash charge) as a result of granting stock options to certain executives and key employees at less than fair market value on the grant date. We had no stock-based compensation cost during the corresponding periods in 2004.

OTHER INCOME (EXPENSE)

During the nine months ended September 30, 2005 our other income (expense) was a result of issuing our 5% Convertible Preferred Stock as follows:

     o The $975,000 decrease in the fair value of the liability for derivative contracts (associated with our 5% Convertible Series A Preferred Stock) from the date of issuance, March 15, 2005 through September 30, 2005. Pursuant to SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133") and EITF Abstract No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS" ("EITF 00-19"), the decrease in the fair value of the liability for derivative contracts is included as other income in our consolidated statements of operations.

     o Cash paid for issuance costs of $237,000 in connection with our offering.
     o A non-cash charge of $290,000 representing the fair value of 186,500 warrants issued to the placement agent for the sale of the preferred stock.

During the three months ended September 30, 2005 our other income (expense) was a result of the $686,000 increase in value of our derivative instruments associated with our 5% Convertible Series A Preferred Stock.

Our other income (expense) for the three and nine months ended September 30, 2004 was immaterial to the overall financial statements.

ACCRETION OF PREFERRED STOCK REDEMPTION VALUE AND PREFERRED DEEMED DIVIDENDS

During the three and nine months ended September 30, 2005 accretion on our 5% Convertible Series A Preferred Stock was approximately $156,000 and $337,000, respectively. Preferred dividends were $29,000 and $57,000 for the three and nine months ended September 30, 2005, respectively. As our 5% Convertible Series A Preferred Stock was issued at the end of the March 2005, we did not accrue any accretion or dividends during the three and nine months ended September 30, 2004.


NET EARNINGS (LOSS)

Net loss for the quarter ended September 30, 2005 was approximately ($1,346,000) compared to net earnings of approximately $53,000 during the quarter ended September 30, 2004. The net loss was attributable to the (i) $235,000 stock-based compensation cost (a non-cash charge) as a result of granting stock options to certain executives and key employees at less than fair market value on the grant date, (ii) increased operating expenses as we ramp up operations to meet projected revenue growth, and (iii) the accounting for our preferred stock as discussed above, which resulted in a net decrease to our earnings of $686,000.

RELATED PARTY TRANSACTIONS

We purchase significantly all our finished scanner imaging products from the parent company of our majority stockholder, Syscan Technology Holdings Limited ("STH"). Our Chairman and CEO, Darwin Hu, was formerly the CEO of STH, and beneficially owns approximately 5.33% of the issued and outstanding capital stock of STH.

During the three and nine months ended June 30, 2005 and 2004, related party purchases from entities that are wholly-owned subsidiaries of STH were $1,542,000, $3,521,000, $1,433,000 and $3,043,000, respectively. The purchases were carried out in the normal course of business.

Amounts due from related parties are unsecured, interest-free and repayable on demand and consisted of the following:

Due from STH                                               $          $ 446,000
Due from Majority Stockholder                                           100,000
Due to various subsidiaries wholly-owned by STH                       1,628,000

                                                               -----------------
                                                           $          2,174,000
                                                              ==================

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $1,294,000 as of September 30, 2005 and working capital on September 30, 2005 was approximately $4,896,000, as compared to working capital on December 31, 2004 of $3,748,000. Cash and working capital increased from year end primarily attributable to the cash proceeds of approximately $1,630,000 received from our convertible preferred stock offering completed in March 2005.

OPERATING ACTIVITIES. Net cash flows provided (used) by operating activities were ($1,036,000) and $82,000 for the nine months ended September 30, 2005 and 2004, respectively. Net cash used by operating activities for 2005 was primarily due to an increase in inventories as we built up inventories to respond to forecasted demand for our products from the prior year's fourth quarter and an increase in sales. Other factors affecting net cash used in operating activities for 2005 primarily reflects net loss adjusted by (i) non-cash accounting entries in connection with the sale of our 5% Series A Preferred Stock and (ii) non-cash entries in connection with issuing stock options below fair market value. Net cash provided by operating activities for 2004 were due to a decrease in trade receivables as we collected cash from the prior's years sales and an increase in inventories and payables to respond to forecasted demand for our products in the current year.

INVESTING ACTIVITIES. Net cash flows from investing activities during the nine months ended September 30, 2005 and 2004 consisted primarily of cash paid for capital expenditures.

FINANCING ACTIVITIES. Net cash flows provided (used) by financing activities for the nine months ended September 30, 2005 and 2004 were $1,810,000 and ($270,000), respectively. For 2005, we raised net cash of approximately $1,630,000 from the sale of our convertible preferred stock offering completed in March 2005 and we paid down our banking obligations by $146,000. For both periods presented, advances to and/or repayments from related party receivables and payables were made in the ordinary course of business.

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

Our plans for the next twelve months include continuing to increase our presence in the image capture market, heavily investing our resources into the image display market and adding future products and Technology to our current product offerings. Additionally, we intend to seek to identify acquisition candidates in the image capture and display industry that we believe could compliment our business model, improve our competitive positioning and expand our offerings to the marketplace, of which there can be no assurance. In identifying potential acquisition candidates, we will seek to acquire companies with varied distribution channels, rich intellectual property (IP) and high caliber engineering personnel.

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

Our geographic sales as a percent of total revenue were as follows for the quarters ended September 30:


                                         2005               2004
                                    ----------------    --------------
United States                            86.6%              95.2%
Asia Pacific                             11.1%              3.1%
Europe and others                        2.3%               1.7%





Our geographic sales as a percentage of total revenue were as follows for the nine months ended September 30:

                                        2005               2004
                                    ---------------    --------------
United States                           86.5%              96.2%
Asia Pacific                            9.6%               1.4%
Europe and others                       3.9%               2.4%





Sales to major customers as a percentage of total revenues were as follows for the quarter ended September 30:
                                        2005               2004
                                    ---------------    --------------
Customer A                               29%                42%
Customer B                               23%                20%
Customer C                               16%                14%
Customer D                               9%                 10%






Sales to major customers as a percentage of total revenues for the nine months ended September 30:

                                         2005               2004
                                    ----------------    --------------
Customer A                                32%                37%
Customer B                                18%                20%
Customer C                                14%                13%
Customer D                                12%                9%






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



Dated: August 16, 2006           By:/S/ DARWIN HU
                                 -----------------------------------------------
                                  Name: Darwin Hu
                                  Title: Chief Executive Officer

Dated: August 16, 2006           By:  /S/ WILLIAM HAWKINS
                                 -----------------------------------------------
                                 Name: William Hawkins
                                 Title: Acting Chief Financial Officer, Chief
                                        Operating Officer and Secretary