Form 10KSB/A
period 2005-12-31
SYSVIEW TECHNOLOGY, INC.
filed 2006-08-16
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

                            SYSVIEW TECHNOLOGY, INC.
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

                              408-436-9888 EXT. 207
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

      TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------  ----------------------------------------------
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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock:

             CLASS                            OUTSTANDING AT APRIL 10, 2006
------------------------------------- ------------------------------------------
  Common Stock, $.001 par value                        24,601,096

Transitional Small Business Disclosure Format (Check one):   YES |_|    NO |X|

================================================================================

EXPLANATORY NOTE
This Annual Report on Form 10-KSB/A ("Form 10-KSB/A") is being filed as Amendment No. 1 to our Annual Report on Form 10-KSB/A for the year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission ("SEC") on April 18, 2006 (the "Original Filing"). We are filing this Amendment No. 1 to correct how we accounted for our stock-based compensation costs. We are amending and restating the following specific items in this Amendment No. 1:

PART I.

Item 1.  Business

     Research and Development
     Risks Relating to our Business, specifically our net loss incurred for the year ended December 31, 2005

PART II.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations:

    Results of Operations - Year ended December 31, 2005 compared to the Year ended December 31, 2004 specifically the following:

                   -Operating expenses
                   -Other income (expense)
                   -Net loss available to common stockholders

Item 7.  Financial Statements:

    Consolidated Balance Sheet as of December 31, 2005
    Consolidated Statement of Operations for the Year Ended December 31, 2005
            and 2004
    Consolidated Statement of Changes in Stockholders' Equity for the Year
            Ended December 31, 2005
      Consolidated Statement of Cash Flows for the Year Ended December 31, 2005

    Certain Notes to Consolidated Financial Statements:

        Note 1 - Summary of Significant Accounting Policies -Research and development expenses -Stock-based compensation cost
   PART III.

Item 13.    Exhibits and Reports on Form 8-K

     31.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


We are therefore amending and restating "Item 1. Business," "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7. Financial Statements" in their entirety in this Amendment No. 1 to correct how we account for our stock-based compensation costs. We are also amending and restating in its entirety "Item 13. Exhibits and Reports on Form 8-K" to reflect our inclusion of updated Exhibits 31 and 32 for this filing. Other than the above specific items, there have been no other changes to the Original Filing.

Items included in the Original Filing that are not included herein are not amended and remain in effect as of the date of the Original Filing. Except as noted above, this Form 10-KSB/A does not update information that was presented in our Original Filing to reflect recent developments that have occurred since the date of the Original Filing. Information concerning recent developments since the filing of our Annual Report for December 31, 2005 can be found in other filings we have made with the SEC since April 18, 2006.

================================================================================

ITEM 1.  BUSINESS

GENERAL

         Sysview Technology, Inc. (referred to herein as "we", "us", "our", "Syscan" or "Company") through our wholly-owned operating subsidiaries develops, designs and delivers various imaging technology solutions to the corporate/enterprise, small office-home office (SOHO), professional practice and consumer markets. We are the market-leader in providing, USB powered, scanning solutions to a wide variety of industries and market applications. Our proprietary page-imaging devices facilitate the way information is stored, shared and managed in both business and personal use. We market and distribute our products indirectly through a global network of Original Equipment Manufacturers (OEM), private label business channels, system integrators, value-added resellers (VAR's), and distributors. Our products may be viewed on our website at www.syscaninc.com. We believe that the value of our mobile image scanning solutions is best realized in vertical markets that are information and process intensive, such as healthcare, document security, financial services, legal and government.

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

         Effective June 27, 2006, we changed our name from Syscan Imaging, Inc. to Sysview Technology, Inc. Our world-wide corporate headquarters and logistics center is currently located at 1772 Technology Drive, San Jose, California 95110. We have additional offices and warehousing facilities in The Netherlands and Southern China. Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Proxy Statements relating to our annual meetings of stockholders, Current Reports on Form 8-K and amendments to these reports are available free of charge on our website at www.syscaninc.com, as well as from the SEC's website at www.sec.gov.

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

OUR DISPLAY MARKET SOLUTION

         While continuing R&D on multiple HDTV technology solutions, in October of 2005, Sysview expanded its Sysview HDTV display technology group through the purchase of Nanodisplay Inc., the holder of key intellectual property related to LCoS (liquid crystal on silicon) HDTV technology. Nanodisplay has multiple patents pending surrounding its proprietary methods and technologies that utilize CNT (Carbon Nanotube) technology and advanced assemblage and integration processes. Nanodisplay is in late stage research and development for the production of an advanced high yield LCoS chip with true 1080P resolution. Upon completion of this innovative LCoS technology, of which there can be no assurance, it is expected that technology upgrades to even greater resolutions are likely possible at an accelerated pace. Our ultimate goal is to achieve superior visual performance and resolution at a significant value in large screen format HDTVs.

         Nanodisplay co-founder Dr. Gihong Kim brings a tremendous amount of experience to Sysview. Dr. Kim has been a research and development engineer in the field of semiconductor materials, process integration and devices, for the majority of his career. He attributes the genesis of his solutions to solving key LCoS challenges and limitations to his involvement with LCoS since the technologies initial R&D stages. To his credit Dr. Kim has over 20 patents issued and has had 13 papers published in the field of semiconductor technology.

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

                  PRODUCTS IN DEVELOPMENT

         We have an aggressive product development program currently in place to add 7 new products in 2006. These new products are being introduced as both Sysview branded and OEM/ VAR branded products. Many of these new scanners are being driven by increased market demand for duplex, faster and easier-to-use products. They will also concentrate more on the identity-security and financial transaction market needs.

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

         Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our clients. Our research and development expenses for the twelve months ending December 31, 2005 and the twelve months ended December 31, 2004 were $951,333 and $528,417, respectively. We expect that we will continue to commit significant resources to research and development in the future, specifically with respect to the HDTV market. To date we have not capitalized any research and development expenses and all costs have been expensed as incurred.

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

         We maintain a Website at "http://www.syscaninc.com" (this is not a hyperlink, you must visit this website through an internet browser). Our Website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-KSB/A.

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

FOR THE YEAR ENDED DECEMBER 31, 2005 WE SUFFERED A NET LOSS AND WE MAY CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         During the fiscal year ended December 31, 2005, we had an increase in revenues but we sustained an operating loss and cannot be sure that we will again operate profitably in the future. During the fiscal year ended December 31, 2005, our revenues increased by $1.79 million (29.5%) from $6.06 million for the year ended December 31, 2004 to $7.85 million for the year ended December 31, 2005. In addition, we had a net loss of $1,493,238 for the year ended December 31, 2005, as compared to net loss of $179,866 for the year ended December 31, 2004.

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

RISKS RELATING TO OUR COMMON STOCK

IN THE EVENT THE SEC REVIEWS OUR FORM 10-KSB/A AND CONSOLIDATED FINANCIAL STATEMENTS INCLUDED THEREIN, IT MAY BE DETERMINED THAT INFORMATION DISCLOSED THEREIN MUST BE AMENDED.

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

Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Sysview Technology, Inc.'s (the "Company") financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

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

We intend to expand our image capture product line with 7 new products in 2006. These new products are being introduced as both Sysview branded and OEM/ VAR branded products launch. Many of these new scanners are being driven by increased market demand for faster and easier-to-use products. They will also concentrate more on the identity-security and financial transaction market needs.

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


RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31,
2004

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

COST OF SALES

         Cost of goods sold (COGS) includes all direct costs related to the transfer of scanners, imaging modules and services related to the delivery of those items manufactured in China. A relatively small percentage (< 2%) of COGS is due to engineering services and (< 6%) of COGS is due to software royalties paid by us. COGS was approximately 63.6% for the year ended December 31, 2005 compared to 68.1% for the same period in 2004. COGS decreased as a percentage of revenues for the year ended December 31, 2005 as compared to the same period in 2004 primarily as a result of greater gross margins and better pricing elasticity than projected. We anticipate that our COGS may remain at the current level during 2006 as a result of "flat" unit sales prices and stable material costs.

GROSS PROFIT

         Gross profit increased to $2,859,389 or 36.4% of net revenues for the year ended December 31, 2005 from $1,931,859 or 31.9% of net revenues for the same period in 2004. This increase in gross profit is primarily a result of increased revenue and increased margins realized with our new products. We anticipate that our gross profit margins may continue to increase during 2006, as we discontinue older and less-profitable products.

SELLING AND MARKETING

         Selling and marketing expenses include payroll, employee benefits, stock-based compensation cost and other costs associated with sales, marketing and account management personnel. Other direct selling and marketing costs include market development funds and promotions (retail channels only), tradeshows, website support costs, warehousing, logistics and certain sales representative fees. Selling and marketing expenses increased to $1,037,221 for the year ended December 31, 2005 from $745,557 for the same period in 2004, an increase of $291,664 or approximately 39.1%. The increase during the year ended December 31, 2005 is primarily attributable to changes in staffing and marketing activities related to the display imaging group and the addition of direct sales personnel in Europe and Asia. Additionally, during the year ended December 31, 2005, we booked $85,231 of stock-based compensation cost (a non-cash charge) as a result of granting stock options to certain executives and key employees at less than fair market value on the grant date. We had no stock-based compensation cost during the corresponding periods in 2004.

GENERAL AND ADMINISTRATIVE

         General and administrative costs include accounting, legal, administrative personnel, stock-based compensation cost and other headcount-related costs associated with the facilities and certain human resources, as well as other professional and administrative fees. General and administrative expenses increased to $2,917,564 for the year ended December 31, 2005 from $783,108 for the same period in fiscal 2004, an increase of $2,134,456 or approximately 273%. The increase for the year ended December 31, 2005 is primarily attributable $1,406,312 of stock-based compensation cost (a non-cash charge) as a result of granting stock options to certain executives and key employees at less than fair market value on the grant date. We had no stock-based compensation cost during the corresponding periods in 2004. The increase is also attributable to the additional cost of outside fees incurred in connection with our public listing compliance expenses costs incurred related to our image display subsidiary.

RESEARCH AND DEVELOPMENT

         Research and Development (R&D) costs include payroll, employee benefits, stock-based compensation and other headcount-related costs associated with the product design, development, compliance testing, documentation and transition to production. R&D expenses increased to $951,333 for the year ended December 31, 2005 from $528,417 for the same period in fiscal 2004, an increase of $422,916 or approximately 80%. This significant increase for the year ended December 31, 2005 is primarily attributable to engineering staff and expenditures for the image display products. We believe that this investment is necessary to establish a strong intellectual property (IP) position within this highly competitive market. Additionally, during the year ended December 31, 2005, we booked $85,231 of stock-based compensation cost (a non-cash charge) as a result of granting stock options to certain executives and key employees at less than fair market value on the grant date. We had no stock-based compensation cost during the corresponding periods in 2004.


OTHER INCOME (EXPENSE)

         Our other income (expense) for the year ended December 31, 2005 was $556,723 compared to $2,958 during the same period of 2004.

Other income (expense) for 2005 consisted mainly of the following items:

(i) The $1,112,005 decrease in the fair value of the liability for derivative contracts (associated with our 5% Convertible Series A Preferred Stock) from the date of issuance, March 15, 2005 through June 30, 2005. Pursuant to SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and EITF Abstract No. 00-19, "Accounting for Derivative Financial Instruments" ("EITF 00-19"), the decrease in the fair value of the liability for derivative contracts is included as other income in our consolidated statements of operations.

(ii) In connection with the sale of the Company's 5% Series A Convertible Preferred Stock, the paid issuance costs of $236,500 and recorded a non-cash charge for the fair value of 186,500 warrants issued to the placement agent for the sale of the preferred stock. The fair value of these warrants totaled $290,000. Total issuance costs of $526,500 were charged to other expense during 2005.

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

         Net loss available to common stockholders for the year ended December 31, 2005 was $2,038,673 versus net loss of $179,866 during the same period in 2004. The increase in net loss was primarily the result of (i) costs incurred and non-cash accounting entries in connection with the sale of our 5% Series A Preferred Stock and. (ii) stock-based compensation cost for the grant of stock options at less than fair market value.

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

                                                     2005               2004
                                                ----------------    ------------

SYSCAN Intervision Limited, a wholly-owned
subsidiary of STH (purchases)                      $4.915M             $3.825M

                                                ================    ============

SYSCAN Optoelectronics Technology
(Shenzhen) Company Limited, a wholly-owned
subsidiary of STH (purchases)                     --                  $0.520M

                                                ================    ============

AMOUNTS DUE TO/FROM RELATED PARTIES ARE UNSECURED, INTEREST-FREE AND REPAYABLE ON DEMAND AND CONSISTED OF THE FOLLOWING:


Due from STH                                             $     345,998

Due from Majority Stockholder
                                                               100,000

Due from various subsidiaries wholly-owned by STH            1,956,522
                                                        ---------------
                                                        $    2,402,520
                                                        ===============


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

OPERATING ACTIVITIES. Net cash flows used in operating activities totaled $801,248 and $26,009 for the years ended December 31, 2005 and 2004, respectively. Net cash used in operating activities for 2005 primarily reflects net loss adjusted by (i) non-cash accounting entries in connection with the sale of our 5% Series A Preferred Stock, (ii) non-cash entries in connection with issuing stock options below fair market value, (iii) increases in inventory levels as we built up inventories to respond to forecasted demand for our products from the prior year's fourth quarter, and (iv) increase in sales over the prior year.

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

Our geographic sales as a percent of total revenue were as follows for the years ended December 31,:

                                         2005               2004
                                    ----------------    --------------
United States                             87%               96%
Asia Pacific                               9%                2%
Europe and others                          4%                2%





Sales to major customers as a percentage of total revenues were as follows for the years ended December 31 :

                                        2005               2004
                                    ---------------    --------------
Customer A                               33%                38%
Customer B                               18%                16%
Customer C                               16%                15%
Customer D                               12%                9%






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

   CONTRACTUAL OBLIGATIONS

Our Contractual Obligations and Commercial Commitments are detailed below:


---------------------------- -------------------------------------------------------------


        Contractual
        Obligations                           Payments Due by Period
---------------------------- -------------------------------------------------------------
                                                  Less
                                                 Than 1       1-3        4 - 5   After 5
                                    Total         Year       Years       Years    Years
---------------------------- --------------- ------------- ----------- --------- ---------
Line / letter of credit (1)      $2,500,000    $2,500,000      --         --        --
---------------------------- --------------- ------------- ----------- --------- ---------
Operating Leases ((2))             $274,000      $139,000    $135,000     --        --
---------------------------- --------------- ------------- ----------- --------- ---------
Total Cash Contractual
Obligations                      $2,774,000    $2,639,000    $135,000     --        --
---------------------------- --------------- ------------- ----------- --------- ---------


(1) LINE OF CREDIT / letter of credit - We have a line of credit to borrow up to $2,500,000, bearing interest at the rate of prime (7.25% at December 31, 2005) plus 0.5%, and secured by all of our assets. Interest payments are due monthly and all unpaid interest and principal is due in full on October 30, 2006. Upon certain events of defaults as more fully described in the agreement, the default variable interest rate increases to prime plus 5.5%. We had $1,486,964 available for use at December 31, 2005. We issue letters of credit in the normal course of business. The total amount available can never be more than the face amount of all advances under bank line of credit or letters of credit outstanding.


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


PART III

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

     21        Subsidiaries of the Company

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

                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Report of Independent Registered Public Accounting Firm .....................F-2

Consolidated Balance Sheet ..................................................F-3

Consolidated Statements of Operations .......................................F-4

Consolidated Statements of Changes in Stockholders' Equity ..................F-5

Consolidated Statements of Cash Flows .......................................F-6

Notes to Consolidated Financial Statements ..................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sysview Technology, Inc.

We have audited the accompanying consolidated balance sheet of Sysview Technology, Inc. (formerly known as Syscan Imaging, Inc.) (a Delaware Corporation) and Subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

THE CONSOLIDATED FINANCIAL STATEMENTS FOR 2005 HAVE BEEN RESTATED AS MORE FULLY DESCRIBED IN NOTE 1.

Clancy and Co., P.L.L.C.
Scottsdale, Arizona

April 12, 2006, except for the updates to Note 1 which is dated July 24, 2006



                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                   ASSETS                            (RESTATED)
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

Commitments and contingencies

5% Convertible preferred stock, $0.001 par value,
      2,000,000 shares authorized,
      16,150 shares issued and outstanding,
      liquidation value of $16,150,000                                  467,699

Stockholders' equity
   Common stock: $0.001 par value;
      50,000,000 shares authorized;
      24,592,092 shares issued and
      24,092,092 shares outstanding
      [escrow = 500,000 shares]                                          24,092
   Additional paid- in capital                                       28,137,633
   Accumulated deficit                                              (22,757,356)
                                                                   ------------
Total stockholders' equity                                            5,404,369
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  7,904,318
                                                                   ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31

                                                                   2005            2004
                                                                (RESTATED)
                                                              ------------    ------------
NET SALES                                                     $  7,848,007    $  6,057,821

COSTS OF SALES                                                   4,988,618       4,125,962
                                                              ------------    ------------

GROSS PROFIT                                                     2,859,389       1,931,859

OPERATING EXPENSES
   Selling and marketing expenses                                1,037,221         745,557
   General and administrative expenses                           2,917,564         839,909
   Research and development expenses                               951,333         528,417
                                                              ------------    ------------
Total operating expenses                                         4,906,118       2,113,883
                                                              ------------    ------------

OPERATING LOSS                                                  (2,046,729)       (182,024)

Other income (expense)
   Change in fair value of derivative instruments                1,112,005            --
   Fair value of warrants issued                                  (290,000)           --
   Preferred stock issuance costs                                 (236,500)           --
   Interest income                                                  23,642           5,966
   Other income - exchange gain                                      4,673           8,613
   Interest expense                                                (57,097)        (11,621)
                                                              ------------    ------------
   Total other income (expense)                                    556,723           2,958
                                                              ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                      (1,490,006)       (179,066)

Provision for income taxes                                           3,232             800
                                                              ------------    ------------

NET LOSS                                                        (1,493,238)       (179,866)

Dividend on 5% convertible preferred stock and accretion of
    preferred stock redemption value                              (545,435)           --
                                                              ------------    ------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                     $ (2,038,673)   $   (179,866)
                                                              ============    ============

BASIC AND DILUTED LOSS PER SHARE                              $      (0.09)   $      (0.01)
                                                              ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                             23,279,389      22,599,454
                                                              ============    ============



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                    SYSVIEW TECHNOLOGY, INC. AND SUBISIDARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                 ADDITIONAL
                                     COMMON           COMMON      PAID IN       ACCUMULATED
                                     STOCK            STOCK       CAPITAL         DEFICIT          TOTAL
                                    (SHARES)         (AMOUNT)    (RESTATED)      (RESTATED)      (RESTATED)
                                    ----------------------------------------------------------------------

BALANCE -
  DECEMBER 31, 2003                 21,082,935         21,083   $ 25,480,290    $(20,538,817)   $  4,962,556
                                    ------------------------------------------------------------------------

Recapitalization to
  effect reverse
  acquisition                        2,027,580          2,027         (2,027)           --              --

Net loss                                  --             --         (179,866)       (179,866)

                                    ------------------------------------------------------------------------
BALANCE -
  DECEMBER 31, 2004                 23,110,515     25,478,263    (20,718,683)      4,782,690          23,110
                                    ------------------------------------------------------------------------

Common stock issued
  for Series A
  preferred stock
  conversions                          256,581            257        256,324            --           256,581

Issuance of common stock
  for services rendered                224,996            225        156,772            --           156,997

Stock-based compensation
  cost - options
                                          --             --        1,576,774            --         1,576,774

Fair value of warrants
  issued for payment of
  preferred stock issuance
  expenses                                --             --          290,000            --           290,000

Common stock issued for
  acquisition of subsidiary,
  1,000,000 shares less 500,000
  held in escrow per agreement
                                       500,000            500        379,500            --           380,000

Net loss                                  --             --             --        (2,038,673)     (2,038,673)

                                    ------------------------------------------------------------------------
BALANCE -
  DECEMBER 31, 2005                 24,092,092   $     24,092   $ 28,137,633    $(22,757,356)   $  5,404,369
                                    ========================================================================





                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31
                                                                           2005          2004
                                                                        (RESTATED)
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $(2,038,673)   $  (179,866)
                                                                       -----------    -----------
   Adjustments to reconcile net loss to net
      cash flows used in operating activities
   Depreciation                                                             31,303          3,279
   Loss on disposal of fixed assets                                           --            9,861
   Common stock issued for services                                        156,997           --
   Stock-based compensation cost - options                               1,576,774           --
   Fair value adjustment to liabilities under derivative contracts      (1,112,005)          --
   Accretion of 5% convertible preferred stock redemption value            467,699           --
   Preferred stock issuance expenses paid by issuance of warrants          290,000           --
   Conversion of Series A preferred stock dividends for common stock         6,581           --
   Write back of provision for doubtful accounts                              --           41,178
   Changes in assets and liabilities
      (Increase) decrease trade receivables                               (156,893)       930,231
      (Increase) decrease in inventories                                  (254,548)      (297,130)
      (Increase) decrease in other current assets                         (101,130)      (207,325)
       Increase (decrease) in trade payables                               197,060         36,661
       Increase (decrease) in other payables and accruals                  135,587       (362,898)
                                                                       -----------    -----------
   Net cash flows used in operating activities                            (801,248)       (26,009)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash acquired in reverse acquisition                                       --           28,288
   Cash paid for subsidiary                                                (97,896)          --
   Capital expenditures                                                   (169,588)       (26,309)
                                                                       -----------    -----------
Net cash flows provided by (used in) investing activities                 (267,484)         1,979
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the issuance of preferred stock                         1,865,000           --
   Advances under bank line of credit                                      150,000        700,000
   Repayments under bank lines of credit                                  (250,000)          --
   Advances under bank letters of credit                                   180,000        233,036
   Advances / repayments - related party amounts                          (137,533)    (1,241,425)
                                                                       -----------    -----------
Net cash flows provided by (used in) financing activities                1,807,467       (308,389)
                                                                       -----------    -----------

Increase (decrease) in cash and cash equivalents                           738,735       (332,419)

Cash and cash equivalents, beginning of year                               687,403      1,019,822
                                                                       -----------    -----------

                                                                       -----------    -----------
Cash and cash equivalents, end of year                                 $ 1,426,138    $   687,403
                                                                       ===========    ===========

Cash paid for:
   Interest                                                            $    57,097    $    11,621
                                                                       ===========    ===========
   Income taxes                                                        $     3,232    $       800
                                                                       ===========    ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31

                                                                                  2005          2004
                                                                                (RESTATED)
                                                                               -----------  ----------
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services                                               $  156,997       --
Stock-based compensation cost - options                                        $1,576,774       --
 Proceeds from issuance of 5% Convertible Preferred Stock to Liability under
   Derivative Contracts                                                        $1,865,000       --
 Conversion of Series A Preferred Stock for Common Stock                       $  256,581       --
Preferred stock issuance expenses paid by issuance of warrants                 $  290,000       --












             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
================================================================================


NOTE 1 - BACKGROUND, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Sysview Technology, Inc., (referred to herein as "Syscan" or the "Company") (formerly known as Syscan Imaging, Inc.), develops, designs and delivers various imaging technology solutions to the corporate/enterprise, small office-home office (SOHO), professional practice and consumer markets. Sysview is headquartered in San Jose, California, and is principally engaged in the design, development and marketing of Contact Image Sensor ("CIS") modules for use in scanners and fax machines. Syscan's manufacturing is completed at an affiliated China-based facility, which provides a low-cost manufacturing base for these industrial and consumer products. Syscan's products are ideally suited for the mobile computer user who needs to scan and/or fax documents while away from their office. Effective June 27, 2006, we changed our name from Syscan Imaging, Inc. to Sysview Technology, Inc.

On April 2, 2004, Sysview Technology, Inc. (formerly known as "Syscan Imaging, Inc." and prior thereto aso "BankEngine Technologies, Inc." and referred to herein as the "Company") completed its acquisition of 100% of the issued and outstanding capital stock of Syscan, Inc. ("Syscan") pursuant to a Share Exchange Agreement ("Agreement") dated March 29, 2004, in exchange for 20,859,459 shares of the Company's common stock. Pursuant to the Agreement, the sole stockholder of Syscan, Inc., Syscan Imaging Limited, received 18,773,514 post-reverse split shares of the Company's common stock in exchange for all of the issued and outstanding capital stock of Syscan, Inc. In connection with the issuance of the Company's common stock to Syscan Imaging Limited, Syscan Imaging Limited beneficially became the owner of 81.2% of the issued and outstanding securities of the Company. Its ultimate holding company is Syscan Technology Holdings Limited, a company which is incorporated in Bermuda and its shares are listed on The Growth Enterprise Market of The Stock Exchange of Hong Kong Limited.


BASIS OF PRESENTATION

As a result of the reverse acquisition, the financial statements of the Company become those of Sysview and thus, the consolidated financial statements of the Company represent the activities of its 100% owned subsidiary, Syscan, Inc. and the Company's other wholly-owned subsidiaries. Although the Company is the legal acquirer, Sysview will be treated as having acquired the Company for accounting purposes and all of the operations reported represent the historical financial statements of Sysview and the Company's other wholly-owned subsidiaries.

RESTATEMENT TO CONSOLIDATED FINANCIAL STATEMENTS

The Company amended the consolidated financial statements for the year ended December 31, 2005 and extended or modified certain notes to the consolidated financial statements to provide additional information as detailed below:

The restatements were made to recognize stock-based compensation costs over the period in which the requisite service is performed instead of recognizing the entire intrinsic value on the grant date. The effect of the restatement was an decrease in net loss from $3,273,899 to $2,038,673, or $1,235,226 and an decrease in loss per share from $0.14 to $0.09. The restatement had no effect on total stockholders equity. Refer to the Company's "Stock-based compensation cost" accounting policy note under Summary of Significant Accounting Policies.

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

Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits and accounts receivable with no collateral or security. The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of December 31, 2005, the Company had consolidated balances of approximately $1,030,000, which were not guaranteed by FDIC. The Company has not experienced any losses in such accounts and believes the exposure is minimal. As of December 31, 2005, all the Company's receivables were unsecured.

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

RESEARCH AND DEVELOPMENT EXPENSES - Research and development costs are expensed as incurred and amounted to $951,333 in 2005 (2004: $528,417).

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

STOCK-BASED COMPENSATION COST - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the total excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock, and is amortized over the vesting period of the grant. SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB No. 123, and "Accounting for Stock-Based Compensation". This statement amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. See Note 5 for a description of the stock-based compensation plan.

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

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net earnings and pro forma net earnings per share would have been reflected as follows for the years ended December 31:

                                                    2005           2004
                                                -----------    -----------
                                                 (restated)

Net earnings (loss) available to
  common stockholders                           $(2,038,673)   $  (179,866)
Add: Stock-based compensation cost
  included in reported net
  earnings (loss)                                 1,576,744           --
Less:  Stock-based employee
  compensation cost determined
  under fair value based method
  for all awards, net of related
  tax effects                                    (1,596,425)        (3,824)
                                                -----------    -----------
Pro forma net earnings (loss)                   $(2,058,354)   $  (183,690)
                                                ===========    ===========

Basic and diluted net earning
  (loss) per share, as reported                 $     (0.09)   $     (0.01)
                                                ===========    ===========

Pro-forma basic and diluted net
  earnings (loss) per share                     $     (0.09)   $     (0.01)
                                                ===========    ===========


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

                                                    2005               2004
                                                --------------     -------------

SYSCAN Intervision Limited, a
wholly-owned subsidiary of                        $4.915M            $3.825M
STH (purchases)
                                                ==============     =============

SYSCAN Optoelectronics Technology
(Shenzhen) Company Limited, a wholly-owned
subsidiary of STH (purchases)                         --            $0.520M

                                                ==============     =============



Amounts due from related parties are unsecured, interest-free and repayable on demand and consisted of the following:


Due from STH                                                          $  345,998

Due from Majority Stockholder                                            100,000

Due from various subsidiaries wholly-owned by STH                      1,956,522
                                                                      ----------
                                                                      $2,402,520
                                                                      ==========








NOTE 3 - FIXED ASSETS, NET

Fixed assets consist of the following:

Computer and office equipment                              $ 62,286
Furniture and fixtures                                        2,565
Tooling and product design                                  137,018
                                                           --------
                                                            201,869
Less: accumulated depreciation                               34,650
                                                           --------
                                                           $167,219
                                                           ========








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

THE COMPANY HAD THE FOLLOWING EQUITY ACTIVITY DURING 2004:

On April 2, 2004, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Sysview pursuant to an Agreement dated March 29, 2004, in exchange for 20,859,459 shares of the Company's common stock. As part of the reorganization of the Company on April 2, 2004, the common shares of the Company were subject to a reverse split of 1 share for each 10 shares outstanding.


Immediately prior to the Agreement, the Company had 2,027,580 shares of common stock issued and outstanding. The acquisition was accounted for as recapitalization of Sysview because the shareholders of Sysview controlled the Company after the acquisition. Sysview was treated as the acquiring entity for accounting purposes and the Company was the surviving entity for legal purposes. The combined company is considered to be a continuation of the operations of Syscan. The issued and outstanding common stock of Sysview prior to the completion of the acquisition was restated to reflect the 21,082,935 common stock issued by the Company.

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

Total common stock issuable upon conversions of the underlying the preferred stock and warrants follows:

Series A Convertible Preferred stock (1)                     1,865,000
Maximum accrued dividends on the shares of
  Series A Convertible Preferred stock (1)                     279,750
Warrants issued to purchasers in
  private placement (2)                                        932,500
Warrants issued to placement agent
  in the private placement (1)                                 186,500
                                                             ---------
                                                             3,263,750
                                                             =========

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


                                            Warrants               Embedded conversion
                                                                  feature associated with
                                                                    the 5% Convertible
                                                      Warrants       Preferred Stock
                                          ------------------------------------------------
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

Information about options outstanding and exercisable at December 31, 2005 is summarized below:


----------------------- -------------- ------------------- ------------ -------------- --------------- ------------

                                        WEIGHTED-AVERAGE                               WEIGHTED-AVERAGE
  RANGE OF EXERCISE        NUMBER          REMAINING       WEIGHTED-AVERAGENUMBER        REMAINING     WEIGHTED-AVERAGE
        PRICES           OUTSTANDING    CONTRACTUAL LIFE    EXERCISE     EXERCISABLE    CONTRACTUAL     EXERCISE
                         -----------                                     -----------
                                            (YEARS)           PRICE                     LIFE (YEARS)      PRICE

----------------------- -------------- ------------------- ------------ -------------- --------------- ------------
        $0.01             3,700,000           1.25            $0.01       1,233,333         1.25          $0.01
----------------------- -------------- ------------------- ------------ -------------- --------------- ------------
     $0.90-$2.50           60,000             1.00            $1.17        60,000           1.00          $1.17


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

The estimated fair values of the assets and liabilities acquired are summarized as follows:

Fixed assets                                             $    4,948
Goodwill                                                    541,992
                                                       -------------
Total assets acquired                                       546,940
Accounts payable and accrued liabilities                     69,042
                                                       -------------
Fair value of net assets acquired                        $  477,898
                                                       =============







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

                                                        2005             2004
                                                     ----------       ----------
Net sales                                            $7,848,007       $6,057,821
Net loss                                             $3,349,357       $  280,414
Basic and diluted net loss per share                 $     0.14       $     0.01

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Sysview Technology, Inc.

Date:  August 16, 2006                       By: /s/ Darwin Hu
                                             --------------------
                                             Name:  Darwin Hu
                                             Title: Chief Executive Officer


            Pursuant to and in accordance with the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


------------------------------------- ----------------------------------- -----------------------------------
Name                                  Title                               Date
------------------------------------- ----------------------------------- -----------------------------------
------------------------------------- ----------------------------------- -----------------------------------

------------------------------------- ----------------------------------- -----------------------------------
------------------------------------- ----------------------------------- -----------------------------------
/s/ Darwin Hu                         Chairman and Chief Executive        August 16, 2006
Darwin Hu                             Officer
                                      (Principal Executive Officer)
------------------------------------- ----------------------------------- -----------------------------------
------------------------------------- ----------------------------------- -----------------------------------

------------------------------------- ----------------------------------- -----------------------------------
------------------------------------- ----------------------------------- -----------------------------------
/s/ William Hawkins                   Acting Chief Financial Officer,     August 16, 2006
William Hawkins                       Chief Operating Officer and
                                      Secretary
                                      (Principal Financial Officer)
------------------------------------- ----------------------------------- -----------------------------------
------------------------------------- ----------------------------------- -----------------------------------

------------------------------------- ----------------------------------- -----------------------------------
------------------------------------- ----------------------------------- -----------------------------------
/s/ David P. Clark                    Senior Vice President of Business   August 16, 2006
David P. Clark                        Development and Director
------------------------------------- ----------------------------------- -----------------------------------
------------------------------------- ----------------------------------- -----------------------------------

------------------------------------- ----------------------------------- -----------------------------------
------------------------------------- ----------------------------------- -----------------------------------
/s/ Lawrence Liang                    Director                            August 16, 2006
Lawrence Liang
------------------------------------- ----------------------------------- -----------------------------------
------------------------------------- ----------------------------------- -----------------------------------

------------------------------------- ----------------------------------- -----------------------------------
------------------------------------- ----------------------------------- -----------------------------------
/s/ Lai Ming Lau                      Director                            August 16, 2006
Lai Ming Lau
------------------------------------- ----------------------------------- -----------------------------------