Form 10QSB/A
period 2006-03-31
SYSVIEW TECHNOLOGY, INC.
filed 2006-08-16
CIK 1096857

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

         FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 000-25839

                            SYSVIEW TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            59-3134518
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

-------------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes  |_|    No  |X|

================================================================================

EXPLANATORY NOTE
This Quarterly Report on Form 10-QSB/A-1 ("Form 10-QSB/A-1") is being filed as Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, which was originally filed with the Securities and Exchange Commission ("SEC") on May 15, 2006 (the "Original Filing"). We are filing this Amendment No. 1 to correct how we accounted for our stock-based compensation costs. We are amending and restating the following specific items in this Amendment No. 1:

PART I.       FINANCIAL INFORMATION

Item 1. Financial Statements:

    Condensed Consolidated Balance Sheet as of March 31, 2006
    Condensed Consolidated Statements of Operations for the Three Months
      Ended March 31, 2006
    Condensed Consolidated Statements of Cash Flows for the Three Months Ended
      March 31, 2006

    Notes to Condensed Consolidated Financial Statements
        Note 6 Employee Equity Incentive Plans (modified)
        Note 11 - Restatement of March 31, 2005 Interim Results for Correction of an Error (removed)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

    Results of Operations - Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2004, specifically the following:

                  -Results of Operations Table
                   -Operating expenses
                   -Other income (expense)

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

Items included in the Original Filing that are not included herein are not amended and remain in effect as of the date of the Original Filing. Except as noted above, this Form 10-QSB/A does not update information that was presented in our Original Filing to reflect recent developments that have occurred since the date of the filing. Information concerning recent developments since the filing of our Quarterly Report for March 31, 2006 can be found in other filings we have made with the SEC since May 15, 2006.

================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                            SYSVIEW TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         MARCH 31,    DECEMBER 31,
                                                                           2006          2005
                                                                      -------------- -------------
          ASSETS                                                      (Unaudited and   (Audited)
                                                                         Restated)
Current assets:
  Cash and cash equivalents                                              $  1,040    $  1,426
  Trade receivables                                                         1,715       1,285
  Inventories                                                                 617         751
  Prepaid expenses and other current assets                                   402         319
  Due from related parties                                                  1,954       2,403
                                                                         --------    --------
     Total current assets                                                   5,728       6,184

Fixed assets, net                                                             160         167
Goodwill                                                                      555         555
Long-term investment                                                          998         998
                                                                         --------    --------
          Total assets                                                   $  7,441    $  7,904
                                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line and letter of credit                                         $  1,013    $  1,013
  Trade payables and other accrued expenses                                   167         445
  Accrued dividends on 5% convertible preferred stock                          91          71
                                                                         --------    --------
     Total current liabilities                                              1,271       1,529

Other liabilities
  Liability under derivative contracts                                        295         503
                                                                         --------    --------

          Total liabilities                                                 1,566       2,032

Commitments and contingencies

  5% Convertible preferred stock $.001 par value, 2,000 authorized,           596         468
    16 shares issued and outstanding, liquidation value of $16,150

Stockholders' equity:
  Common stock $.001par value, 50,000 authorized, 24,592 shares issued
    and 24,092 shares outstanding (500 shares held in escrow)                  24          24
  Additional paid-in capital                                               28,432      28,137
  Accumulated deficit                                                     (23,177)    (22,757)
                                                                         --------    --------
     Total stockholders' equity                                             5,279       5,404
                                                                         --------    --------
          Total liabilities and stockholders' equity                     $  7,441    $  7,904
                                                                         ========    ========




         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                            SYSVIEW TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        --------------------
                                                                          2006        2005
                                                                        --------    --------
                                                                       (Restated)

Net sales                                                               $  2,438    $  1,708

Cost of sales                                                              1,616       1,104
                                                                        --------    --------

Gross profit                                                                 822         604

Operating expenses:
  Selling and marketing                                                      293         152
  General and administrative                                                 608         296
  Research and development                                                   396         176
                                                                        --------    --------
Total operating expenses                                                   1,297         624
                                                                        --------    --------

Operating loss                                                              (475)        (20)
                                                                        --------    --------

Other income (expense):
  Fair value of warrants issued                                             --          (290)
  Preferred stock issuance costs                                            --          (237)
  Change in fair value of derivative instruments                             208       1,086
  Other                                                                       (5)         (2)
                                                                        --------    --------
Total other income (expense)                                                 203         557

                                                                        --------    --------
Net earnings (loss) before income taxes                                     (272)        537
Provision (benefit) for income taxes                                        --             1
                                                                        --------    --------

Net earnings (loss)                                                         (272)        536
Dividend on 5% convertible preferred stock and accretion of preferred
    stock redemption value                                                  (148)        (27)
                                                                        --------    --------
Net earnings (loss) available to common stockholders                    $   (420)   $    509
                                                                        ========    ========

Net earnings (loss) per common share - basic and diluted:               $  (0.02)   $   0.02
                                                                        ========    ========

Weighted average common shares outstanding - basic and diluted            24,092      23,111
                                                                        ========    ========


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.





                            SYSVIEW TECHNOLGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  ---------------------
                                                                     2006        2005
                                                                  ----------  ---------
                                                                  (Restated)
     OPERATING ACTIVITIES
Net earnings (loss) available to common stockholders               $  (420)   $   509
Adjustments to reconcile net loss to net cash used by
      operating activities:
  Depreciation expense                                                  11          1
  Stock-based compensation cost - options                              295       --
  Preferred stock issuance expenses paid by issuance of warrants      --          290
  Change in fair value of derivative instruments                      (208)    (1,086)
  Dividend on 5% convertible preferred stock and accretion of
     preferred stock redemption value                                  128         27
  Changes in operating assets and liabilities:
     Trade receivables                                                (430)      (361)
     Inventories                                                       134       (141)
     Prepaid expenses and other current assets                         (83)        83
     Accrued dividends on 5% convertible preferred stock                20       --
     Trade payables and other current liabilities                     (278)       (59)
                                                                   -------    -------
Cash used by operating activities                                     (831)      (737)
                                                                   -------    -------

INVESTING ACTIVITIES:
  Capital expenditures                                                  (4)      (112)
                                                                   -------    -------
Cash used by investing activities                                       (4)      (112)
                                                                   -------    -------

FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                           --        1,855
  Advances/repayments - related parties                                449        108
                                                                   -------    -------
Cash provided by financing activities                                  449      1,963
                                                                   -------    -------

Net increase (decrease) in cash and cash equivalents                  (386)     1,114

Cash and cash equivalents at beginning of period                     1,426        687
                                                                   -------    -------

Cash and cash equivalents at end of period                         $ 1,040    $ 1,801
                                                                   =======    =======

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                            SYSVIEW TECHNOLOGIES, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

Sysview Technology, Inc., (referred to herein as "Sysview" or the "Company") develops, designs and delivers various imaging technology solutions to the corporate/enterprise, small office-home office (SOHO), professional practice and consumer markets. Sysview is headquartered in San Jose, California, and is principally engaged in the design, development and marketing of Contact Image Sensor ("CIS") modules for use in scanners and fax machines. Sysview's manufacturing is completed at an affiliated China-based facility, which provides a low-cost manufacturing base for these industrial and consumer products. See
Note 3. Sysview's products are ideally suited for the mobile computer user who needs to scan and/or fax documents while away from the office.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Sysview have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006. The interim financial statements should be read in conjunction with the financial statements in the Company's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005, filed with the Securities and Exchange Commission on August 16, 2006.

The consolidated financial statements include the accounts of Sysview and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Certain accounts have been reclassified to conform to the current period presentation.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123-R, SHARE-BASED PAYMENT ("SFAS 123(R)"). SFAS 123(R) replaces SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. SFAS 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense. Effective January 1, 2006, Sysview adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation expense recognized for the quarter March 31, 2006, includes the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in pro forma footnote disclosures), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Results for periods prior to January 1, 2006, have not been restated. See Note 6.

                            SYSVIEW TECHNOLOGIES, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


On June 7, 2005, the FASB issued Statement 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION 20 AND FASB STATEMENT 3, ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Sysview adopted SFAS 154 on January 1, 2006. The adoption had an impact to the Company's consolidated financial position, results of operations or cash flows.

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

The following table is a summary of unsecured, interest-free and payable upon demand, amounts due from affiliated entities as of March 31, 2006 (IN THOUSANDS):


                         STH wholly-owed subsidiaries              $1,508
                         STH                                          346
                         Sysview's majority stockholder               100
                                                               ------------
                                                                   $1,954
                                                               ============


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

                            SYSVIEW TECHNOLOGIES, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)




MAJOR CUSTOMERS AND TRADE RECEIVABLES

A relatively small number of customers account for a significant percentage of the Company's sales. The percentage of sales derived from significant customers is as follows:

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                      ---------------------------
                                         2006            2005
                                      ------------    -----------
             Customer A                    37%             51%
             Customer B                    36              25
             Customer C                     9              14

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

NOTE 6 - EMPLOYEE EQUITY INCENTIVE PLANS

STOCK-BASED COMPENSATION

Sysview has several stock-based employee compensation plans, which are more fully described in the 2005 Annual Report on Form 10-KSB. Prior to January 1, 2006, Sysview accounted for awards granted under those plans following the recognition and measurement principles of APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, compensation expense, equal to the difference between the total exercise price and the total fair market value, for awards granted at an exercise price less than fair market value of the underlying common stock on the grant date, is amortized over the vesting period. There were no awards and no stock-based compensation during the three months ended March 31, 2005. Effective January 1, 2006, Sysview adopted the fair value recognition provisions of SFAS 123(R). See Note 2. The amount of stock-based compensation expense recognized during the three months ended March 31, 2006 was $295,000.

STOCK OPTIONS

The Company has 2,210,000 options granted under the 2002 Stock Option Plan that are subject to stockholder approval at the next annual or special meeting of stockholders, which has not been obtained as of the date of this quarterly filing and are not included in the following table, which summarizes stock option activity and related information through March 31, 2006:

                            SYSVIEW TECHNOLOGIES, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)




                                                                WEIGHTED-AVERAGE
                                                                    EXERCISE
                                                         OPTIONS      PRICE
                                                        ---------  ------------

Outstanding at December 31, 2005                        3,760,000   $   0.03
    Granted                                               300,000       0.01
    Exercised                                                --      --
    Cancelled                                                --      --
                                                        ---------   --------
Outstanding at March 31, 2006                           4,060,000   $   0.03
                                                        =========   ========

The following table summarizes all options outstanding and exercisable by price range as of March 31, 2006:


                                      OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                      ----------------------------------------------------    --------------------------------
                                         WEIGHTED-AVERAGE
                                            REMAINING        WEIGHTED-AVERAGE                    WEIGHTED-AVERAGE
    RANGE OF                               CONTRACTUAL         EXERCISE                            EXERCISE
 EXERCISE PRICES          NUMBER          LIFE (YEARS)          PRICE             NUMBER            PRICE
                       OUTSTANDING                                             EXERCISABLE
------------------    ---------------    ----------------    -------------    ---------------    -------------

      $0.01              4,000,000            6.00              $0.01            1,333,333          $0.01
  $0.90 - $2.50             60,000            0.75              $1.17               60,000          $1.17


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

                            SYSVIEW TECHNOLOGIES, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


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

                                                                                       EMBEDDED
                                                                                      CONVERSION
                                                                                       FEATURE
                                                                                   ASSOCIATED WITH
                                                                                        THE 5%
                                                                                     CONVERTIBLE
                                                   WARRANTS         WARRANTS       PREFERRED STOCK
                                                  ------------    -------------   -------------------
Exercise/conversion Price                           $1.00           $2.00              $1.00
Fair value of the Company's common stock            $0.78           $0.78              $0.78
Expected life in years                                3.0             3.0                3.0
Expected volatility                                    42%             42%                42%
Expected dividend yield                                 0%              0%                 0%
Risk free interest rate                                 5%              5%                 5%
Calculated fair value per share                     $0.46           $0.19               $0.46


NOTE 9 - COMMITMENTS AND CONTINGENCIES


OPERATING LEASES


The Company is committed under various non-cancelable operating leases which extend through November 2011. Future minimum rental commitments are as follows:

                            SYSVIEW TECHNOLOGIES, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



                                                               FUTURE
                                         YEAR ENDING        MINIMUM LEASE
                                          MARCH 31,           PAYMENTS
                                       ----------------    ---------------
                                            2007                $ 146
                                            2008                  100
                                            2009                    1
                                            2010                    1
                                            2011                    1
                                                           ---------------
                                            Total                $249
                                                           ===============

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

                            SYSVIEW TECHNOLOGIES, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



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


NOTE 10 - SEGMENT AND GEOGRAPHIC INFORMATION

SEGMENT INFORMATION

Sysview operates in one segment, the design, development and delivery of various imaging technology solutions, most notably scanners, as defined by SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131").

GEOGRAPHIC INFORMATION

During the three months March 31, 2006 and 2005, Sysview recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product. The following table summarizes total net sales attributable to significant countries (IN thousands):

                                           THREE MONTHS MARCH 31,
                                      ---------------------------------
                                            2006            2005
                                      ---------------------------------
             U.S.                          $ 2,221    $        1,675

             Asia                              118               7
             Europe and other                   99              26
                                      ---------------------------------
                                           $ 2,438         $ 1,708
                                      =================================

Substantially all Sysview's identifiable assets are located in the U.S.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Sysview Technology, Inc.'s ("Sysview" or "Company") unaudited condensed consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to Sysview's Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on April 17, 2006.

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

We are in the business of developing, designing and delivering imaging technology solutions. We currently have 14 patents issued in the United States and five patents issued in Taiwan. Additionally, we have five patents currently pending with the United States Patent and Trademark Office, three relate to image display technology and two relate to image scanning. We focus our research and development toward new deliverable and marketable Technology. We sell our products to clients throughout the world, including the United States, Canada, Europe, South America, Australia and Asia. We intend to leverage our experience, expertise and current technology in the image capture market by expanding our business to the image display market, which is deemed to be a much larger market.

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

Currently, all our products are manufactured by a subsidiary of Syscan Technology Holdings (STH), the parent company of our majority stockholder. STH warrants the products it manufactures for us against defects in material and workmanship for a period of 18 months after the completion of manufacture. After such 18 month period, STH provides product repair services for us at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products. As a result of the product warranty provided by STH, Sysview does not record a product warranty reserve.

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

The following table is a summary of unsecured, interest-free and payable upon demand, amounts due from affiliated entities as of March 31, 2006 (IN THOUSANDS):


                          STH wholly-owed subsidiaries             $1,508
                          STH                                         346
                          Sysview's majority stockholder              100
                                                               ------------
                                                                   $1,954
                                                               ============

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

RESULTS OF OPERATIONS

The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 (IN THOUSANDS):


                                                  THREE MONTHS MARCH 31,        CHANGE
                                                  ---------------------   -----------------
                                                     2006        2005        $         %
                                                   -------     -------    -------   -------

Net sales                                         $ 2,438     $ 1,708    $   730        43%

Cost of sales                                       1,616       1,104        512        46
   As a percentage of sales
                                                       66%         65%

  Selling and marketing expense                       293         152        141        93
  General and administrative expense                  608         296        312       105
  Research and development expense                    396         176        220       125

Total other income (expense)                          203         557         NM        NM
Dividend on 5% convertible preferred                 (148)        (27)        NM        NM
stock and accretion of preferred
    stock redemption value

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

SELLING AND MARKETING EXPENSE

Selling and marketing expenses consist primarily of salaries, stock-based compensation and other related costs of employees engaged in the sales, marketing and customer account management functions and to a lesser extent market development and promotional funds for our retail distributions channels, tradeshows, website support, warehousing, logistics and certain sales representative fees. The increase during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is primarily attributable to the increased staff and related marketing activities to support our expanding products offerings and the addition of direct sales personnel in Europe and Asia. Additionally, we booked $12,000 of stock-based compensation cost (a non-cash charge), during the three months ended March 31, 2006, as a result of granting stock options to certain executives and key employees at less than fair market value on the grant date. We had no stock-based compensation cost during the three months ended March 31, 2005. We expect selling and marketing expenses to increase as we continue to expand our marketing efforts and the number of products we offer.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of costs associated with our executive, financial, human resources and information services functions, facilities-related expenses and outside professional services such as legal and accounting. The increase was a result of increased personnel costs to support our expanding business and related infrastructure and the increased expenses associated with maintaining our public company status. Additionally, we booked $271,000 of stock-based compensation cost (a non-cash charge), during the three months ended March 31, 2006, as a result of granting stock options to certain executives and key employees at less than fair market value on the grant date. We had no stock-based compensation cost during the three months ended March 31, 2005. We expect general and administrative expenses to increase somewhat as our business continues to grow and the costs associated with being a public company continue to increase as a result of our required reporting requirements, including but not limited to expenses incurred to comply with the Sarbanes-Oxley Act of 2002.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of salaries and related costs of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production. Research and development expense increased during the three months ended March 31, 2006 as compared to March 31, 2005 as we continue to focus on key product development areas. Additionally, we booked $12,000 of stock-based compensation cost (a non-cash charge), during the three months ended March 31, 2006, as a result of granting stock options to certain executives and key employees at less than fair market value on the grant date. We had no stock-based compensation cost during the three months ended March 31, 2005. We expect research and development expenses to increase as we continue to invest in the future and strengthen our intellectual property position within our highly competitive market.

TOTAL OTHER INCOME (EXPENSE)

Other income (expense) for the three months ended March 31, 2006 was mainly attributable to the $208,000 decrease in the fair value of our derivative instruments associated with our 5% Convertible Series A Preferred Stock.

During the three months ended March 31, 2005 our other income (expense) was a result of issuing our 5% Convertible Preferred Stock as follows:

     o The $1,086,000 decrease in the fair value of the liability for derivative contracts (associated with our 5% Convertible Series A Preferred Stock) from the date of issuance, March 15, 2005 through March 31, 2005. Pursuant to SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133") and EITF Abstract No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS" ("EITF 00-19"), the decrease in the fair value of the liability for derivative contracts is included as other income in our consolidated statements of operations.
     o Cash paid for issuance costs of $237,000 in connection with our offering; and
     o A non-cash charge of $290,000 representing the fair value of 186,500 warrants issued to the placement agent for the sale of the preferred stock.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (IN THOUSANDS):

                                                                  ONE -  THREE -
                                                      LESS THAN  THREE    FIVE
                                             TOTAL    ONE YEAR   YEARS    YEARS
                                            ------    --------  ------  --------

Line of credit (1)                          $1,013    $1,013    $ --      $ --

Operating lease obligations                    249       146       102         1

                                            ------    ------    ------    ------
Total contractual cash obligations          $1,262    $1,159    $  102    $    1
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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Sysview Technology, Inc has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SYSVIEW TECHNOLOGY, INC.



                           Date: August 16, 2006
                              /S/ DARWIN HU
                              Darwin Hu, Chairman and Chief Executive Officer



                           Date: August 16, 2006
                                 /S/ WILLIAM HAWKINS
                                 William Hawkins, Acting Chief Financial Officer Chief Operating Officer and Secretary