Form 10QSB
period 2006-06-30
SYSVIEW TECHNOLOGY, INC.
filed 2006-08-21
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

The number of shares of Common Stock outstanding as of August 15, 2006 was 24,092,092.

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

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                            SYSVIEW TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              JUNE 30,  DECEMBER 31,
                                                                               2006        2005
                                                                             --------    --------
ASSETS                                                                       (Unaudited) (Audited)
Current assets:
  Cash and cash equivalents                                                  $  1,068    $  1,426
  Trade receivables                                                               885       1,285
  Inventories                                                                     878         751
  Prepaid expenses and other current assets                                       349         319
  Due from related parties                                                      2,369       2,403
                                                                             --------    --------
     Total current assets                                                       5,549       6,184

Fixed assets, net                                                                 360         167
Goodwill                                                                          555         555
Long-term investment                                                              998         998
                                                                             --------    --------
          Total assets                                                       $  7,462    $  7,904
                                                                             ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line and letter of credit                                             $  1,013    $  1,013
  Trade payables and other accrued expenses                                       435         445
  Accrued dividends on 5% convertible preferred stock                             108          71
                                                                             --------    --------
     Total current liabilities                                                  1,556       1,529

Other liabilities
  Liability under derivative contracts                                            813         503
                                                                             --------    --------

          Total liabilities                                                     2,369       2,032

Commitments and contingencies (note 9)

  5% Convertible preferred stock $.001 par value, 2,000 authorized,               726         468
    16 shares issued and outstanding at June 30, 2006 and December 31,
    2005, liquidation value of $16,150

Stockholders' equity:
  Common stock $.001 par value, 50,000 authorized, 24,592 shares issued
    and 24,092 shares outstanding at June 30, 2006 and December 31,                24          24
    2005 (500 shares held in escrow)
  Additional paid-in capital                                                   28,779      28,137
  Accumulated deficit                                                         (24,436)    (22,757)
                                                                             --------    --------
     Total stockholders' equity                                                 4,367       5,404
                                                                             --------    --------
          Total liabilities and stockholders' equity                         $  7,462    $  7,904
                                                                             ========    ========


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                            SYSVIEW TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                         JUNE 30,              JUNE 30,
                                                                 --------------------   ---------------------
                                                                   2006        2005        2006        2005
                                                                 --------    --------    --------    --------


Net sales                                                        $  2,539    $  1,487    $  4,977    $  3,195

Cost of sales                                                       1,660         883       3,276       1,987
                                                                 --------    --------    --------    --------

Gross profit                                                          879         604       1,701       1,208

Operating expenses:
  Selling and marketing                                               300         258         593         410
  General and administrative                                          679       1,335       1,287       1,631
  Research and development                                            469         222         865         399
                                                                 --------    --------    --------    --------
Total operating expenses                                            1,448       1,815       2,745       2,440
                                                                 --------    --------    --------    --------

Operating loss                                                       (569)     (1,211)     (1,044)     (1,231)
                                                                 --------    --------    --------    --------

Other income (expense):
  Fair value of warrants issued                                      --          --          --          (290)
  Preferred stock issuance costs                                     --          --          --          (237)
  Change in fair value of derivative instruments                     (518)        575        (310)      1,661
  Other                                                               (25)         12         (30)         10
                                                                 --------    --------    --------    --------
Total other income (expense)                                         (543)        587        (340)      1,144

                                                                 --------    --------    --------    --------
Net loss before income taxes                                       (1,112)       (624)     (1,384)        (87)
Provision for income taxes                                           --          --          --             1
                                                                 --------    --------    --------    --------

Net loss                                                           (1,112)       (624)     (1,384)        (88)
Dividend on 5% convertible preferred stock and accretion of
   preferred stock redemption value                                  (147)       (183)       (295)       (210)
                                                                 --------    --------    --------    --------
Net loss available to common stockholders                        $ (1,259)   $   (807)   $ (1,679)   $   (298)
                                                                 ========    ========    ========    ========

Net loss per common share - basic and diluted:                   $  (0.05)   $  (0.03)   $  (0.07)   $  (0.01)
                                                                 ========    ========    ========    ========

Weighted average common shares outstanding - basic and diluted     24,092      23,111      24,092      23,111
                                                                 ========    ========    ========    ========



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                            SYSVIEW TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                   ------------------
                                                                     2006       2005
                                                                   -------    -------

OPERATING ACTIVITIES
Net loss available to common stockholders                          $(1,679)   $  (298)
Adjustments to reconcile net loss to net cash used by
      operating activities:
  Depreciation expense                                                  22         10
  Stock-based compensation cost - options                              642      1,104
  Preferred stock issuance expenses paid by issuance of warrants      --          290
  Change in fair value of derivative instruments                       310     (1,661)
  Accretion of 5% convertible preferred stock redemption value         258        182
  Changes in operating assets and liabilities:
     Trade receivables                                                 400        396
     Inventories                                                      (127)        14
     Prepaid expenses and other current assets                         (30)       (29)
     Accrued dividends on 5% convertible preferred stock                37         28
     Trade payables and other current liabilities                      (10)       (45)
                                                                   -------    -------
Cash used by operating activities                                     (177)        (9)
                                                                   -------    -------

INVESTING ACTIVITIES:
  Capital expenditures                                                (215)      (145)
                                                                   -------    -------
Cash used by investing activities                                     (215)      (145)
                                                                   -------    -------

FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                           --        1,865
  Advances/repayments - related parties                                 34       (231)
                                                                   -------    -------
Cash provided by financing activities                                   34      1,634
                                                                   -------    -------

Net increase (decrease) in cash and cash equivalents                  (358)     1,480

Cash and cash equivalents at beginning of period                     1,426        687
                                                                   -------    -------

Cash and cash equivalents at end of period                         $ 1,068    $ 2,167
                                                                   =======    =======



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

Sysview Technology, Inc., (referred to herein as "Sysview" or the "Company") develops, designs and delivers various imaging technology solutions to the corporate/enterprise, small office-home office ("SOHO"), professional practice and consumer markets. Sysview is headquartered in San Jose, California, and is principally engaged in the design, development OEM marketing of mobile/compact scanners and marketing of Contact Image Sensor ("CIS") modules for use in scanners and fax machines. Sysview's manufacturing is completed at a China-based facility, which provides a low-cost manufacturing base for these industrial and consumer products. See Note 3. Sysview's products are ideally suited for the mobile computer user who needs to scan and/or fax documents while away from the office.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006. The interim financial statements should be read in conjunction with the financial statements in the Company's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005, filed with the Securities and Exchange Commission on August 15, 2006.

The consolidated financial statements include the accounts of Sysview and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Certain accounts have been reclassified to conform to the current period presentation.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123-R, SHARE-BASED PAYMENT ("SFAS 123(R)"). SFAS 123(R) replaces SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes the Accounting Principles Board ("APB") APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). SFAS 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense. Effective January 1, 2006, Sysview adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation expense recognized for the three and six months ended June 30, 2006, includes the applicable amounts of:
(a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and APB 25), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Results for periods prior to January 1, 2006, have not been restated. See Note 6.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



On June 7, 2005, the FASB issued Statement 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION 20 AND FASB STATEMENT 3, ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Sysview adopted SFAS 154 on January 1, 2006. The adoption had no impact to the Company's consolidated financial position, results of operations or cash flows.

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


In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not expect there to be any significant impact of adopting FIN 48 on its consolidated financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company purchases the majority of its finished scanner imaging products from a wholly-owned subsidiary of its majority stockholder, Syscan Technology Holdings Limited ("STH"). See Note 5. The Company's Chairman and CEO, Darwin Hu, was formerly the CEO of STH, and beneficially owns approximately 5.33% of the issued and outstanding capital stock of STH.

Related party purchases from entities that are wholly-owned subsidiaries of STH were $1,845,000 and $3,254,000 for the three and six months ended June 30, 2006, respectively and $713,000 and $1,979,000 for the three and six months ended June 30, 2005. The purchases were carried out in the normal course of business.

The following table is a summary of unsecured, interest-free and payable upon demand, amounts due from affiliated entities (IN THOUSANDS):

                                                   June 30,       December 31,
                                                    2006              2005
                                                 ------------    --------------
           STH wholly-owed subsidiaries              $1,923          $1,957
           STH                                          346             346
           Syscan Imaging Limited                       100             100
                                                 ------------    --------------
                                                     $2,369          $2,403
                                                 ============    ==============

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 4 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

CASH AND CASH EQUIVALENTS

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of June 30, 2006, the Company had consolidated balances of approximately $733,000, which were not guaranteed by FDIC. The Company has not experienced any losses in such accounts and believes the exposure is minimal.

MAJOR CUSTOMERS AND TRADE RECEIVABLES

A relatively small number of customers account for a significant percentage of the Company's sales. The percentage of sales derived from significant customers is as follows:

                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                 JUNE 30,                       JUNE 30,
                         ---------------------------    ------------------------
                            2006           2005            2006          2005
                         -----------    ------------    -----------    ---------
      Customer A              66%            42%             52%            34%
      Customer B               4             15              19             15
      Customer C              12              7              11             15


Trade receivables from these customers totaled $798,000 at June 30, 2006. As of June 30, 2006 all the Company's trade receivables were unsecured.

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

NOTE 6 - EMPLOYEE EQUITY INCENTIVE PLANS

STOCK-BASED COMPENSATION

Sysview has several stock-based employee compensation plans, which are more fully described in the 2005 Annual Report on Form 10-KSB/A-1. Prior to January 1, 2006, Sysview accounted for awards granted under those plans following the recognition and measurement principles of APB 25 and related interpretations. Accordingly, compensation expense, equal to the difference between the total exercise price and the total fair market value, for awards granted at an exercise price less than fair market value of the underlying common stock on the grant date, was amortized over the vesting period and included in the Condensed Consolidated Statement of Operations. Effective January 1, 2006, Syscan adopted the fair value recognition provisions of SFAS 123(R). See Note 2.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


The following table sets forth the total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (IN THOUSANDS):

                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                           JUNE 30,                 JUNE 30,
                                     ---------------------    ------------------
                                        2006        2005      2006       2005
                                     ---------   ---------   -------   --------
     Selling and marketing             $  12       $  60     $  25       $  60
     General and administrative          290         984       561         984
     Research and development             43          60        55          60

At June 30, 2006, the Company had approximately $1,532,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 18 months.

STOCK OPTIONS

The following table summarizes stock option activity and related information for the six months ended June 30, 2006:


                                                                   WEIGHTED-
                                                                    AVERAGE
                                                                    EXERCISE
                                                     OPTIONS         PRICE
                                                    -----------    ---------

           Outstanding at December 31, 2005          3,760,000        $0.01
               Granted                               1,190,000         0.69
               Exercised                                  --           --
               Cancelled                                  --           --
                                                    ----------    ----------
           Outstanding at June 30, 2006              4,950,000        $0.18
                                                    ==========    ==========

The following table summarizes all options outstanding and exercisable by price range as of June 30, 2006:


                                     OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                     ----------------------------------------------------    --------------------------------
                                        WEIGHTED-AVERAGE
                                           REMAINING        WEIGHTED-AVERAGE                  WEIGHTED-AVERAGE
   RANGE OF                               CONTRACTUAL         EXERCISE                            EXERCISE
EXERCISE PRICES          NUMBER          LIFE (YEARS)          PRICE             NUMBER            PRICE
                      OUTSTANDING                                             EXERCISABLE
-----------------    ---------------    ----------------    -------------    ---------------    -------------

     $0.01              4,000,000            5.82              $0.01            2,666,666          $0.01
 $0.65 - $1.17            940,000            9.49              $0.92               50,000          $0.90
     $2.50                 10,000             0.5              $2.50               10,000          $2.50


NOTE 7 - BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were not considered in calculating diluted net loss per common share for the three and six months ended June 30, 2006 and 2005 as their effect would be anti-dilutive. As a result, for all periods presented, the Company's basic and diluted net loss per share is the same.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 8 - EQUITY

COMMON STOCK ACTIVITY

There was no common stock activity during the three months ended June 30, 2006.

PREFERRED STOCK ACTIVITY

There was no preferred stock activity during the three months ended June 30, 2006.

PREFERRED STOCK DIVIDENDS

The Company's 5% Convertible Preferred Stock accrues cumulative dividends at a rate of five percent per annum, payable semiannually on July 1 and January 1. Dividends are payable in cash, by accretion of the stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Preferred Stock or to pay for dividends in cash or in shares of common stock, is at the Company's discretion. To date, the Company has not paid any dividends. During the three and six months ended June 30, 2006, preferred stock dividends were approximately $17,000 and $37,000, respectively, and recorded as a non-operating expense on the Company's statement of operations.

PREFERRED STOCK ACCOUNTING TREATMENT

Pursuant to SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133") and EITF Abstract No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS" ("EITF 00-19"), the Company's 5% Convertible Preferred Stock and related warrants, are deemed derivative instruments as a result of the embedded conversion feature. Accordingly, the fair value of these derivative instruments has been recorded in the Company's consolidated balance sheet as a liability with the corresponding amount as a discount to the 5% Convertible Preferred Stock. The discount is being accreted from the issuance date, March 15, 2005, through the redemption date, March 15, 2008, adjusted for conversions. Accretion of the preferred stock redemption value for the three and six months ended June 30, 2006 was approximately $130,000 and $258,000 and is disclosed as a non-operating expense on the Company's consolidated statement of operations. The increase in the fair value of the liability for derivative contracts totaled approximately $518,000 and $310,000 for the three and six months ended June 30, 2006 with the offsetting adjustment disclosed with other income (expense) in the consolidated statements of operations.

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

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



The assumptions used in this model to estimate fair value of each derivative instrument and the resulting value of the derivative liability as of June 30, 2006 are as follows:

                                                                          EMBEDDED
                                                                        CONVERSION
                                                                          FEATURE
                                                                      ASSOCIATED WITH
                                                                           THE 5%
                                                                        CONVERTIBLE
                                             WARRANTS      WARRANTS   PREFERRED STOCK
                                             --------      --------   ---------------
Exercise/conversion Price                     $  1.00      $  2.00      $  1.00
Fair value of the Company's common stock      $  1.07      $  1.07      $  1.07
Expected life in years                           3.0          3.0          3.0
Expected volatility                               64%          64%          64%
Expected dividend yield                            0%           0%           0%
Risk free interest rate                            5%           5%           5%
Calculated fair value per share               $  0.83      $  0.58      $  0.83


NOTE 9 - COMMITMENTS AND CONTINGENCIES


OPERATING LEASES


The Company is committed under various non-cancelable operating leases which extend through November 2011. Future minimum rental commitments are as follows:

                                           FUTURE
                                        MINIMUM LEASE
                                         YEAR ENDING          PAYMENTS
                                          JUNE 30,
                                       ----------------    ---------------
                                            2007                $ 147
                                            2008                   63
                                            2009                    1
                                            2010                    1
                                            2011                    1
                                                           ---------------
                                            Total                $213
                                                           ===============

BANK LINE OF CREDIT


The Company has a line of credit to borrow up to $2,500,000, bearing interest at the rate of prime (8.25% at June 30, 2006) plus 0.5% and secured by all of the assets of the Company. Interest payments are due monthly and all unpaid interest and principal is due in full on October 30, 2006. Upon certain events of defaults, the default variable interest rate increases to prime plus 5.5%. The Company had $1,487,000 available for use at June 30, 2006.


EMPLOYMENT AGREEMENTS


The Company maintains employment agreements with its executive officers which extend through 2008. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of June 30, 2006 termination payments totaling $489,000 remain in effect.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



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


There was a hearing in the Northern District of California on October 14, 2005, in which arguments were presented to the court on the patent validity. The court rendered a claim construction order on March 27, 2006 and a supplemental claim construction order on July 5, 2006. Syscan has filed and served its final infringement contentions on August 4, 2006 and a case management conference is scheduled on August 29, 2006 for determining the discovery and trial calendar. Syscan, Inc. expects to continue this case unless a reasonable settlement amount from defendants or a licensing agreement to the satisfaction of Syscan, Inc. is entered.


The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on the Company's financial condition, results of operations or cash flows.


CONVERTIBLE PREFERRED STOCK REGISTRATION RIGHTS AGREEMENT


In connection with the issuance of 5% Convertible Preferred Stock, the Company executed a Registration Rights Agreement (the "Agreement") with the purchasers thereof under which the Company agreed to register the common shares underlying the 5% Convertible Preferred Stock and related warrants. The Agreement provides for liquidated damages in the event the registration statement is not maintained continuously effective for a period of two years following the March 15, 2005 closing date. The liquidated damages total an amount equal to one percent (pro-rated for partial months) of the purchase price of the 5% Convertible Preferred Stock for each thirty day period effectiveness of a registration statement is not maintained and two percent for each thirty day period the registration statement ceases to remain effective. This registration, which was originally declared effective by the SEC on July 7, 2005, became ineffective April 30, 2006. As such, the Company accrued $32,000, included in general and administrative expense, for damages during the three months ended June 30, 2006.


NOTE 10 - SEGMENT AND GEOGRAPHIC INFORMATION

SEGMENT INFORMATION

Sysview operates in one segment, the design, development and delivery of various imaging technology solutions, most notably scanners, as defined by SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131").

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


GEOGRAPHIC INFORMATION

During the three and six months ended June 30, 2006 and 2005, Sysview recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product. The following table summarizes total net sales attributable to significant countries (IN THOUSANDS):



                             THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                          --------------------------------- ---------------------------------
                                2006            2005             2006             2005
                          --------------------------------- ---------------------------------
 U.S.                          $ 2,366          $ 1,086        $ 4,587         $  2,761
 Asia                               88              273            206             280
 Europe and other                   85              128            184             154
                          --------------------------------- ---------------------------------
                               $ 2,539          $ 1,487        $ 4,977         $ 3,195
                          ================================= =================================


Substantially all Sysview's identifiable assets are located in the U.S.

NOTE 11 - SUBSEQUENT EVENT

On August 8, 2006, the Company sold $1,150,000 of its Series B Convertible Preferred Stock. Net proceeds of this offering after payment of related commissions, fees and other expenses were approximately $1,060,000. The Company intends to use the proceeds for sales, marketing, research and development and for working capital and general corporate purposes.

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

o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three and six months ended June 30, 2006 compared to the three months ended June 30, 2005. A brief description of certain aspects, transactions and events is provided, including related party transactions that impact the comparability of the results being analyzed.

o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the six months ended June 30, 2006.

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

Our strategy is to expand our image capture product line and technology while leveraging our assets in other areas of the imaging industry. We are actively shipping six categories of image capture products and intend to expand our product offerings to include seven new products during fiscal 2006. During the first three months of fiscal 2006, we introduced two new products under our Original Equipment Manufacturers' ("OEM") brand names. During the second quarter of fiscal 2006 we introduced one additional product through one of our OEMs. Our expanded product line is in response to the increased market demand for faster and easier-to-use products as well as increased security to meet the growing need for information protection, including identity and financial transaction protection. In addition to expanding our image capture product line, we actively pursue the acquisition of technology and or companies in the image capture and display industry to complement our business model, improve our competitive positioning and further expand our product offerings.

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

INVENTORY AND WARRANTY RESERVES. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. As of June 30, 2006 we had no inventory reserve.

Currently, all our products are manufactured by a subsidiary of Syscan Technology Holdings ("STH"), the parent company of our majority stockholder. STH warrants the products it manufactures for us against defects in material and workmanship for a period of 18 months after the completion of manufacture. After such 18 month period, STH provides product repair services for us at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products. As a result of the product warranty provided by STH, Sysview does not record a product warranty reserve.

RELATED PARTY TRANSACTIONS. We have significant related-party transactions and agreements, including, but not limited to purchasing all our products from STH as discussed above. We believe such transactions have been accounted for at fair value. We utilized our best estimate of the value of these transactions and agreements. Had alternative assumptions been used, the values obtained may have been different. Related party purchases from entities that are wholly-owned subsidiaries of STH were $1,845,000 and $3,254,000 for the three and six months ended June 30, 2006, respectively and $713,000 and $1,979,000 for the three and six months ended June 30, 2005. The purchases were carried out in the normal course of business.

The following table is a summary of unsecured, interest-free and payable upon demand, amounts due from affiliated entities (IN THOUSANDS):

                                                 June 30,         December 31,
                                                   2006              2005
                                                ------------    ----------------
          STH wholly-owed subsidiaries              $1,923          $1,957
          STH                                          346             346
          Syscan Imaging LTD                           100             100
                                                ------------    ----------------
                                                    $2,369          $2,403
                                                ============    ================


INTANGIBLE AND LONG-LIVED ASSETS. We evaluate our intangible assets and long-lived assets, which represent goodwill, long-term investments, and fixed assets, for impairment annually or more frequently if we believe indicators of impairment exist. Significant management judgment is required during the evaluation, including in the forecasts of future operating results. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. We had no such asset impairments during the three and six months ended June 30, 2006.

INCOME TAXES. We utilize the liability method of accounting for income taxes. Deferred income tax assets and liabilities are calculated as the difference between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual income taxes may be materially different from our estimates. As a result of our analysis, we concluded that a full valuation allowance against our net deferred tax assets is appropriate at June 30, 2006.

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

RESULTS OF OPERATIONS

The following table summarizes certain aspects of our results of operations for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 (IN THOUSANDS):


                                               THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                       ----------------------------------------       -----------------------------------------
                                         2006        2005          $        %           2006       2005        $             %
                                         ----        ----         ---      ---          ----       ----       ---          ----

Net sales                              $ 2,539     $ 1,487     $ 1,052      71%        $ 4,977    $ 3,195    $ 1,782         56%

Cost of sales                            1,660         883         777      88           3,276      1,987      1,289         65

As a percentage of sales                    65%         59%                                 66%     62%

  Selling and marketing expense            300         258          42      16             593        410        183         45
  General and administrative expense       679       1,335        (656)    (49)          1,287      1,631       (344)       (21)
  Research and development expense         469         222         247     111             865        399        467        117

Total other income (expense)              (543)        587          NM      NM            (340)     1,144         NM         NM
Dividend on 5% convertible
    preferred stock and accretion of      (147)       (183)         NM      NM            (295)      (210)        NM         NM
    preferred stock redemption value

NM = Not Meaningful


NET SALES

The significant increase in net sales was attributable to our increased product offerings. We introduced our duplex scanners (DocketPORT) in the third quarter of fiscal 2005, which created a broader base of products. Approximately $335,000 and $801,000 of our increased revenue during the three and six months ended June 30, 2006, respectively as compared to the same periods in fiscal 2005 was attributable to sales of our duplex scanners. To a lesser extent, our net sales were positively impacted by our gradual trending towards our Value Added Reseller ("VAR") channel distribution and the growth in the small office home office ("SOHO") markets, which is a result of our efforts to appeal to customers in these sales channels.

Sales to our three largest customers represented 82% for both the three and six months ended June 30, 2006 and 64% for both the three and six months ended June 30, 2005, respectively. We expect that our largest customers will continue to account for a substantial portion of our net sales in the remainder of fiscal 2006 and for the foreseeable future. The identities of our largest customer and their respective contributions to our net sales have varied and will likely continue to vary from period to period.

We expect net sales to increase as we continue to offer additional products in the image display market and expand to the image display market.

COST OF SALES, INCLUDING GROSS PROFIT

Cost of goods sold ("COGS") includes all direct costs related to the transfer of scanners, imaging modules and services related to the delivery of those items manufactured in China, and to a lesser extent engineering services and software royalties. COGS increased in absolute dollars as a result of the increased net sales during both the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005. COGS as a percentage of net sales remained fairly constant as a result of the stability of our average selling price and related material cost used to manufacture our products. We expect this trend to continue for the foreseeable future.

Related party purchases from entities that are wholly-owned subsidiaries of STH were $1,845,000 and $3,254,000 for the three and six months ended June 30, 2006, respectively and $713,000 and $1,979,000 for the three and six months ended June 30, 2005. These purchases represent a significant portion of our cost of sales, from one vendor that is also a subsidiary of our majority stockholder. If this vendor became unable to provide materials in a timely manner and we were unable to find alternative vendors, our business, operating results and financial condition would be materially adversely affected.

SELLING AND MARKETING EXPENSE

Selling and marketing expenses consist primarily of salaries and related costs of employees, including stock-based compensation costs, engaged in the sales, marketing and customer account management functions and to a lesser extent market development and promotional funds for our retail distributions channels, tradeshows, website support, warehousing, logistics and certain sales representative fees. The increase during the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 is primarily attributable to the increased staff and related marketing activities to support our expanding products offerings and the addition of direct sales personnel in Europe and Asia. We expect selling and marketing expenses to increase as we continue to expand our marketing efforts and the number of products we offer.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of costs associated with our executive, financial, human resources and information services functions, including stock-based compensation costs, facilities-related expenses and outside professional services such as legal and accounting. The increase was a result of increased personnel costs to support our expanding business and related infrastructure and the increased expenses associated with maintaining our public company status. We expect general and administrative expenses to increase somewhat as our business continues to grow and the costs associated with being a public company continue to increase as a result of our required reporting requirements, including but not limited to expenses incurred to comply with the Sarbanes-Oxley Act of 2002. The decrease in both the three and six months ended June 30, 2006 as compared to the same period in 2005 is mainly attributable to stock-based compensation cost (a non-cash charge) as a result of granting stock options to certain executives and key employees at less than fair market value on the grant date during 2005 and adopting SFAS 123(R). See "Notes to Financial Statements Note 2." Stock-based compensation cost was $290,000 and $561,000 for the three and six months ended June 30, 2006, respectively, and $984,000 for both the three and six months ended June 30, 2005.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs, of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production. Research and development expense increased during the three months ended June 30, 2006 as compared to June 30, 2005 as we continue to focus on key product development areas. We expect research and development expenses to increase as we continue to invest in the future and strengthen our intellectual property position within our highly competitive market.

TOTAL OTHER INCOME (EXPENSE)

Other income (expense) for the three and six months ended June 30, 2006 was mainly attributable to the $518,000 and $310,000, respectively, increase in the fair value of the liability for derivative contracts (associated with our 5% Convertible Series A Preferred Stock). During the three and six months ended June 30, 2005, the fair value of the liability for derivative contracts decreased $575,000 and $1,661,000, respectively. Pursuant to SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and EITF Abstract No. 00-19, "Accounting for Derivative Financial Instruments" ("EITF 00-19"), the increase in the fair value of the liability for derivative contracts is included as other expense in our consolidated statements of operations and the decrease in the fair value of the liability for derivative contracts is included as other income in our consolidated statements of operations.

The remaining other income (expense) during the six months ended June 30, 2005 was a result of issuing our 5% Convertible Preferred Stock as follows:

     o Cash paid for issuance costs of $237,000 in connection with our offering; and
     o A non-cash charge of $290,000 representing the fair value of 186,500 warrants issued to the placement agent for the sale of the preferred stock.

DIVIDEND ON 5% CONVERTIBLE PREFERRED STOCK AND ACCRETION OF PREFERRED STOCK REDEMPTION VALUE

During the three and six months ended June 30, 2006 accretion on our 5% Convertible Series A Preferred Stock was approximately $130,000 and $258,000, respectively. Preferred dividends were $17,000 and $37,000 during the three and six months ended June 30, 2006, respectively. During the three and six months ended June 30, 2005 accretion on our 5% Convertible Series A Preferred Stock was approximately $155,000 and $182,000, respectively. Preferred dividends were $28,000 for both the three and six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, our principal sources of liquidity included cash and cash equivalents of $1,068,000 and unused borrowing capacity of $1,487,000 under our bank line of credit. We had no significant cash outlays during the six months ended June 30, 2006.

Operating activities: Cash used by operating activities during the six months ended June 30, 2006 was primarily to fund our net loss, as adjusted for non-cash items such as stock-based compensation associated with issuing options and changes in our derivative instruments and convertible preferred stock. Additional uses of cash included an increase in inventory as we anticipate a growth in future sales. Sources of operating cash include an increase in accounts receivable and a decrease in accounts payable as a result of managing our working capital and the normal fluctuation and timing of purchases and sales. As we have had to ramp up inventory purchases to meet the increased demand for our products, our cash was somewhat constrained during the six months ended June 30, 2006. During the six months ended June 30, 2005, cash used by operations resulted from funding our net loss, adjusted for non-cash items such as stock-based compensation associated with issuing options and changes in our derivative instruments and convertible preferred stock and changes to trade receivables and inventories. We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing activities: For both the six months ended June 30, 2006 and 2005, cash used in investing activities was attributable to the purchase of capital equipment and licensed technology.


Financing activities: For the six months ended June 30, 2006, cash provided by financing activities was a result of payments from related party receivables. For the six months ended June 30, 2005, cash provided by financing activities was a result of issuing our 5% Convertible Preferred Stock, somewhat offset by advances to related parties. All advances to and repayments from related parties during the six months ended June 30, 2006 and 2005 were made in the ordinary course of business.

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

On August 8, 2006, the Company sold $1,150,000 of its Series B Convertible Preferred Stock. Net proceeds of this offering after payment of related commissions, fees and other expenses were approximately $1,060,000. The Company intends to use the proceeds for sales, marketing, research and development and for working capital and general corporate purposes.

Considering current cash reserves and other sources of liquidity, including our bank line of credit, borrowing from related parties and the aforementioned funds raised through the sale of our Series B Convertible Preferred Stock, management believes that the Company will have sufficient sources of financing to continue its normal operations through at least the next twelve months. However, our business expansion plans may require additional capital through either the incurrence of debt or the issuance of equity securities, depending on the prevailing market and other conditions. There is no assurance that such additional funds will be available for us to finance our expansion plans. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements as we expand our business operations.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (IN THOUSANDS):

                                                LESS THAN   ONE - THREE   THREE - FIVE
                                      TOTAL     ONE YEAR       YEARS         YEARS
                                     -------    ---------   -----------  -------------

Line of credit (1)                   $1,013       $1,013      $ --         $ --
Operating lease obligations             213          147          65            1
                                     ------       ------      ------       ------
Total contractual cash obligations   $1,226       $1,160      $   65       $    1
                                     ======       ======      ======       ======



(1) We have a line of credit up to $2,500,000, bearing interest at the rate of prime (8.25% at June 30, 2006) plus 0.5% and secured by all our assets. Interest payments are due monthly and all unpaid interest and principal is due in full on October 30, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2006, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

TRENDS

As of June 30, 2006, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties, except as described in "NOTES TO FINANCIAL STATEMENTS NOTE 9 - COMMITMENTS AND CONTINGENCIES" existed, which are likely to have a material effect on our liquidity.

ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the "Evaluation Date"). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Please refer to the "NOTES TO FINANCIAL STATEMENTS NOTE 9 - COMMITMENTS AND CONTINGENCIES" for a discussion of the Company's legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At Sysview Technology, Inc.'s annual stockholders' meeting on June 23, 2006, stockholders elected each of the director nominees, approved the 2002 Amended and Restated Stock Option Plan and the 2006 Stock Option Plan, approved the name change and ratified the selection of our independent registered public accounting firm.

                                                                                               NUMBER OF SHARES
                                                                         -----------------------------------------------------------
                                                                                            VOTED                          BROKER
                                                                          VOTED FOR        AGAINST         ABSTAIN        NON-VOTES
                                                                         -------------    ----------    --------------   -----------
1.    To elect a board of directors to hold office until the
      next annual stockholders' meeting or until their
      respective successors have been elected or appointed.

         Darwin Hu                                                         18,928,997             -         5,663,095        -
         David P. Clark                                                    18,928,997             -         5,663,095        -
         Lawrence Liang                                                    18,928,997             -         5,663,095        -

2.  To approve the 2002 Amended and Restated Stock Option Plan             18,874,387        53,670             1,000        -
3.  To approve the 2006 Stock Option Plan                                  18,874,387        53,670             1,000        -
4.  To approve the corporate name change from Syscan Imaging, Inc. to      18,928,837           160                60        -
    Sysview Technology, Inc.
5.  To ratify the selection of the Company's independent registered        18,928,837           220                 -        -
    public accounting Firm for the year ended December 31, 2006.


ITEM 5.     OTHER INFORMATION

The Company has become aware that Syscan Technology Holdings ("STH"), the parent company of Syscan Imaging Limited ("SIL"), is believed to have entered into an agreement with Wang Holdings LTD. (HK), whereby Wang Holdings LTD., (HK) may have agreed to purchase some or all of the capital stock of SIL from STH. SIL beneficially owns 18,773,514 shares (the "Shares") of the Company's outstanding common stock, or approximately 54.4% (fully diluted). Since no substantive details regarding the possible transaction have been made available to the Company, and SIL continues to beneficially own 100% of the Shares, the Company does not believe that there has been a change in control of the Company. We do believe that it is appropriate to fully disclose whatever information that is directly available to the Company and as soon as more information becomes available to us we will update through our public filings any such information. Additionally, we have requested from STH additional documentation or evidence of this transaction. Until we receive any such information or a Schedule 13D filing is made, we will continue to assume that STH is still the beneficial owner of SIL and the Shares. The Company is not aware of any other arrangements or understandings among members of STH or Wang Holdings LTD. (HK), or their respective affiliates, with respect to any other matters.

ITEM 6 - EXHIBITS


EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT                           METHOD OF FILING
---------------     ---------------------------------------------    ---------------------------------------------
      2.1           Share Exchange Agreement                         Incorporated by reference to Exhibit 99.1
                                                                     to Form 8-K dated April 19, 2004
      3.1           Certificate of Incorporation, dated              Incorporated by reference to Exhibit 3.1 on
                    February 15, 2002                                Form 10-KSB dated March 31, 2005
      3.2           Certificate of Amendment to the Company's        Incorporated by reference to Exhibit 3.2 on
                    Certificate of Incorporation dated March         Form 10-KSB dated March 31, 2005
                    19, 2004
      3.3           Certificate of Designation of Preferences,       Incorporated by reference to Exhibit 10.4
                    Rights and Limitations of Series A               on Form 8-K dated March 21, 2005
                    Preferred Stock as filed with the Secretary
                    of State of the State of Delaware on March
                    15, 2005
      3.4           Amended and Restated Bylaws                      Incorporated by reference to Exhibit 3.4 on
                                                                     Form 10-KSB dated March 31, 2005
      3.5           Certificate of Amendment to the Company's        Filed herewith
                    Certificate of Incorporation dated June 23,
                    2006
      3.6           Certificate of Designation of Preferences,       Incorporated by reference to Exhibit 10.4
                    Rights and Limitations of Series B               on Form 8-K dated August 14, 2006
                    Preferred Stock as filed with the Secretary
                    of State of the State of Delaware on June
                    10, 2006
     10.1           Form of Convertible Preferred Stock and          Incorporated by reference to Exhibit 10.1
                    Common Stock Warrant Purchase Agreement          on Form 8-K dated March 21, 2005
                    entered into by and between the Company and
                    the purchasers
     10.2           Form of Common Stock Purchase Warrant            Incorporated by reference to Exhibit 10.2
                                                                     on Form 8-K dated March 21, 2005
     10.3           Form of Registration Rights Agreement            Incorporated by reference to Exhibit 10.3
                                                                     on Form 8-K dated March 21, 2005
     10.4           2002 Amended and Restated Stock Option Plan      Incorporated by reference to Exhibit 10.4
                                                                     on Form 10-KSB dated March 31, 2005
     10.5           Employment Agreement entered between the         Incorporated by reference to Exhibit 10.5
                    Company and Darwin Hu on April 26, 2005          on Form 8-K dated May 2, 2005
     10.6           Employment Agreement entered between the         Incorporated by reference to Exhibit 10.6
                    Company and William Hawkins on April 26,         on Form 8-K dated May 2, 2005
                    2005
     10.7           Employment Agreement entered between the         Incorporated by reference to Exhibit 10.7
                    Company and David P. Clark on April 26,          on Form 8-K dated May 2, 2005
                    2005
     10.8           2006 Stock Option Plan                           Filed herewith
     10.9           Form of Convertible Preferred Stock and          Incorporated by reference to Exhibit 10.1
                    Common Stock Warrant Purchase Agreement          on Form 8-K dated August 14, 2006
                    entered into by and between the Company and
                    the purchasers
    10.10           Form of Common Stock Purchase Warrant            Incorporated by reference to Exhibit 10.2
                                                                     on Form 8-K dated August 14, 2006
    10.11           Form of Registration Rights Agreement            Incorporated by reference to Exhibit 10.3
                                                                     on Form 8-K dated August 14, 2006
       14           Code of Ethics adopted by the Company's          Incorporated by reference to exhibit 14 on
                    board of directors on March 28, 2005             Form 10-KSB dated March 31, 2005
     31.1           Certification Pursuant to Section 302 of         Filed herewith
                    the Sarbanes-Oxley Act - Darwin Hu
     31.2           Certification Pursuant to Section 302 of         Filed herewith
                    the Sarbanes-Oxley Act - William Hawkins
     32.1           Certifications Pursuant to Section 906 of        Filed herewith
                    the Sarbanes-Oxley Act - Darwin Hu
     32.2           Certifications Pursuant to Section 906 of        Filed herewith
                    the Sarbanes-Oxley Act - William Hawkins

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Sysview Technology, Inc has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SYSVIEW TECHNOLOGY, INC.



                          Date: August 21, 2006
                               /S/ DARWIN HU
                               -------------
                              Darwin Hu, Chairman and
                              Chief Executive Officer



                          Date: August 21, 2006
                                /S/ WILLIAM HAWKINS
                                -------------------
                                William Hawkins, Acting Chief Financial Officer Chief Operating Officer and Secretary