Form 10QSB
period 2006-09-30
SYSVIEW TECHNOLOGY, INC.
filed 2006-11-14
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The number of shares of Common Stock outstanding as of November 14, 2006 was 24,142,092.

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

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                            SYSVIEW TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                               2006          2005
                                                                            -----------  ---------
ASSETS                                                                      (Unaudited)  (Audited)
Current assets:
  Cash and cash equivalents                                                  $  1,419    $  1,426
  Trade receivables                                                             2,086       1,285
  Inventories                                                                     998         751
  Prepaid expenses and other current assets                                       401         319
  Due from affiliated parties                                                   2,076       2,403
                                                                             --------    --------
     Total current assets                                                       6,980       6,184

Fixed assets, net                                                                 343         167
Goodwill                                                                          555         555
Long-term investment                                                              998         998
                                                                             --------    --------
          Total assets                                                       $  8,876    $  7,904
                                                                             ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line and letter of credit                                             $  1,013    $  1,013
  Trade payables and other accrued expenses                                       628         445
  Accrued dividends on Series A 5% cumulative
       convertible preferred stock                                                130          71
                                                                             --------    --------
     Total current liabilities                                                  1,771       1,529

Other liabilities
  Liability under derivative contracts                                          1,005         503
                                                                             --------    --------

          Total liabilities                                                     2,776       2,032

Commitments and contingencies (note 9)

Preferred stock, $.001 par value, 2,000 authorized:
  Series A 5% cumulative convertible preferred stock, 16 shares issued            830         468
     and outstanding at September 30, 2006 and December 31, 2005;
     liquidation value of $1,565 and $1,615 at September 30, 2006 and December 31, 2005, respectively
  Series B convertible preferred stock, 11.5 shares issued and                     56        --
     outstanding at September 30, 2006, liquidation value of $1,150

Stockholders' equity:
  Common stock $.001par value, 50,000 authorized, 24,642 shares and 24,592
  shares issued and 24,142 shares and 24,092 outstanding at September 30,          24          24
  2006 and December 31, 2005, respectively (500 shares held in escrow)
  Additional paid-in capital                                                   29,317      28,137
  Accumulated deficit                                                         (24,127)    (22,757)
                                                                             --------    --------
     Total stockholders' equity                                                 5,214       5,404
                                                                             --------    --------
           Total liabilities and stockholders' equity                        $  8,876    $  7,904
                                                                             ========    ========


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.





                            SYSVIEW TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                   --------------------    --------------------
                                                     2006        2005        2006        2005
                                                   --------    --------    --------    --------


Net sales                                          $  4,098    $  2,207    $  9,075    $  5,402

Cost of sales                                         2,700       1,417       5,976       3,404
                                                   --------    --------    --------    --------

Gross profit                                          1,398         790       3,099       1,998

Operating expenses:
  Selling and marketing                                 307         332         900         742
  General and administrative                            676         698       1,963       2,329
  Research and development                              584         242       1,449         640
                                                   --------    --------    --------    --------
Total operating expenses                              1,567       1,272       4,312       3,711
                                                   --------    --------    --------    --------

Operating loss                                         (169)       (482)     (1,213)     (1,713)
                                                   --------    --------    --------    --------

Other income (expense):
  Fair value of warrants issued                        (173)       --          (173)       (290)
  Preferred stock issuance costs                        (80)       --           (80)       (237)
  Change in fair value of derivative instruments        955        (686)        645         975
  Other                                                 (15)          6         (45)         16
                                                   --------    --------    --------    --------
Total other income (expense)                            687        (680)        347         464

                                                   --------    --------    --------    --------
Net income (loss) before income taxes                   518      (1,162)       (866)     (1,249)
Provision for income taxes                             --          --          --             1
                                                   --------    --------    --------    --------

Net income (loss)                                       518      (1,162)       (866)     (1,250)
Dividend on Series A and accretion of
  Series A and Series B
  preferred stock redemption value                     (209)       (184)       (504)       (394)
                                                   --------    --------    --------    --------
Net income (loss) available to
  common stockholders                              $    309    $ (1,346)   $ (1,370)   $ (1,644)
                                                   ========    ========    ========    ========

Net income (loss) per common share -
  basic and diluted                                $   0.01    $  (0.06)   $  (0.06)   $  (0.07)
                                                   ========    ========    ========    ========

Weighted average common shares outstanding -
  basic and diluted                                  24,093      23,111      24,092      23,118
                                                   ========    ========    ========    ========


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.





                            SYSVIEW TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            --------------------
                                                              2006        2005
                                                            -------     -------

OPERATING ACTIVITIES
Net loss available to common stockholders                   $(1,370)    $(1,644)
Adjustments to reconcile net loss to net
   cash used by operating activities:
  Depreciation expense                                           33          21
  Stock-based compensation cost - options                       977       1,341
  Preferred stock issuance expenses paid by
    issuance of warrants                                        173         290
  Change in fair value of derivative instruments               (645)       (975)
  Accretion of Series A and Series B preferred
   stock redemption value                                       445         394
  Common stock issued for services rendered                    --            75
  Changes in operating assets and liabilities:
     Trade receivables                                         (801)       (173)
     Inventories                                               (247)       (440)
     Prepaid expenses and other current assets                  (82)         69
     Accrued dividends on  Series A preferred stock              59          51
     Trade payables and other current liabilities               183         (45)
                                                            -------     -------
Cash used by operating activities                            (1,275)     (1,036)
                                                            -------     -------

INVESTING ACTIVITIES:
  Capital expenditures                                         (209)       (167)
                                                            -------     -------
Cash used by investing activities                              (209)       (167)
                                                            -------     -------

FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                   1,150       1,865
  Net repayments under line of credit
    and letters of credit                                      --          (146)
  Advances/repayments - related parties                         327          91
                                                            -------     -------
Cash provided by financing activities                         1,477       1,810
                                                            -------     -------

Net increase (decrease) in cash and
    cash equivalents                                             (7)        607

Cash and cash equivalents at beginning of period              1,426         687
                                                            -------     -------

Cash and cash equivalents at end of period                  $ 1,419     $ 1,294
                                                            =======     =======


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

Sysview Technology, Inc., (referred to herein as "Sysview" or the "Company") develops, designs and delivers various imaging technology solutions to the corporate/enterprise, small office-home office ("SOHO"), professional practice and consumer markets. Sysview is headquartered in San Jose, California, and is principally engaged in the design/development OEM marketing of mobile/compact scanners and marketing of Contact Image Sensor ("CIS") modules for use in scanners and fax machines. Additionally, the Company is currently in the process of expanding its business to the image display market Sysview's manufacturing is completed at a China-based facility, which provides a low-cost manufacturing base for these industrial and consumer products. See Note 3. Sysview's products are ideally suited for the mobile computer user who needs to scan and/or fax documents while away from the office.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Sysview have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006. The interim financial statements should be read in conjunction with the financial statements in the Company's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005, filed with the Securities and Exchange Commission ("SEC") on August 15, 2006.

The consolidated financial statements include the accounts of Sysview and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Certain accounts have been reclassified to conform to the current period presentation.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123-R, SHARE-BASED PAYMENT ("SFAS 123(R)"). SFAS 123(R) replaces SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes the Accounting Principles Board ("APB") APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). SFAS 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense. Effective January 1, 2006, Sysview adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation expense recognized for the three and nine months ended September 30, 2006, includes the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and APB 25), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Results for periods prior to January 1, 2006, have not been restated. See Note 6.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


On June 7, 2005, the FASB issued Statement 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION 20 AND FASB STATEMENT 3, ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income (loss) of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Sysview adopted SFAS 154 on January 1, 2006. The adoption had no impact to the Company's consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT OF FASB STATEMENTS 133 AND 140, ("SFAS 155"). SFAS will be effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is currently evaluating the potential impact this standard may have its consolidated financial position, cash flows and results of operations, but does not believe the impact of the adoption will be material.


In June 2006, the FASB issued Interpretation 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES -- AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not expect there to be any significant impact of adopting FIN 48 on its consolidated financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS 157, FAIR VALUE MEASUREMENTS ("SFAS 157"), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. The Company is currently evaluating the potential impact this standard may have its consolidated financial position, cash flows and results of operations, but does not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years' financial statements. The Company will apply the provisions of SAB 108 to its annual financial statements for the year ending December 31, 2006. The Company has evaluated the potential impact of SAB 108 and does not believe the impact of the application of this guidance will be material to its consolidated financial position, cash flows and results of operations.

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

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


Related party purchases from entities that are wholly-owned subsidiaries of STH were $3,254,000 for the nine months ended September 30, 2006, and $1,542,000 and $3,521,000 for the three and nine months ended September 30, 2005. The purchases were carried out in the normal course of business.

The following table is a summary of unsecured, interest-free and payable upon demand, amounts due from affiliated entities (IN THOUSANDS):

                                                  SEPTEMBER        DECEMBER 31,
                                                  30, 2006            2005
                                                -------------    ---------------
          STH wholly-owed subsidiaries              $1,630           $1,957
          STH                                          346              346
          Syscan Imaging Limited                       100              100
                                                -------------    ---------------
                                                    $2,076           $2,403
                                                =============    ===============


NOTE 4 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

CASH AND CASH EQUIVALENTS

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of September 30, 2006, the Company had consolidated balances of approximately $1,013,000, which were not guaranteed by FDIC. The Company has not experienced any losses in such accounts and believes the exposure is minimal.

MAJOR CUSTOMERS AND TRADE RECEIVABLES

A relatively small number of customers account for a significant percentage of the Company's sales. The percentage of sales derived from significant customers is as follows:

                            THREE MONTHS ENDED            NINE MONTHS ENDED
                              SEPTEMBER 30,                 SEPTEMBER 30,
                        ---------------------------    -------------------------
                           2006            2005            2006          2005
                        -----------    ------------    -----------    ----------
         Customer A          68%            29%             59%            32%
         Customer B           6             23              13             18
         Customer C          10             16              10             14
         Customer D           -              9               -             12


Trade receivables from these customers totaled $1,853,000 at September 30, 2006. As of September 30, 2006 all the Company's trade receivables were unsecured.

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

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


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

The following table sets forth the total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (IN THOUSANDS):

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,           SEPTEMBER 30,
                                    ----------------------    ------------------
                                      2006           2005      2006        2005
                                    ----------    --------    -------    -------
         Selling and marketing       $  13           $ 13     $  38        $  73
         General and administrative    227            211       788        1,195
         Research and development       96             13       151           73

At September 30, 2006, the Company had approximately $1,197,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 18 months.

STOCK OPTIONS

The following table summarizes stock option activity and related information for the nine months ended September 30, 2006:


                                                                WEIGHTED-AVERAGE
                                                                    EXERCISE
                                                    OPTIONS          PRICE
                                                   -----------    -------------

         Outstanding at December 31, 2005           3,760,000          $0.01
              Granted                               1,190,000           0.69
              Exercised                                     -             -
              Cancelled                                60,000           1.17
                                                   -----------    -------------
         Outstanding at September 30, 2006          4,890,000          $0.18
                                                   ===========    =============

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)




The following table summarizes all options outstanding and exercisable by price range as of September 30, 2006:


                                     OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                     ----------------------------------------------------    --------------------------------
                                        WEIGHTED-AVERAGE
                                           REMAINING        WEIGHTED-AVERAGE                    WEIGHTED-AVERAGE
   RANGE OF                               CONTRACTUAL         EXERCISE                            EXERCISE
EXERCISE PRICES          NUMBER          LIFE (YEARS)          PRICE             NUMBER            PRICE
                      OUTSTANDING                                             EXERCISABLE
-----------------    ---------------    ----------------    -------------    ---------------    -------------

     $0.01              4,000,000            5.57              $0.01            2,666,666          $0.01
 $0.65 - $1.01            890,000            9.64              $0.92                    -            -


NOTE 7 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Common stock equivalents were not considered in calculating diluted net loss per common share for the nine months ended September 30, 2006 or for the three and nine months ended September 30, 2005 as their effect would be anti-dilutive. Common stock equivalents were taken into consideration in calculating diluted net income per common share for the three months ended September 30, 2006, but the impact did not change net income per share. As a result, for all periods presented, the Company's basic and diluted net income (loss) per share is the same.

The computation of the Company's basic and diluted earnings per share for the three months ended September 30, 2006 is as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


         Net income                                                   $    309

         Weighted average common shares outstanding                     24,093
             Dilutive effect of employee equity incentive plans            223
                                                                      ----------
         Weighted average common shares outstanding,
             assuming dilution                                          24,316
                                                                      ==========

         Basic earnings per common share                                  $0.01
                                                                      ==========
         Diluted earnings per common share                                $0.01
                                                                      ==========

The diluted earnings per share calculation for the three months ended September 30, 2006 excludes the potential dilutive effect of 2,454,000 of the Company's options and warrants as the exercise prices of these stock options and warrants were greater than or equal to the average market value of the common shares and 2,508,000 of the Company's convertible preferred stock as their impact was anti-dilutive.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)




NOTE 8 - EQUITY

COMMON STOCK ACTIVITY

During the nine months ended September 30, 2006 the Company issued 50,000 shares of common stock for the conversion of 500 shares of Series A 5% cumulative convertible preferred stock ("Series A Stock") as discussed below.

PREFERRED STOCK ACTIVITY

SERIES A 5% CUMULATIVE CONVERTIBLE PREFERRED STOCK

During the nine months ended September 30, 2006, $50,000 of Series A Stock (500 shares) were converted into 50,000 shares of common stock.

SERIES B CONVERTIBLE PREFERRED STOCK

On August 8, 2006, the Company completed a private placement with a group of accredited investors for the sale of 11,500 shares of the Company's Series B Convertible Preferred Stock ("Series B Stock") along with warrants, expiring three years from the date of issuance, to purchase additional shares of the Company's stock. Pursuant to a registration rights agreement (as discussed below), the Company filed a Form SB-2 on October 11, 2006, with the Securities and Exchange Commission ("SEC"), to register the shares of common stock issuable upon conversion of the Series B Stock and upon exercise of the warrants. As of the date of this filing, this registration has not yet been declared effective by the SEC.

Total common stock issuable upon conversions of underlying the Series B Stock and warrants follows:

Series B Stock  (1)                                                 1,150,000
Warrants issued to purchasers in private placement (2)                575,000
Warrants issued to placement agent in the private placement (2)       100,000
                                                                   ----------
                                                                    1,825,000
                                                                   ==========




     (1) Convertible at $1.00 per share, subject to anti-dilution provisions.
     (2) Convertible at $1.50 per share, subject to anti-dilution provisions.

The Series B Stock was priced at $100 per share and the Company received proceeds of $1,150,000 less offering costs and expenses. Starboard Capital Markets, LLC, a NASD member firm, acted as placement agent in the sale for which it received $80,000 in commissions and 100,000 warrants to purchase shares of the Company's common stock at an exercise price equal to $1.50 per share. The fair value of these warrants totaled $26,000 and such amount was charged to other income (expense) and credited to additional paid-in capital during the three months ended September 30, 2006.

The material terms of the Series B Stock are as follows:

SERIES B STOCK CONVERSION RIGHTS. All or any portion of the stated value of the Series B Stock outstanding may be converted into common stock at anytime by the Investors. The initial fixed conversion price of the Series B Stock is $1.00 per share ("Conversion Price"). The Conversion Price is subject to anti-dilution protection adjustments, on a full ratchet basis, until the date that is twelve months from the effective date of the Registration Statement required to be filed pursuant to the Registration Rights Agreement, upon the Company's issuance of additional shares of common stock, or securities convertible into common stock, at a price that is less than the then Conversion Price.

REDEMPTION. On August 7, 2009 ("Redemption Date"), all of the outstanding Series B Stock shall be redeemed for a per share redemption price equal to the stated value on the Redemption Date ("Redemption Price"). The Redemption Price is payable by the Company in cash or in shares of common stock at the Company's discretion and shall be paid within five trading days after the Redemption Date. In the event the Company elects to pay all or some of the Redemption Price in shares of common stock, the shares of common stock to be delivered to the Investors shall be valued at 85% of the fifteen-day volume weighted average price of the common stock on the Redemption Date.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



RIGHT TO COMPEL CONVERSION. If, on any date after August 7, 2007, (A) the closing market price for a share of Common Stock for ten consecutive trading days equals at least $4.00 (subject to adjustment for certain events), and (B) the average reported daily trading volume during such ten-day period equals or exceeds 100,000 shares, then the Company shall have the right, at its option, to convert, all, but not less than all, of the outstanding shares of the Series B Stock at the Conversion Price; provided that the Registration Statement shall be effective at all times during such 10-day period and during the 30-day notice period to the Investors.

WARRANT TERMS. The Warrants grant Investors the right to purchase up to an aggregate of 575,000 shares of common stock of the Company at an exercise price of $1.50 per share. The Warrants expire on August 7, 2009 and must be exercised by the payment of cash, except if there is no effective registration statement covering the resale of the shares of common stock underlying the Warrants, at which time an investor may exercise their Warrants on a cashless basis.

RESTRICTIONS ON CONVERSION OF SERIES B STOCK AND EXERCISE OF WARRANTS. No holder of the Series B Stock is entitled to receive shares upon conversion of the Series B Stock held by such holder if such receipt would cause such holder to be deemed to beneficially own in excess of 4.999% of the outstanding shares of the Company's common stock on the date of issuance of such shares (this provision may be waived upon 61 days prior written notice to the Company). In addition, no individual holder is entitled to receive shares upon conversion of the Series B Stock if the transaction causes such holder to beneficially own in excess of 9.999% of the outstanding shares of the Company's common stock on the date of issuance of such shares (this provision may be waived upon 61 days prior written notice to the Company).

None of the individual holders of the Series B warrants are entitled to exercise any warrant held by them, if the exercise causes the holder to beneficially own in excess of 4.999% of the outstanding shares of the Company's Common Stock on the date of issuance of such shares.

REGISTRATION RIGHTS. Pursuant to the terms of a Registration Rights Agreement between the Investors and the Company, the Company was obligated to file a registration statement on Form SB-2 (which was filed on October 11, 2006) registering the resale of shares of the Company's common stock issuable upon conversion of the Series B Stock and exercise of the related warrants. The Company was required to file the registration statement within 60 days of August 8, 2006 and have the registration statement declared effective within 120 days of August 8, 2006. If the registration statement was not timely filed, or declared effective within the timeframe described, or if the registration is suspended other than as permitted, in the Registration Rights Agreement, the Company will be obligated to pay each Investor a fee equal to one percent of such investor's purchase price of the Series B Stock for each 30 day period thereafter (pro rated for partial periods), that such registration conditions are not satisfied, up to a maximum of 12 months.

RIGHT OF FIRST REFUSAL. Subject to certain conditions, the Company has granted the investors a right of first refusal, for a period of one year from the effective date of the registration statement required to be filed in connection with this transaction, to participate in any subsequent financing that the Company conducts.

VOTING RIGHTS. Holders of the Series B Stock shall have no voting rights. However, so long as any shares of Series B Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the shares of the Series B Stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the Series B Stock or alter or amend the Series B Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation senior to or otherwise PARI PASSU with the Series B Stock, (c) amend its certificate or articles of incorporation or other charter documents so as to affect adversely any rights of the holders of the Series B Stock, (d) increase the authorized number of shares of the Series B Stock, or (e) enter into any agreement with respect to the foregoing.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



LIQUIDATION PREFERENCE. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, and subject to the rights of the holders of Series A Stock, the holders of the Series B Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B Stock an amount equal to the stated value per share before any distribution or payment shall be made to the holders of any securities of the Company with rights junior to the Series B Stock, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series B Stock shall be distributed among such holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

SERIES A STOCK DIVIDENDS

The Company's Series A Stock accrues cumulative dividends at a rate of five percent per annum, payable semiannually on July 1 and January 1. Dividends are payable in cash, by accretion of the stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Series A Stock or to pay for dividends in cash or in shares of common stock, is at the Company's discretion. To date, the Company has not paid any dividends. During the three and nine months ended September 30, 2006, Series A Stock dividends were approximately $22,000 and $59,000, respectively, and recorded as a non-operating expense on the Company's statement of operations.

PREFERRED STOCK ACCOUNTING TREATMENT

Pursuant to SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133") and EITF Abstract No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS" ("EITF 00-19"), the Company's Series A Stock and related warrants and the Series B Stock and related warrants, are deemed derivative instruments as a result of the embedded conversion feature. Accordingly, the fair value of these derivative instruments has been recorded in the Company's consolidated balance sheet as a liability with the corresponding amount as a discount to the Series A Stock and Series B Stock, respectively. The discounts are being accreted, on a straight-line basis, from the respective issuance date through the respective redemption date adjusted for conversions. Accretion of the preferred stock redemption value, for both Series A and Series B, for the three and nine months ended September 30, 2006 was approximately $187,000 and $445,000 and is disclosed as a non-operating expense on the Company's consolidated statement of operations. The total decrease in the fair value of the liability for derivative contracts, for both Series A and Series B, totaled approximately $955,000 and $645,000 for the three and nine months ended September 30, 2006 with the offsetting adjustment disclosed with other income (expense) in the consolidated statements of operations.

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

The assumptions used in the Black-Scholes valuation model to estimate fair value of each derivative instrument and the resulting weighted average estimated value of the Series A Stock derivative liability and the Series B Stock derivative liability as of September 30, 2006 and 2005 are as follows:

                                                              SEPTEMBER 30,
                                                         -----------------------
                                                          2006            2005
                                                         ----------    ---------
         Weighted average estimated values per share     $0.34            $0.56
         Expected life in years                            3.0              3.0
         Expected volatility                                42%              85%
         Expected dividend yield                             0%               0%
         Risk free interest rate                          5.34%               4%




NOTE 9 - COMMITMENTS AND CONTINGENCIES


OPERATING LEASES


The Company is committed under various non-cancelable operating leases which extend through November 2011. Future minimum rental commitments are as follows (IN THOUSANDS):

                                                             FUTURE
                                                         MINIMUM LEASE
                                      YEAR ENDING           PAYMENTS
                                     SEPTEMBER 30,
                                    -----------------    ---------------
                                          2007                $ 251
                                          2008                  269
                                          2009                   46
                                          2010                    1
                                          2011                    1
                                                         ---------------
                                        Total                 $568
                                                         ===============

BANK LINE OF CREDIT


The Company has a line of credit to borrow up to $2,500,000, bearing interest at the rate of prime (8.25% at September 30, 2006) plus 0.5% and secured by all of the assets of the Company. Interest payments are due monthly and all unpaid interest and principal is due in full on October 30, 2006. See Note 11. Upon certain events of default, the default variable interest rate increases to prime plus 5.5%. The Company had $1,487,000 available for use at September 30, 2006.


EMPLOYMENT AGREEMENTS


The Company maintains employment agreements with its executive officers which extend through 2008. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of September 30, 2006 termination payments totaling $489,000 remain in effect.


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

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)




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


SERIES A PREFERRED STOCK REGISTRATION RIGHTS AGREEMENT


In connection with the issuance of Series A Preferred Stock, the Company executed a registration rights agreement ("Agreement") with the purchasers thereof under which the Company agreed to register the common shares underlying the Series A Stock and related warrants. The Agreement provides for liquidated damages in the event the registration statement is not maintained continuously effective for a period of two years following the March 15, 2005 closing date. The liquidated damages total an amount equal to one percent (pro-rated for partial months) of the purchase price of the Series A Stock for each thirty day period effectiveness of a registration statement is not maintained and two percent for each thirty day period the registration statement ceases to remain effective. This registration, which was originally declared effective by the SEC on July 7, 2005, became ineffective April 30, 2006. The Company updated the original registration statement by filing amendments on June 6, 2006 and August 22, 2006, and the SEC declared the registration effective September 15, 2006. As a result, the Company accrued $113,000 and $145,000, included in general and administrative expense, for damages during the three and nine months ended September 30, 2006, respectively.


NOTE 10 - SEGMENT AND GEOGRAPHIC INFORMATION

SEGMENT INFORMATION

Sysview operates in one segment, the design, development and delivery of various imaging technology solutions, most notably scanners, as defined by SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131").

GEOGRAPHIC INFORMATION

During the three and nine months ended September 30, 2006 and 2005, Sysview recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product. The following table summarizes total net sales attributable to significant countries (IN THOUSANDS):



                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                   SEPTEMBER 30,                      SEPTEMBER 30,
                               ---------------------------- -----------------------------
                                2006            2005             2006             2005
                               ---------------------------- -----------------------------
         U.S.                  $ 3,910          $ 1,911          $ 8,497    $
                                                                                   4,672
         Asia                      111              245              317             525
         Europe and other           77               51              261             205
                               ---------------------------- -----------------------------
                               $ 4,098          $ 2,207          $ 9,075         $ 5,402
                               ============================ =============================

Substantially all Sysview's identifiable assets are located in the U.S.

NOTE 11 - SUBSEQUENT EVENT


BANK LINE OF CREDIT

The Company's line of credit (see Note 9) matured on October 30, 2006. Although the Company is currently negotiating a new line of credit with the same bank, the new terms have not been finalized. The bank agreed to extend the Company's current line of credit for two months with the existing terms while the new agreement is finalized.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Sysview Technology, Inc.'s ("Sysview" or "Company") unaudited condensed consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to Sysview's Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on April 17, 2006, as amended on August 16, 2006.

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

o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. A brief description of certain aspects, transactions and events is provided, including related party transactions that impact the comparability of the results being analyzed.

o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the nine months ended September 30, 2006.

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

Our strategy is to expand our image capture product line and technology while leveraging our assets in other areas of the imaging industry. We are actively shipping six categories of image capture products and have expanded our product offerings to include six new products during fiscal 2006. During the first three months of fiscal 2006, we introduced two new products under our Original Equipment Manufacturers' ("OEM") brand names. During the third quarter of fiscal 2006 we introduced one additional product through one of our OEMs. Our expanded product line is in response to the increased market demand for faster and easier-to-use products as well as increased security to meet the growing need for information protection, including identity and financial transaction protection. In addition to expanding our image capture product line, we actively pursue the acquisition of technology and or companies in the image capture and display industry to complement our business model, improve our competitive positioning and further expand our product offerings.

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

INVENTORY AND WARRANTY RESERVES. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. As of September 30, 2006, we had no inventory reserve.

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

Related party purchases from entities that are wholly-owned subsidiaries of STH were $3,254,000 for the nine months ended September 30, 2006, and $1,542,000 and $3,521,000 for the three and nine months ended September 30, 2005. The purchases were carried out in the normal course of business.

The following table is a summary of unsecured, interest-free and payable upon demand, amounts due from affiliated entities (IN THOUSANDS):

                                                 SEPTEMBER        DECEMBER 31,
                                                  30, 2006            2005
                                                -------------    ---------------
          STH wholly-owed subsidiaries              $1,630           $1,957
          STH                                          346              346
          Syscan Imaging Limited                       100              100
                                                -------------    ---------------
                                                    $2,076           $2,403
                                                =============    ===============


INTANGIBLE AND LONG-LIVED ASSETS. We evaluate our intangible assets and long-lived assets, which represent goodwill, long-term investments, and fixed assets, for impairment annually or more frequently if we believe indicators of impairment exist. Significant management judgment is required during the evaluation, including in the forecasts of future operating results. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. We had no such asset impairments during the three and nine months ended September 30, 2006.

INCOME TAXES. We utilize the liability method of accounting for income taxes. Deferred income tax assets and liabilities are calculated as the difference between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual income taxes may be materially different from our estimates. As a result of our analysis, we concluded that a full valuation allowance against our net deferred tax assets is appropriate at September 30, 2006.

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

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. We account for our Series A 5% cumulative convertible preferred stock ("Series A Stock") and our Series B convertible preferred stock ("Series B Stock") pursuant to Statement of Financial Accounting Standards ("SFAS") "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133") and the Emerging Issues Task Force ("EITF") Abstract 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS" ("EITF 00-19"). Accordingly, the embedded conversion feature associated with our Series A Stock and related warrants and our Series B Stock and related warrants have been determined to be derivative instruments. The fair value of these derivative instruments, as determined by applying the Black-Scholes valuation model, is adjusted quarterly. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Additionally, although the Black-Scholes model meets the requirements of SFAS 133, the fair values generated by the model may not be indicative of the actual fair values of our Series A Stock and Series B Stock as our derivative instruments have characteristics significantly different from traded options.

RESULTS OF OPERATIONS

The following table summarizes certain aspects of our results of operations for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 (IN THOUSANDS):

                                                    THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      SEPTEMBER 30,                               SEPTEMBER 30,
                                          ---------------------------------------    ----------------------------------------
                                            2006     2005           $        %        2006      2005           $        %
                                            ----     ----         ---      ---        ----      ----         ---      ----

Net sales                                 $4,098     $ 2,207      $1,891     86%     $9,075    $ 5,402       $3,673      68%

Cost of sales                               2,700      1,417       1,283     91       5,976      3,404        2,572      76

As a percentage of sales                      65%         64%                            66%        63%

  Selling and marketing expense              307         332         (25)    (8)        900        742          158      21
  General and administrative expense         676         698         (22)    (3)      1,963      2,329         (366)    (16)
  Research and development expense           584         242         342    141       1,449        640          809     126

Total other income (expense)                 687        (680)         NM     NM         347        464           NM      NM
Dividend on 5% convertible                  (209)       (184)         NM     NM        (504)      (394)          NM      NM
    preferred stock and accretion of
    preferred stock redemption value

NM = Not Meaningful


NET SALES

The significant increase in net sales was attributable to our increased product offerings. We introduced our duplex scanners (DocketPORT) near the end of the third quarter of fiscal 2005, which created a broader base of products. Sales of our duplex scanners were approximately $538,000 and $1,143,000 during the three and nine months ended September 30, 2006, respectively, as compared to $235,000 for both the three and nine months ended September 30, 2005. Our largest customer has significantly expanded its distribution channels in 2006, which resulted in a substantial revenue increase during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. To a lesser extent, our net sales were positively impacted by our gradual trending towards our Value Added Reseller ("VAR") channel distribution and the growth in the small office home office ("SOHO") markets, which is a result of our efforts to appeal to customers in these sales channels.

Sales to our three largest customers represented 84% and 82% for the three and nine months ended September 30, 2006, respectively, and 68% and 64% for the three and nine months ended September 30, 2005, respectively. We expect that our largest customers will continue to account for a substantial portion of our net sales in the remainder of fiscal 2006 and for the foreseeable future. The identities of our largest customer and their respective contributions to our net sales have varied and will likely continue to vary from period to period.

Although we expect net sales to increase as we continue to offer additional products in the image display market and expand to the image display market, there can be no assurance that our net sales will increase.

COST OF SALES, INCLUDING GROSS PROFIT

Cost of sales includes all direct costs related to the transfer of scanners, imaging modules and services related to the delivery of those items manufactured in China, and to a lesser extent engineering services and software royalties. Cost of sales increased in absolute dollars as a result of the increased net sales during both the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005. Cost of sales as a percentage of net sales remained fairly constant as a result of the stability of our average selling price and related material cost used to manufacture our products. We expect this trend to continue for the foreseeable future.

We purchase the majority of our finished scanner imaging products from a wholly-owned subsidiary of our majority stockholder, Syscan Technology Holdings Limited ("STH"). Our Chairman and CEO, Darwin Hu, was formerly the CEO of STH, and beneficially owns approximately 5.33% of the issued and outstanding capital stock of STH.

Related party purchases from entities that are wholly-owned subsidiaries of STH were $3,254,000 for the nine months ended September 30, 2006, and $1,542,000 and $3,521,000 for the three and nine months ended September 30, 2005. The purchases were carried out in the normal course of business.

SELLING AND MARKETING EXPENSE

Selling and marketing expenses consist primarily of salaries and related costs of employees, including stock-based compensation costs, engaged in the sales, marketing and customer account management functions and to a lesser extent market development and promotional funds for our retail distributions channels, tradeshows, website support, warehousing, logistics and certain sales representative fees. The increase during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 is primarily attributable to the increased staff and related marketing activities to support our expanding products offerings and the addition of direct sales personnel in Europe and Asia. The slight decrease in selling and marketing expense during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 is a result of the timing of advertising and promotions of our various new products. Overall, we expect selling and marketing expenses to increase as we continue to expand our marketing efforts and the number of products we offer.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of costs associated with our executive, financial, human resources and information services functions, including stock-based compensation costs, facilities-related expenses and outside professional services such as legal and accounting. The slight decrease in general and administrative expenses during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was a result of decreased costs associated with our investor relations function. We believe the decrease is temporary and is a result of the timing of certain investor relations events. The decrease in the nine months ended September 30, 2006 as compared to the same period in 2005 is mainly attributable to stock-based compensation cost (a non-cash charge) as a result of granting stock options to certain executives and key employees at less than fair market value on the grant date during 2005 and adopting SFAS 123(R). See "Notes to Financial Statements
Note 2." Stock-based compensation cost was $227,000 and $788,000 for the three and nine months ended September 30, 2006, respectively, and $211,000 and $1,195,000 for the three and nine months ended September 30, 2005, respectively. The increase was a result of increased personnel costs to support our expanding business and related infrastructure and the increased expenses associated with maintaining our public company status. We anticipate that general and administrative expenses will continue to increase over the long term as our business continues to grow and the costs associated with being a public company continue to increase as a result of our required reporting requirements, including but not limited to expenses incurred to comply with the Sarbanes-Oxley Act of 2002.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs, of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production. Research and development expense significantly increased during both the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 as a result of an increase in the number of employees engaged in research and development activities, resulting from both direct hiring and acquisitions. We anticipate that research and development expense will continue to increase over the long term as a result of the growth and diversification of the products we offer, new product opportunities and our continued efforts to invest in the future and strengthen our intellectual property position within our highly competitive market.

TOTAL OTHER INCOME (EXPENSE)

Other income (expense) for the three and nine months ended September 30, 2006 was mainly attributable to the $955,000 and $645,000, respectively, decrease in the fair value of the liability for derivative contracts (associated with our Series A Stock and related warrants and Series B Stock and related warrants). During the three and nine months ended September 30, 2005, the fair value of the liability for derivative contracts increased $686,000 and decreased $975,000, respectively. Pursuant to SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, ("SFAS 133") and EITF Abstract 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS ("EITF 00-19"), the increase in the fair value of the liability for derivative contracts is included as other expense in our consolidated statements of operations and the decrease in the fair value of the liability for derivative contracts is included as other income in our consolidated statements of operations.

The remaining other income (expense) during the nine months ended September 30, 2006 was a result of issuing our Series B Stock as follows:

     o Cash paid for issuance costs of $80,000 in connection with our offering; and
     o A non-cash charge of $173,000 representing the fair value of 100,000 warrants issued to the placement agent for the sale of the stock.

The remaining other income (expense) during the nine months ended September 30, 2005 was a result of issuing our Series A Stock as follows:

     o Cash paid for issuance costs of $237,000 in connection with our offering; and
     o A non-cash charge of $290,000 representing the fair value of 186,500 warrants issued to the placement agent for the sale of the stock.

DIVIDEND ON SERIES A STOCK AND ACCRETION OF PREFERRED STOCK REDEMPTION VALUE

During the three and nine months ended September 30, 2006 accretion on our preferred stock, both Series A and Series B, totaled approximately $187,000 and $445,000, respectively. During the three and nine months ended September 30, 2005 accretion on our Series A Stock was approximately $155,000 and $337,000, respectively. The increase during the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 was attributable to the sale of our Series B Stock during the three months ended September 30, 2006. Series A Stock dividends were $22,000 and $59,000 during the three and nine months ended September 30, 2006, respectively, and $29,000 and $57,000 for the three and nine months ended September 30, 2005, respectively
 We do not pay dividends on our Series B Stock.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, our principal sources of liquidity included cash and cash equivalents of $1,419,000 and unused borrowing capacity of $1,487,000 under our bank line of credit. We had no significant cash outlays during the nine months ended September 30, 2006.

Operating activities: Cash used by operating activities during the nine months ended September 30, 2006 was primarily to fund our net loss, as adjusted for non-cash items such as stock-based compensation associated with issuing options and changes in our derivative instruments and convertible preferred stock. Additional uses of cash included an increase in trade receivables resulting from the significant increase in sales of our products during the three months ended September 30, 2006 and an increase in inventory as we anticipate this growth in revenues to continue. Sources of operating cash include an increase in accounts payable as a result of managing our working capital and the normal fluctuation and timing of purchases. As we have had to ramp up inventory purchases to meet the increased demand for our products, our cash was somewhat constrained during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, cash used by operations resulted from funding our net loss, adjusted for non-cash items such as stock-based compensation associated with issuing options and changes in our derivative instruments and convertible preferred stock and changes to trade receivables and inventories. We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing activities: For both the nine months ended September 30, 2006 and 2005, cash used in investing activities was solely attributable to the purchase of capital equipment and licensed technology.


Financing activities: On August 8, 2006, we sold $1,150,000 of our Series B Stock. Net proceeds of this offering after payment of related commissions, fees and other expenses were approximately $1,070,000. We intend to use the proceeds for sales, marketing, research and development and for working capital and general corporate purposes. Other cash provided by financing activities for the nine months ended September 30, 2006, was a result of payments from related party receivables. For the nine months ended September 30, 2005, cash provided by financing activities was a result of issuing our Series A Stock, somewhat offset by advances to related parties. All advances to and repayments from related parties during the nine months ended September 30, 2006 and 2005 were made in the ordinary course of business.

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

Considering current cash reserves and other sources of liquidity, including our bank line of credit, borrowing from related parties and the aforementioned funds raised through the sale of our Series B Stock, management believes that the Company will have sufficient sources of financing to continue its normal operations through at least the next twelve months. However, our business expansion plans may require additional capital through either the incurrence of debt or the issuance of equity securities, or a combination thereof, depending on the prevailing market and other conditions. There is no assurance that such additional funds will be available for us to finance our expansion plans. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements as we expand our business operations.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (IN THOUSANDS):


                                                    LESS THAN        ONE - THREE      THREE - FIVE
                                      TOTAL          ONE YEAR           YEARS             YEARS
                                    -----------    -------------    --------------    --------------

Line of credit (1)                     $1,013         $1,013           $ --                $ --
Operating lease obligations               568            251              315                   2
                                       ------         ------           ------              ------
Total contractual cash obligations     $1,581         $1,264           $  315              $    2
                                       ======         ======           ======              ======


(1) We have a line of credit up to $2,500,000, bearing interest at the rate of prime (8.25% at September 30, 2006) plus 0.5% and secured by all our assets. Interest payments are due monthly and all unpaid interest and principal was due in full on October 30, 2006. Although we are currently negotiating a new line of credit with the same bank, the new terms have not been finalized. The bank agreed to extend our current line of credit for two months with the existing terms while the new agreement is finalized.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2006, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

TRENDS

As of September 30, 2006, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties, except as described in "NOTES TO FINANCIAL STATEMENTS NOTE 9 - COMMITMENTS AND CONTINGENCIES" existed, which are likely to have a material effect on our liquidity.

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

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Please refer to the "NOTES TO FINANCIAL STATEMENTS NOTE 9 - COMMITMENTS AND CONTINGENCIES" for a discussion of the Company's legal proceedings.

ITEM 6 - EXHIBITS



EXHIBIT NUMBER       DESCRIPTION OF EXHIBIT                           METHOD OF FILING
---------------     ---------------------------------------------    ---------------------------------------------
           2.1      Share Exchange Agreement                         Incorporated by reference to Exhibit 99.1
                                                                     to Form 8-K dated April 19, 2004
           3.1      Certificate of Incorporation, dated              Incorporated by reference to Exhibit 3.1 on
                    February 15, 2002                                Form 10-KSB dated March 31, 2005
           3.2      Certificate of Amendment to the Company's        Incorporated by reference to Exhibit 3.2 on
                    Certificate of Incorporation dated March         Form 10-KSB dated March 31, 2005
                    19, 2004
           3.3      Certificate of Designation of Preferences,       Incorporated by reference to Exhibit 10.4
                    Rights and Limitations of Series A Stock as      on Form 8-K dated March 21, 2005
                    filed with the Secretary of State of the
                    State of Delaware on March 15, 2005
           3.4      Amended and Restated Bylaws                      Incorporated by reference to Exhibit 3.4 on
                                                                     Form 10-KSB dated March 31, 2005
           3.5      Certificate of Amendment to the Company's        Incorporated by reference to Exhibit 3.5 on
                    Certificate of Incorporation dated June 23,      Form 10-QSB dated August 21, 2006
                    2006
           3.6      Certificate of Designation of Preferences,       Incorporated by reference to Exhibit 10.4
                    Rights and Limitations of Series B Stock as      on Form 8-K dated August 14, 2006
                    filed with the Secretary of State of the
                    State of Delaware on June 10, 2006
          10.1      Form of Convertible Preferred Stock and          Incorporated by reference to Exhibit 10.1
                    Common Stock Warrant Purchase Agreement          on Form 8-K dated March 21, 2005
                    entered into by and between the Company and
                    the purchasers
          10.2      Form of Common Stock Purchase Warrant            Incorporated by reference to Exhibit 10.2
                                                                     on Form 8-K dated March 21, 2005
          10.3      Form of Registration Rights Agreement            Incorporated by reference to Exhibit 10.3
                                                                     on Form 8-K dated March 21, 2005
          10.4      2002 Amended and Restated Stock Option Plan      Incorporated by reference to Exhibit 10.4
                                                                     on Form 10-KSB dated March 31, 2005
          10.5      Employment Agreement entered between the         Incorporated by reference to Exhibit 10.5
                    Company and Darwin Hu on April 26,               on Form 8-K dated May 2, 2005
                    2005
          10.6      Employment Agreement entered between the         Incorporated by reference to Exhibit 10.6
                    Company and William Hawkins on April 26,         on Form 8-K dated May 2, 2005
                    2005
          10.7      Employment Agreement entered between the         Incorporated by reference to Exhibit 10.7
                    Company and David P. Clark on April 26, 2005     on Form 8-K dated May 2, 2005
          10.8      2006 Stock Option                                Incorporated by reference to Exhibit 10.8
                    Plan                                             on Form 10-QSB dated August 21, 2006







EXHIBIT NUMBER        DESCRIPTION OF EXHIBIT                           METHOD OF FILING
----------------     ---------------------------------------------    ---------------------------------------------
           10.9      Form of Convertible Preferred Stock and          Incorporated by reference to Exhibit 10.1
                     Common Stock Warrant Purchase Agreement          on Form 8-K dated August 14, 2006
                     entered into by and between the Company and
                     the purchasers
          10.10      Form of Common Stock Purchase                    Incorporated by reference to Exhibit 10.2
                     Warrant                                          on Form 8-K dated August 14, 2006
          10.11      Form of Registration Rights                      Incorporated by reference to Exhibit 10.3
                     Agreement                                        on Form 8-K dated August 14, 2006
             14      Code of Ethics adopted by the Company's          Incorporated by reference to Exhibit 14 on
                     board of directors on March 28,                  Form 10-KSB dated March 31, 2005
                     2005
           31.1      Certification Pursuant to Section 302 of         Filed herewith
                     the Sarbanes-Oxley Act - Darwin Hu
           31.2      Certification Pursuant to Section 302 of         Filed herewith
                     the Sarbanes-Oxley Act - William Hawkins
           32.1      Certifications Pursuant to Section 906 of        Filed herewith
                     the Sarbanes-Oxley Act - Darwin Hu
           32.2      Certifications Pursuant to Section 906 of        Filed herewith
                     the Sarbanes-Oxley Act - William Hawkins


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Sysview Technology, Inc has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SYSVIEW TECHNOLOGY, INC.



                                 Date: November 14, 2006
                                 /S/ DARWIN HU
                                 Darwin Hu, Chairman and Chief Executive Officer



                                 Date: November 14, 2006
                                 /S/ WILLIAM HAWKINS
                                 William Hawkins, Acting Chief Financial Officer Chief Operating Officer and Secretary