Form 10KSB
period 2006-12-31
SYSVIEW TECHNOLOGY, INC.
filed 2007-04-03
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 000-25839

                            SYSVIEW TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                          59-3134518
(State or other jurisdiction of                           (I.R.S.Employer
incorporation or organization)                         Identification Number)

                              1772 TECHNOLOGY DRIVE
                           SAN JOSE, CALIFORNIA 95110
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE)

                              408-436-9888 EXT. 207
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
                                        COMMON STOCK, PAR VALUE $0.001 PER SHARE


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

Issuer's revenues for its most recent fiscal year were $12,469,000.

The aggregate market value of the issuer's Common Stock held by non-affiliates (5,368,578 shares) was approximately $4,026,434, based on the average closing bid and ask price of $0.75 for the Common Stock on March 15, 2007.

As of March 30, 2007, there were outstanding 21,542,092 shares of the issuer's Common Stock, par value $0.001.

Transitional Small Business Disclosure Format (check one):  Yes  |_|   No  |X|


--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                           FORWARD LOOKING STATEMENTS

Some of the statements under "Management's Discussion and Analysis of Financial Condition or Plan of Operations," and "Description of Business" in this Annual Report on Form 10-KSB are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

Sysview Technology, Inc. (referred to herein as "we", "us", "our", "Sysview" or "Company"), a Delaware corporation, develops, designs and delivers various imaging technology solutions to all types and sizes of enterprises including governmental agencies, large corporations, small corporations, small office-home offices ("SOHO"), professional practices as well as consumers (referred to herein collectively as "Enterprises") . We are a market-leader in providing USB-powered scanning solutions to a wide variety of industries and market applications. Our patented and proprietary page-imaging devices facilitate the way information is stored, shared and managed in both business and personal use. In addition, Sysview is involved in the research and development of certain technologies related to the field of high definition ("HD") display. While currently all of our revenues are derived from our image scanning products, we recognize HD display as a significant future market opportunity for us.

Syscan, Inc., our wholly-owned subsidiary, was incorporated in California in 1995 to develop and manufacture a new generation of contact image sensors ("CIS") that are complementary metal-oxide-silicon ("CMOS") imaging sensor devices. During the late 1990s, we established many technical milestones and were granted numerous patents for our linear imaging technology. Our patented CIS and mobile imaging scanner technology provides high quality images at extremely low power consumption levels allowing us to deliver compact scanners in a form ideally suited for laptop or desktop computer users who need a small light weight device to scan or fax documents. In 2002, we began investigating potential transfer of areas of our image scanning technology and know-how to the enhancement of certain HD display technologies. Since then we have expanded our HD display initiative through acquisition, exclusive licensing and the addition of key personnel.

Our business model was developed and continues to evolve around intellectual property ("IP") driven products sold primarily to original equipment manufacturers ("OEM"), private label brands and value added resellers ("VAR"). Our image scanning products can be found in a variety of applications, including but not limited, to the following:

     o    Document and information management;
     o    Identification card scanners;
     o    Passport security scanners;
     o    Bank note and check verification;
     o    Business card readers;
     o    Barcode scanning; and
     o    Optical mark readers used in lottery terminals.

In the past ten years we have grown to be one of the largest manufacturers of page-fed scanning devices worldwide and we sell to several major brand companies including VISIONEER, PENTAX, CARDSCAN, AMBIR TECHNOLOGY, DIGIMARC, BANKSERV and OMRON. Our vertically integrated design and manufacturing business model allows our customers to introduce new products to the market quickly and efficiently.

CURRENT MARKET OPPORTUNITIES, STRATEGIES AND PRODUCTS

In the past decade, information management, including how information is retrieved, stored, shared and disseminated, has become increasingly important, and in many instances critical, for all Enterprises worldwide.

Confronted by exponentially increasing information through more and more channels, Enterprises employ a variety of resources for managing information. Our document/image-capture products can help transform business-critical information from paper, faxed and electronic forms, documents and transactions into a manageable digital format. Our solutions can manage the processing of millions of forms, documents and transactions annually, converting their content into information that is usable in database, document, content and other information management systems. We believe that our document/image-capture products enable organizations to reduce operating costs, obtain higher information accuracy rates and speed processing times.

Our document/image-capture solutions offer Enterprises a cost-effective and accurate alternative to manual data entry, a traditional approach that is typically a labor intensive, time consuming and costly method of managing the input of information into the Enterprise. Organizations can utilize our solutions to capture and store information electronically, and extract the meaningful content or data in a way that preserves the data's accuracy. As a result, we believe there is significant growth opportunity for our solutions to help simplify the way Enterprises manage information as well as other business applications.

Currently, all of our revenue is generated from sales of our document/image-capture products and is as follows (IN THOUSANDS):

                                                  YEAR OVER YEAR GROWTH
                                              -----------------------------
        YEAR ENDED           NET REVENUE       DOLLARS       PERCENTAGE
---------------------------------------------------------------------------
    December 31, 2006           $ 12,469        $4,621           59%
    December 31, 2005              7,848         1,790           30
    December 31, 2004              6,058            na           na


Our document/image-capture product revenue has experienced quarter over quarter increases during the last 22 out of the 24 most recent quarters.

We offer several different image scanning product groups to meet the diverse needs of our customers. Although all our products are based on the same patented and proprietary technology, our product groups vary from one another by features and configurations. Our most popular product groups include our DocketPORT and TravelScan line of products.

DOCKETPORT

Our DocketPORT product group is our fourth generation of compact document/image-capture devices. Specific features of this product group include:

     o    High Speed-Universal Serial Bus ("USB") powered;
     o Several models capable of true duplex scans (both sides of a two-sided document at once);
     o    600 dots per inch ("DPI") optical resolution;
     o    Minimal power consumption;
     o    Extremely lightweight;
     o Restriction of Hazardous Substance ("RoHS") and Waste Electrical and Electronic Equipment ("WEEE") compliant;
     o Internal 48-bit analog-to-digital conversion for three-color channels (red, green and blue);
     o    No power adapter required; and
     o    Scans any size document from business cards to legal size documents.

TRAVELSCAN

Our TravelScan products are the ideal document management devices for busy professionals and executives. These lightweight and convenient scanners are powered using only the USB port, an exclusive Syscan patent. Our TravelScan products can be conveniently carried alongside laptops and requires a minimal footprint in your work area. These products enable users to fax, email and organize all business documents with the "touch of a button." Specific features include:

     o    Full-Speed USB powered;
     o    600 dots per inch ("DPI") optical resolution;
     o    Minimal power consumption;
     o    Extremely lightweight; and
     o    RoHS and WEEE compliant.


SALES, MARKETING AND DISTRIBUTION

Our sales and marketing efforts are designed to serve our direct customer base, rather than the end user of our products. We market and sell our products both domestically and internationally through a global network of more than 40 independent distributors and channel partners in North America, Europe and Asia. We select these independent entities based on their ability to provide effective field sales, marketing communications and technical support to our targeted markets. In addition, our products are sold through several retail and web-based channels.

COMPETITION

We had several direct competitors to our document/image-capture products, in major worldwide markets (North America, Europe and Asia) during the year ended December 31, 2006. These competitors, in general, pay us a royalty fee for the use of our intellectual property. To maintain our competitive advantage we maintain a high level of investment in research and development and focus on factory efficiency allowing us to provide superior time-to-market product cycles with the goal of manufacturing and delivering products to customers virtually defect free.

We believe that our competitive strengths include:

     o    Patented and proprietary-based products;
     o Favorable and well established reputation, experience and presence in the USB-powered document/image-capture devices market;
     o Superior customer relationships that allow us to identify and work closely with customers to meet market demands;
     o Vertical integration design and manufacturing business model which reduces the time to introduce a new or improved product to the market;
     o    Broad distribution channels; and
     o    Product quality and performance.


MANUFACTURING AND RAW MATERIAL SUPPLY

MANUFACTURING. We purchase the majority of our finished scanner imaging products from Syscan Lab Limited ("SLL"), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"), the parent company of our majority stockholder. Our Chairman and CEO, Darwin Hu, was formerly the CEO of STH. He resigned from STH effective December 2004. See Part III, "Item 12: Certain Relationships and Related Transactions, and Director Independence."

We purposely limit the manufacturing of our product to SLL as this gives us better control over both the quality of our product and the price we pay for the product. We have established a pricing agreement with SLL, which is negotiated periodically. From the early stages of product design and development, Sysview engineers worked closely with SLL's production team to ensure optimal and cost effective manufacturing. The strategy of using only one subcontract manufacturer could be disadvantageous if SLL becomes unable or unwilling to provide products to us in a timely manner. If this happens, we estimate it would take us approximately six months to establish a new subcontract manufacturer. To mitigate this exposure, we provide most of the critical components and tooling required to manufacture our products.

RAW MATERIALS. SLL purchases the raw materials, parts and components with the exception of the critical components as discussed above, which we provide. A limited number of components included in our products are obtained from a single supplier or a small group of suppliers. We have some controller chips that are sole-sourced, as they are specialized devices that can effectively control the cost of our product. We do not have any long-term or exclusive purchase commitments with any of our suppliers. Where possible, we work with secondary suppliers to qualify additional sources of supply. To reduce the risk associated with using a sole supplier, we attempt to maintain strategic inventories of these sole-sourced components. To date we have been able to obtain adequate supplies of the components used in the production of our documents/image-capture products in a timely manner from existing sources. If in the future we are unable to obtain sufficient quantities of required materials, components or subassemblies, or if such items do not meet our quality standards, delays or reductions in product shipments could occur which could harm our business, financial condition and results of operations.

CUSTOMERS

A small number of customers have historically accounted for a substantial portion of our net revenue. Sales to our four largest customers represented 81% and 79% of our net sales during the years ended December 31, 2006 and 2005, respectively. See Note 1 included in Part II, "Item 7: Financial Statements." We expect that our largest customers will continue to account for a substantial portion of our net sales for the foreseeable future. Our largest customer rankings and respective contributions to our net sales have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally defer without incurring a significant penalty. Currently we do not have agreements with any of our key customers that contain long-term commitments to purchase specified volumes of our products. We believe that maintaining and continuing to strengthen customer relationships will play an important role in maintaining our leading position in the document/image-capture market.

INTELLECTUAL PROPERTY

While the success of our business depends more on such factors as our employees' technical expertise and innovative skills, the success of our business also relies on our ability to protect our proprietary technology. Accordingly, we seek to protect our intellectual property rights in a variety of ways. Obtaining patents on our innovative technologies is one such way. As of December 31, 2006, we have fourteen patents issued in the United States and five patents issued in Taiwan. Additionally, we have five patents currently pending with the United States Patent and Trademark Office, four relate to our HD display technology and one relates to our document/image-capture technology. Our patents do not begin to expire until 2017. As of December 31, 2006, we had five domestic patent applications pending, four relating to our HD display technologies and one relating to our document/image scanning technology.

Another way we seek to protect our proprietary technology and other proprietary rights is by requiring our employees and contractors to execute confidentiality and invention assignment agreements in order to protect our proprietary technology and other proprietary rights. We also rely on employee and third-party nondisclosure agreements and other intellectual property protection methods, including proprietary know-how, to protect our confidential information and our other intellectual property.

COMPLIANCE WITH ENVIRONMENTAL, HEALTH, AND SAFETY REGULATIONS

In July 2006, the European Union ("EU") began requiring all electronics products sold within the EU to be RoHS compliant pursuant to the European Directive 2002/95/EC. Beginning in January 2006, all our products are RoHS compliant.

RESEARCH AND DEVELOPMENT

As of December 31, 2006, our research and development staff consisted of twenty-five employees and full-time contractors. Seventeen are located in the United States and eight are located internationally. Our international workforce facilitates our global focus and is generally less costly to maintain than our domestic workforce.

We have historically devoted a significant portion of our financial resources to research and development programs, both to our current products and our future products, and we expect to continue to allocate significant resources to these efforts. The majority of our research and development efforts are focused on our future HD display products. Our research and development expenses for the years ended December 31, 2006 and 2005 were $3,084,000 and $952,000, respectively. To date, all research and development costs have been expensed as incurred.

Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. We intend to continue to develop our technology and innovative products to meet customer demands.

FUTURE MARKET OPPORTUNITIES, STRATEGIES AND PRODUCTS

We intend to leverage our experience, expertise and current technology in the document/image-capture market by expanding our business to the HD display market, which is deemed to be a much larger market. The following discussion explains why we think expanding our business into the HD display market has opportunity for us.

Until the year 2001, home television technology did not change much and relied almost exclusively on Cathode Ray Tube ("CRT") technology. This technology provided good quality pictures, given the signal limitations of broadcasters and cable operators. But the weight and size of the technology limited the screen size to approximately 40 inches. Given the relatively new introduction of high definition television ("HDTV") and content, both consumer and commercial markets have dramatically increased the demand for larger HD capable screen sizes. In response to this demand, various types of liquid crystal display ("LCD"), plasma display panel ("PDP"), rear projection digital light processing ("DLP") and liquid crystal on silicon ("LCOS") models have been introduced to the marketplace. These technologies have addressed the larger screen size issue and in some cases achieved HDTV quality standards, but current models continue to be cost prohibitive for the average consumer.

We recognize that the television display market is in the process of a major transition driven by the increased availability of HD content and consumer demand for larger screen sizes. We believe the transition has started and will continue into the foreseeable future. Currently, there are approximately 30 companies (tier one and tier two suppliers) competing in the large screen TV market worldwide, each is faced with the challenge of delivering large screen HD products at competitive prices all while generating a profit. Current market offerings consist of flat panel technologies LCD and PDP and two forms of rear projection technology LCOS and DLP. The prevailing technologies will be the ones that crack the price to size and performance ratio. We believe that flat panel LCD and rear projection LCOS technologies will prevail. LCD pricing continues to fall and has advantages over PDP, although we believe that neither has the ability in the foreseeable future to achieve the low manufacturing costs of rear projection models.

There are arguments for both LCOS and DLP as potential prevailing technology in the rear projection category. We believe that our proprietary LCOS HD display components currently under development will meet and eventually exceed the current quality standards of HD. More importantly it is our goal to deliver the critical components at a significantly reduced cost. We are in the late stage development of our LCOS HD products. We hope to achieve superior visual performance and resolution at a significant value in large screen format HD displays at a significant value and use this technology to further develop derivative products.

EMPLOYEES

As of December 31, 2006, we employed 36 people on a full-time basis, 23 in the United States and 13 internationally. Of the total, 25 were in product research and development, 4 in sales and marketing and 7 in general administration. None of our employees located in the United States or internationally are represented by unions or collective bargaining agreements. We have experienced no work stoppages and believe that our employee relations are good.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file with the Commission at the Commission's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference rooms. Our Commission filings are also available to the public from the Commission's Website at www.sec.gov.

We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please contact our Corporate Secretary at 1772 Technology Drive San Jose, California 95110 or call 1-408-436-9888 ext. 207.

Additionally, many reports and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.sysviewtech.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website and other information that can be accessed through our website are not part of this report.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

A SIGNIFICANT PERCENTAGE OF OUR REVENUE IS DERIVED FROM SALES TO A FEW LARGE CUSTOMERS, AND IF WE ARE NOT ABLE TO RETAIN THESE CUSTOMERS, OR THEY RESCHEDULE, REDUCE OR CANCEL ORDERS, OR DELAY OR DEFAULT ON PAYMENTS, OUR REVENUES WOULD BE REDUCED AND OUR FINANCIAL CONDITION AND CASH FLOWS WOULD SUFFER.

Sales to our four largest customers represented 81% and 79% of net sales during the year ended December 31, 2006 and 2005, respectively. We expect that our largest customers will continue to account for a substantial portion of our net sales for the foreseeable future. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period. We cannot provide assurance that any of our customers will continue to purchase our products at past or current levels.

THE COMPANY HAS EXPERIENCED A HISTORY OF RECURRING OPERATING LOSSES AND MAY CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

Our net losses totaled $5,948,000 and $2,039,000 for the years December 31, 2006 and 2005, respectively. Our accumulated deficit as of December 31, 2006 was $28,705,000. We cannot provide assurance that we can achieve profitability in the future. Additionally, these conditions raise substantial doubt as to our ability to continue as a going concern.

WE SUBCONTRACT THE MANUFACTURING OF OUR IMAGE-CAPTURE PRODUCTS TO ONE COMPANY.

If our manufacturer (see Part III, "Item 12: Certain Relationships and Related Transactions, and Director Independence") becomes unable or unwilling to provide products to us in a timely manner, we may not be able to deliver our products to customers on time, which could increase our costs, damage our reputation or result in the loss of our customers. Although we have the right to utilize other manufacturers at any time, identifying and qualifying a new manufacturer to replace our current manufacturer could take several months.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS TO PROVIDE THE COMPONENTS AND RAW MATERIALS NECESSARY TO MANUFACTURE OUR PRODUCTS AND ANY INTERRUPTION IN THE AVAILABILITY OF THESE COMPONENTS AND RAW MATERIALS USED IN OUR PRODUCT COULD REDUCE OUR REVENUES.

Although many alternative suppliers exist, we rely on a single or limited number of suppliers for many of the significant components and raw materials required to manufacture our document/image-capture products. This reliance leads to a number of significant risks, including:

     o Unavailability of materials and interruptions in delivery of components and raw materials from our suppliers;
     o Manufacturing delays caused by such unavailability or interruptions in delivery; and
     o Fluctuations in the quality and the price of components and raw materials.

We do not have any long-term or exclusive purchase commitments with any of our suppliers. Failure to maintain existing relationships with our current suppliers or to establish new supplier relationships in the future, could negatively affect our ability to obtain necessary components and raw materials in a timely manner. If we are unable to obtain ample supply of materials from our existing suppliers or alternative supply sources, we may be unable to satisfy our customers' orders, which could reduce our revenues and adversely affect relationships with our customers.

OUR EXECUTIVE OFFICERS AND KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends to a significant degree upon the continuing contributions of our key executive officers and managers. Although we have employment agreements with most of these individuals, we cannot guarantee that we can retain these individuals. In addition, we have not obtained "key man" life insurance on the lives of any of the members of our management team.

WE MAY NOT BE ABLE TO ATTRACT NEW QUALIFIED EMPLOYEES.

There is intense competition for qualified personnel in the areas in which we operate. The loss of existing personnel or the failure to recruit additional qualified managerial, technical and sales personnel could adversely affect our business. As we grow, we will need to attract, train and retain more employees for management, engineering, research and development, sales and marketing and support positions. And the competition for qualified employees, particularly engineers and research and development personnel, continues to be intense. Consequently, we may not be able to attract, train and retain the personnel we need to continue to offer our products to current and future customers in a cost effective manner, if at all.

IF WE FAIL TO RAISE CAPITAL THAT WE MAY NEED TO SUPPORT AND INCREASE OUR OPERATIONS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

Our future capital uses and requirements will depend on numerous factors, including:

     o    The extent to which our products gain market acceptance;
     o    The level of revenues from current and future products;
     o    The expansion of operations;
     o The costs and timing of product development and sales and marketing activities;
     o    The costs related to acquisitions of technology or businesses; and
     o    Competitive developments.

We may require additional capital to support and increase our sales and marketing efforts, expand and enhance our current and future product offerings and fund potential acquisitions. This capital may not be available on terms acceptable to us, if at all. In addition, we may be required to spend greater-than-anticipated funds if unforeseen difficulties arise in the course of these or other aspects of our business. As a consequence, we may be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. We cannot give assurance that such additional capital will be available on terms acceptable to us, if at all. Any additional equity financing is expected to be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. Our inability to obtain sufficient financing may require us to delay, scale back or eliminate some or all of our expansion programs or limit the marketing of our products. This could have a material and adverse effect on our business.

OUR MAJORITY STOCKHOLDER, SYSCAN IMAGING LIMITED, OWNS AND CONTROLS A SIGNIFICANT NUMBER OF THE OUTSTANDING SHARES OF OUR COMMON STOCK AND WILL CONTINUE TO HAVE SIGNIFICANT OWNERSHIP OF OUR VOTING SECURITIES FOR THE FORESEEABLE FUTURE.

Syscan Imaging Limited, our majority stockholder, beneficially owns approximately 75.1% of our outstanding common stock as of March 30, 2007. As a result, they have the ability to control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

     o    Delay or prevent a change in the control;
     o Impede a merger, consolidation, takeover or other transaction involving us; or
     o Discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

THE AUTHORIZATION AND ISSUANCE OF "BLANK CHECK" PREFERRED STOCK COULD HAVE AN ANTI-TAKEOVER EFFECT DETRIMENTAL TO THE INTERESTS OF OUR STOCKHOLDERS.

Our certificate of incorporation allows the Board of Directors to issue preferred stock with rights and preferences set by our board without further stockholder approval. Under particular circumstances, the issuance of these "blank check preferred" shares could have an anti-takeover effect. For example, in the event of a hostile takeover attempt, it may be possible for management and the board to impede the attempt by issuing blank check preferred shares, thereby diluting or impairing the voting power of the other outstanding shares of common stock and increasing the potential costs to acquire control of our Company. Our Board of Directors has the right to issue blank check preferred shares without first offering them to holders of our common stock, as the holders of our common stock have no preemptive rights.

WE MAY NOT BE ABLE TO COMPLY WITH THE SARBANES-OXLEY ACT.

The enactment of the Sarbanes-Oxley Act in July 2002 created a significant number of new and extremely costly corporate governance requirements and additional requirements may be enacted in the future. Although we intend to implement the requisite changes to become compliant with existing and new requirements that apply to our Company, we may not be able to do so in a timely manner, or at all. Additionally, we may incur significant expense implementing and maintaining our compliance with the Sarbanes-Oxley Act.

WE ARE IN VIOLATION OF OUR LINE OF CREDIT DEBT COVENANTS.

We were not in compliance with all of our line of credit debt covenants at December 31, 2006. And we remain out of compliance through the date of this filing. The lender waived our violations through December 31, 2006. And although we are currently working with the lender to extend the waiver, the lender has not agreed to waive any debt covenant violations subsequent to December 31, 2006. If we cannot successfully extend the waiver, our interest expense will increase from prime plus 0.5% to prime plus 5.5% effective January 1, 2007.


RISKS RELATED TO OUR INTELLECTUAL PROPERTY AND TECHNOLOGY

UNAUTHORIZED USE OF OUR PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY WILL ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

Our success and competitive position depend in large part on our ability to obtain and maintain intellectual property rights to protect our products. We currently, and may in the future, rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. Unauthorized parties may attempt to copy aspects of our products or obtain, license, sell or otherwise use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and we may not be able to protect our technology from unauthorized use. Additionally, our competitors may independently develop technologies that are substantially the same or superior to ours without infringing our rights. In these cases, we would be unable to prevent our competitors from selling or licensing these similar or superior technologies. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

Third parties have claimed and may claim in the future that we are infringing their intellectual property, and we could be exposed to significant litigation or licensing expenses or be prevented from selling our products if such claims are successful. From time to time, we are subject to claims that we or our customers may be infringing or contributing to the infringement of the intellectual property rights of others. We may be unaware of intellectual property rights of others that may cover some of our technologies and products. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. However, we may not be able to obtain licenses from some or all claimants or the terms of any offered licenses may not be acceptable to us, and we may not be able to resolve disputes without litigation. Any litigation regarding intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. In the event of a claim of intellectual property infringement, we may be required to enter into costly royalty or license agreements. Third parties claiming intellectual property infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop and sell our products.

OUR FUTURE TARGET MARKET FOR OUR HD DISPLAY PRODUCTS IS HIGHLY COMPETITIVE AND RAPIDLY CHANGING, AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY.

The market in which we plan to sell our future HD display products is extremely competitive and we will compete against many well established companies, including many OEMs who have substantially greater financial and other resources than we do. Additionally, the entire market for our HD display product is empirically facing a trend of declining gross margin resulting from emerging global markets and competition. The market for HD display products is rapidly evolving and significant technological changes could render our future products obsolete before we successfully deploy them. We intend to mitigate the inherent risk in this rapidly changing market by continually improving the functionality and features of our products to meet customers' needs. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes in a cost-effective and timely manner, our business could be materially and adversely affected.

RISKS RELATING TO ACQUISITIONS

ANY ACQUISITIONS WE MAKE COULD RESULT IN DILUTION TO OUR EXISTING SHAREHOLDERS AND COULD BE DIFFICULT TO INTEGRATE, WHICH COULD CAUSE DIFFICULTIES IN MANAGING OUR BUSINESS AND RESULT IN A DECREASE TO THE VALUE OF YOUR INVESTMENT.

We believe that we may need to make strategic acquisitions of other businesses in order to achieve growth and profitability. Evaluating acquisition targets is difficult and acquiring other businesses involves risk. The acquisition of other businesses could subject us to a number of risks, including the following:

     o Difficulty in integrating the acquired operations and retaining acquired personnel;
     o Limitations on our ability to retain acquired sales distribution channels and customers;
     o Diversion of management's attention and disruption of our ongoing business; and
     o Limitations on our ability to incorporate acquired technology and rights into our product offerings and maintain uniform standards, controls, procedures and policies.

Furthermore, we may incur indebtedness or issue equity securities to pay for future acquisitions. The issuance of equity or convertible debt securities would be dilutive to our then existing shareholders.

RISKS RELATING TO OUR COMMON STOCK

THE LIMITED PRIOR PUBLIC MARKET AND TRADING MARKET MAY CAUSE POSSIBLE VOLATILITY IN OUR STOCK PRICE.

To date, there has only been a limited public market for our securities and there can be no assurance that we can attain an active trading market for our securities. Our common stock trades on the Over The Counter Bulletin Board ("OTCBB"), which is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ and the national securities exchange. Quotes for securities quoted on the OTCBB are not listed in the financial sections of newspapers as are those for NASDAQ and the national securities exchange. Moreover, in recent years, the overall market for securities has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations including, but not limited to, the following:

     o Quarterly variations in operating results and achievement of key business metrics;
     o    Changes in earnings estimates by securities analysts, if any;
     o Any differences between reported results and securities analysts' published or unpublished expectations;
     o    Announcements of new products by us or our competitors;
     o Market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;
     o    Demand for our products;
     o Shares sold pursuant to Rule 144 or upon exercise of warrants and options or conversion of Series A Preferred Stock or Series B Preferred Stock; and
     o General economic or stock market conditions unrelated to our operating performance.

These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

THERE ARE LIMITATIONS AND DELAYS IN CONNECTION WITH THE AVAILABILITY OF QUOTES AND ORDER INFORMATION ON THE OTCBB.

The OTCBB executes trades and quotations using a manual process and cannot guarantee the market information for securities. In some instances, quote information, or even firm quotes, may not be available. The OTCBB's manual execution process may delay order processing and as a result, a limit order may fail to execute or a market order may execute at a significantly different price due to intervening price fluctuations. Trade execution, execution reporting and legal trade confirmation delivery may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our shares of common stock are subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and "accredited investors". For transactions governed by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities, must obtain the purchaser's written consent to the transaction, and must deliver to the purchaser a SEC-mandated, penny stock risk disclosure document, all prior to the purchase. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock and may affect the ability of investors to sell such shares of common stock in the secondary market and may affect the price at which investors can sell such shares.

Investors should be aware that the market for penny stocks has suffered in recent years from patterns of fraud and abuse, according to the Commission. Such patterns include:

     o Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
     o Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
     o "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
     o Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
     o The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

THERE IS LIMITED LIQUIDITY ON THE OTCBB.

When fewer shares of a security are being traded on the OTCBB, the security's market price may become increasingly volatile and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes of our common stock, there may be a lower likelihood that one's orders for our common stock will be executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of one's order entry.

THERE IS A LIMITATION IN CONNECTION WITH THE EDITING AND CANCELING OF ORDERS ON THE OTCBB.

Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCBB. As mentioned earlier in this document, the OTCBB executes trades using a manual process, which could cause delays in order processing and reporting, and could hamper one's ability to cancel or edit one's order. Consequently, selling shares of our common stock at the optimum trading prices may be impossible.

INCREASED DEALER COMPENSATION COULD ADVERSELY AFFECT THE STOCK PRICE.

The dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of our common stock on the OTCBB if the stock must be sold immediately. Further, purchasers of our common stock may incur an immediate "paper" loss due to the price spread. Moreover, dealers may not have a bid price for our common stock on the OTCBB. Due to the foregoing factors, demand for our common stock on the OTCBB may be decreased or eliminated.

ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET.

We are authorized to issue 50,000,000 shares of our common stock. As of December 31, 2006, there were 24,642,092 and 24,142,092 shares of common stock issued and outstanding, respectively. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants or the conversion of our Series A Preferred Stock or our Series B Preferred Stock. As of December 31, 2006, we had the following common shares reserved for future issuance:

      Conversion of Series A Preferred Stock                      1,565,000
      Maximum Dividend Shares on the Conversion of Series
         A Preferred Stock                                          273,159
      Conversion of Series B Preferred Stock                      1,150,000
      Stock options outstanding                                   4,890,000
      Warrants outstanding                                        1,794,000
                                                             -----------------
      TOTAL                                                       9,672,159
                                                             =================


The above table does not include 2,310,000 and 1,500,000 shares that are reserved pursuant to our 2002 Amended and Restated Stock Option Plan and our 2006 Stock Option Plan, respectively, for options that are available for future grant. To the extent that options or warrants are exercised, or the preferred stock holders elect to convert their preferred shares to common shares, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

While we have no present plans to issue any shares of preferred stock other than the Series A Preferred Stock and the Series B Preferred Stock, our Board of Directors has the authority (as previously discussed), without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The above table does not include any future issuance of preferred stock. The issuance of any of such series of preferred stock will cause further dilution to holders of our common stock.

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

ITEM 2.  DESCRIPTION OF PROPERTY

At December 31, 2006 details of our property were as follows:


                                             TOTAL SQUARE
LOCATION                 LEASE EXPIRATION      FOOTAGE     PRIMARY USAGE
San Jose, CA             November 2008          10,700     Corporate headquarters,
                                                           research and development lab
San Jose, CA             Month to month          2,300     Inventory management and distribution
Arnhem, Netherlands      Month to month            250     Field service and sales office
Arnhem, Netherlands      Month to month          1,400     Inventory management and distribution
Brisbane, Australia      Month to month          1,100     Inventory management and distribution
Shenzhen, China          Month to month          2,100     Inventory management and distribution


We believe our properties are adequate for our current needs and will be sufficient to serve the needs of our operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed under this Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter the year ended December 31, 2006.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is listed on the Over-The-Counter Bulletin Board ("OTCBB"). From April 2, 2004 through June 26, 2006, our shares of common stock were quoted under the symbol "SYII." Effective June 27, 2006, in connection with the name change from "Syscan Imaging, Inc." to "Sysview Technology, Inc.," the Company's shares of common stock are quoted under the symbol "SYVT." The following table sets forth the range of high and low sales prices for the Company's common stock for the periods indicated:

                                               HIGH           LOW
                                             ----------     ---------
             Fiscal 2006:
                 1st Quarter                    $0.80         $0.55
                 2nd Quarter                     1.55          0.65
                 3rd Quarter                     1.49          0.75
                 4th Quarter                     0.85          0.45

             Fiscal 2005:
                 1st Quarter                    $3.25         $1.20
                 2nd Quarter                     1.30          0.53
                 3rd Quarter                     1.15          0.30
                 4th Quarter                     0.98          0.35


Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

RECORD HOLDERS

As of March 30, 2007, there were 21,542,092 shares of common stock issued and outstanding, held by approximately 364 holders of record as indicated on the records of the Company's transfer agent.

DIVIDENDS

COMMON STOCK. The Company has not declared or paid dividends on its common stock to date and intends to retain any earnings for use in the business for the foreseeable future.

PREFERRED STOCK. The holders of our Series A 5% cumulative convertible preferred stock ("Series A Stock") are entitled to receive dividends at a rate of five percent per year. Dividends are payable in cash, by accretion of the Series A Stock stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Series A Stock or to pay for dividends in cash or in shares of common stock, is at the Company's discretion. The Series B Preferred stock does not pay dividends. To date, the Company has not paid any cash dividends on its Series A Stock and has chosen to accrete dividends to the stated value of the Series A Stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information, as of December 31, 2006, concerning shares of common stock authorized for issuance under the Company's existing equity compensation plans.


                                                                                                               NUMBER OF
                                                                                                              SECURITIES
                                                                                                          REMAINING AVAILABLE
                                                                      NUMBER OF       WEIGHTED AVERAGE    FOR FUTURE ISSUANCE
                                                                  SECURITIES TO BE     EXERCISE PRICE         UNDER EQUITY
                                                                     ISSUED UPON       OF OUTSTANDING      COMPENSATION PLANS
                                                                     EXERCISE OF          OPTIONS,             (EXCLUDING
                                                                     OUTSTANDING        WARRANTS AND           SECURITIES
                                                                      OPTIONS,             RIGHTS         REFLECTED IN COLUMN
                                                                    WARRANTS AND                                  (A))
                                                                       RIGHTS                (B)                  (C)
                                                                        (A)
                                                                  ----------------    ----------------    ---------------------
Equity compensation plans approved by security holders                  890,000              $0.92            3,810,000
Equity compensation plans not approved by security holders            4,000,000               0.01                    -
                                                                  ----------------    ----------------    ---------------------
         Total                                                        4,890,000              $0.18            3,810,000
                                                                  ================    ================    =====================


2002 AMENDED AND RESTATED STOCK OPTION PLAN

On June 23, 2006 at our stockholders' annual meeting, our stockholders approved the adoption of the 2002 Amended and Restated Stock Option Plan ("2002 Plan"). Currently the plan is administered by our Board of Directors. The 2002 Plan generally provides for the grant of either qualified or nonqualified stock options to officers, employees, directors and consultants at not less than 85% of the fair market value of our common stock as of the grant date. The 2002 Plan provides that vested options may generally be exercised for three months after termination of employment and for 12 months after termination of employment as a result of death or disability. If the Company liquidates, optionees will be notified at least 30 days prior to the proposed dissolution or liquidation to give optionees time to exercise any vested options. To the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action. However, the plan administrator can, under its sole discretion, may permit exercise of any options prior to their termination, even if such options were not otherwise exercisable. In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2002 Plan provides that each outstanding option will fully vest and become exercisable. The maximum number of options that can be granted under the 2002 Plan is 3,200,000. As of December 31, 2006, options to purchase 2,310,000 common shares were available for future grant.

2006 STOCK OPTION PLAN

On June 23, 2006 at our stockholders' annual meeting, our stockholders approved the adoption of the 2006 Stock Option Plan ("2006 Plan"). Currently the plan is administered by our Board of Directors. The 2006 Plan generally provides for the grant of either qualified or nonqualified stock options to officers, employees, directors and consultants at not less than 85% of the fair market value of our common stock as of the grant date. The 2006 Plan provides that vested options may generally be exercised for three months after termination of employment and for 12 months after termination of employment as a result of death or disability. If the Company liquidates, optionees will be notified at least 30 days prior to the proposed dissolution or liquidation to give optionees time to exercise any vested options. To the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action. However, the plan administrator can, under its sole discretion, may permit exercise of any options prior to their termination, even if such options were not otherwise exercisable. In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2006 Plan provides that each outstanding option will fully vest and become exercisable. The maximum number of options that can be granted under the 2006 Plan is 1,500,000. As of December 31, 2006, options to purchase 1,500,000 common shares were available for future grant.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2006, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act") except as disclosed in previous SEC filings.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no repurchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of the year ended December 31, 2006.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion should be read in conjunction with other sections of this Form 10-KSB including Part 1, "Item 1: Business" and Part II, "Item 7:
Financial Statements." Various sections of management's discussion and analysis ("MD&A") contain statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially due to factors discussed in this report, as well as factors not within our control. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

Our MD&A is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

o OVERVIEW. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding our results of operations as well as anticipating future trends in our operations.

o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities.

o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the year ended December 31, 2006 ("Fiscal 2006") compared to the year ended December 31, 2005 ("Fiscal 2005"). A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2006.

OVERVIEW

We are in the business of designing, developing and delivering imaging technology solutions. We currently have fourteen patents issued in the United States and five patents issued in Taiwan. Additionally, we have five patents currently pending with the United States Patent and Trademark Office, four relate to our high definition ("HD") display technology and one relates to our document/image-capture technology. We focus our research and development toward new deliverable and marketable technologies. We sell our products to customers throughout the world, including the United States, Canada, Europe, South America, Australia and Asia. We intend to leverage our experience, expertise and current technology in the document/image-capture market by expanding our business to the HD display market, which is deemed to be a much larger market.

Our strategy is to expand our document/image-capture product line and technology while leveraging our assets in other areas of the imaging industry. We are actively shipping six groups of image-capture products and have expanded our product offerings to include six new products during Fiscal 2006. During the first three months of Fiscal 2006, we introduced two new products under our Original Equipment Manufacturers' ("OEM") brand names and two new products under the DocketPORT brand name. During the third quarter of Fiscal 2006 we introduced two additional products through two different OEM customers. Our expanded product line is in response to the increased market demand for faster and easier-to-use products as well as increased security to meet the growing need for information protection, including identity and financial transaction protection. In addition to expanding our image-capture product line, we actively pursue the acquisition of technology and companies in the document/image-capture and display industry to complement our business model, improve our competitive positioning and further expand our product offerings.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of long-lived assets and intangible assets, which impacts operating expenses when we impair assets or accelerate their amortization or depreciation.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

REVENUE RECOGNITION

Revenues consist of sales of merchandise, including optical image capturing devices, modules of optical image capturing devices, optical image chips and other optoelectronic products. Revenue is recognized when the product is shipped or delivered and the risks, rewards and title of ownership have transferred to the customer. We recognize some shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are included with selling and marketing expense. Historically, sales returns have not been significant. As such, we do not record a reduction to revenue for estimated product returns in the same period that the related revenue is recorded.

INVENTORY AND WARRANTY RESERVES

We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. As of December 31, 2006, we had no inventory reserve. Currently, we purchase the majority of our finished scanner imaging products from Syscan Lab Limited ("SLL"), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"), the parent company of our majority stockholder. SLL warrants the products it manufactures for us against defects in material and workmanship for a period of 18 months after the completion of manufacture. After such 18 month period, SLL provides product repair services for us at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products. As a result of the product warranty provided by SLL, Sysview does not record a product warranty reserve.

RELATED-PARTY TRANSACTIONS

We have significant related-party transactions and agreements, which we believe have been accounted for at fair value. We utilized our best estimate of the value of these transactions and agreements. Had alternative assumptions been used, the values obtained may have been different.

RELATED-PARTY PURCHASES

The Company purchases the majority of its finished scanner imaging products from SLL as discussed above. Our Chairman and CEO, Darwin Hu, was formerly the CEO of STH. He resigned from STH effective December 2004.

Purchases from SLL totaled $8,620,000 during Fiscal 2006 and $4,915,000 during Fiscal 2005. All purchases from SLL were carried out in the normal course of business. As a result of these purchases, the Company was liable to SLL for $952,000 and $203,000 at December 31, 2006 and 2005, respectively.

RELATED-PARTY LOANS

In the normal course of business, we made interest-free loans to several related parties for the purpose of purchasing capital equipment, including tooling equipment required to manufacture our product. These loans totaled $2,606,000 at December 31, 2006 and 2005. During the fourth quarter of Fiscal 2006, we booked an allowance of $2,606,000 to fully reserve amounts due from related parties as it became apparent to management that such parties may not have the financial resources to repay amounts due. On March 21, 2007, we entered into an agreement with Syscan Technology Holdings, LTD whereby we agreed to forego any further collections efforts, including legal action, in exchange for the cancellation of 2,600,000 shares of our common stock beneficially owned by Syscan Technology Holdings, LTD. In addition, both parties mutually agreed to release and discharge any and all claims that each may have against the other party.

INTANGIBLE AND LONG-LIVED ASSETS

We evaluate our intangible and long-lived assets for impairment annually or more frequently if we believe indicators of impairment exist. Significant management judgment is required during the evaluation, including in the forecasts of future operating results. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. During the fourth quarter of Fiscal 2006, we performed an annual review of our identified intangible assets. Based on this review, we reclassified our intangible assets from non-amortizing to amortizing intangible assets. As a result, we booked $555,000 of intangible asset amortization expense, which is included with research and development expenses, during the fourth quarter of Fiscal 2006. Additionally, we recorded an impairment charge of $838,000 related to our long-term investment during that same period, which was also a result of our annual review of asset impairment. For further discussion, see "Note 3: Related-Party Transactions" and "Note 6:
Business Acquisition and Intangible Assets" in Part II, Item 7 of this Form 10-KSB.

INCOME TAXES

We utilize the liability method of accounting for income taxes. Deferred income tax assets and liabilities are calculated as the difference between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual income taxes may be materially different from our estimates. As a result of our analysis, we concluded that a full valuation allowance against our net deferred tax assets is appropriate at December 31, 2006.

CONTINGENCIES

From time to time, we are involved in disputes, litigation and other legal proceedings. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met:
(i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs. Currently, we have no outstanding legal proceedings or claims, which require a loss contingency.

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

RESULTS OF OPERATIONS

The following table summarizes certain aspects of our results of operations for Fiscal 2006 compared to Fiscal 2005 (IN THOUSANDS):


                                      FISCAL 2006  FISCAL 2005   $ CHANGE    % CHANGE
                                      -----------  -----------  ----------   ---------

Net sales                              $ 12,469     $  7,848    $  4,621        59%

Cost of sales                             8,221        4,989       3,232        65
   As a percentage of sales
                                             66%          64%

  Selling and marketing expense           1,240        1,037         203        20
  General and administrative expense      5,361        2,918       2,443        84
  Research and development expense        3,084          951       2,133       224
  Impairment of long-term asset             838         --            NM        NM

Total other income (expense)              1,079          557          NM        NM
Dividend on 5% convertible preferred
  stock and accretion of preferred         (749)        (546)         NM        NM
  stock redemption value

Net loss available to common              5,948        2,039       3,909       192
  Stockholders

     NM = Not Meaningful

NET SALES

The significant increase in net sales was attributable in large part to our increased product offerings. We introduced our duplex scanners (DocketPORT) near the end of the third quarter of Fiscal 2005, which created a broader base of products. Sales of our duplex scanners were approximately $1,936,000 during Fiscal 2006 as compared to $674,000 for Fiscal 2005. Our largest customer significantly expanded its distribution channels during Fiscal 2006, which resulted in a substantial increase to our revenue during Fiscal 2006 as compared to Fiscal 2005. To a lesser extent, our net sales were positively impacted by our gradual trending towards our Value Added Reseller ("VAR") distribution channels and the growth in the small office home office ("SOHO") markets, which is a result of our efforts to appeal to customers in these sales channels. During both Fiscal 2006 and Fiscal 2005, our average selling price remained stable as a result of the proprietary nature of our products and the minimal impact of direct competition to our products.

Sales to our four largest customers represented 81% and 79% of net sales during Fiscal 2006 and Fiscal 2005, respectively. We expect that our largest customers will continue to account for a substantial portion of our net sales for the foreseeable future. The identities of our largest five (5) customers and their respective contributions to our net sales have varied and will likely continue to vary from period to period.

Although we expect net sales to increase as we continue to expand our business and offer additional products in the document/image-capture market and expand to the HD display market, there can be no assurance that our net sales will increase.

COST OF SALES, INCLUDING GROSS PROFIT

Cost of sales includes all direct product costs and services related to the delivery our products, and to a lesser extent engineering services and software royalties. Cost of sales increased in absolute dollars as a result of the increased net sales during Fiscal 2006 as compared to Fiscal 2005. Cost of sales as a percentage of net sales remained for the most part constant as a result of the stability of our average selling price and related material cost used to manufacture our products. We expect our gross profit percentage to remain for the most part constant for the foreseeable future.

SELLING AND MARKETING EXPENSE

Selling and marketing expense consists primarily of compensation costs, including stock-based compensation, of employees engaged in the sales, marketing and customer account management functions. To a lesser extent, these expenses also include market development and promotional costs provided to our retail distributions channels, tradeshows, website support, warehousing, logistics and certain sales representative fees. The increase during Fiscal 2006 as compared to Fiscal 2005 is primarily attributable to the increased staff and related marketing activities to support our expanding products offerings and the addition of direct sales personnel in Europe and Asia. Overall, we expect selling and marketing expenses to increase as we continue to expand our marketing efforts and the number of products we offer in both image scanning and HD display.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of costs associated with our executive, financial, human resources and information services functions, including stock-based compensation, facilities-related expenses and outside professional services such as legal and accounting. The increase in general and administrative expenses during Fiscal 2006 as compared to Fiscal 2005 was a result of recording a $2,606,000 allowance against amounts due from related parties as it became apparent to management during the fourth quarter of Fiscal 2006 that such parties may not have the financial resources to repay amounts due. See "Note 12: Subsequent Events" in Part II, Item 7 of this Form 10-KSB. Other increases to our general and administrative expenses during Fiscal 2006 as compared to Fiscal 2005 were attributable to increased personnel costs to support our expanding business and related infrastructure and the increased expenses associated with maintaining our public company status. The increase was somewhat offset by the decrease from our stock-based compensation cost (a non-cash charge) as a result of granting stock options to certain executives and key employees at less than fair market value on the grant date during 2005 and adopting SFAS 123(R). See "Note 4: Employee Equity Incentive Plans" in Part II,
Item 7 of this Form 10-KSB. Stock-based compensation cost was $1,015,000 during Fiscal 2006 as compared to $1,407,000 during Fiscal 2005. We anticipate that general and administrative expenses will continue to increase over the long term as our business continues to grow and the costs associated with being a public company continue to increase as a result of our required reporting requirements, including but not limited to expenses incurred to comply with the Sarbanes-Oxley Act of 2002.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of compensation costs, including stock-based compensation, of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production. Research and development expense significantly increased during Fiscal 2006 as compared to Fiscal 2005 as a result of an increase in the number of employees engaged in research and development activities, resulting from both direct hiring and acquisitions. Additionally, during the fourth quarter of Fiscal 2006, we had a one-time amortization of our research and development-related intangible assets that totaled $555,000 during Fiscal 2006. There was no amortization of intangible assets during Fiscal 2005. As of December 31, 2006 all research and development-related intangible assets were fully amortized. The majority of our research and development expenses during Fiscal 2006 were directly attributable to our future products which include HD display. See Part I "Item 1: Business - Future Market Opportunities, Strategies and Products." We anticipate that research and development expense will continue to increase over the long term as we enhance existing products and develop new products as part of our continued efforts to invest in the future.

IMPAIRMENT OF LONG-TERM ASSET

Our long-term investment consists of an equity interest in CMOS Sensor, Inc. ("CMOS"), a California corporation, which is principally engaged in the research and development of infrared sensors and CMOS sensors. During all periods covered in this filing, we owned 16.1% of CMOS and accounted for the investment using the cost method of accounting. As we performed our annual review of long-lived assets, we perceived indicators of the investment's value. As such, during Fiscal 2006 we recorded an impairment charge of $838,000 related to our investment in CMOS. We believe the long-term investment's new cost basis of $160,000 is reflective of the long-term investment's underlying value at December 31, 2006.

TOTAL OTHER INCOME (EXPENSE)

Other income (expense) for Fiscal 2006 and Fiscal 2005 was mainly attributable to the $1,421,000 and $1,112,000, respectively, decrease in the fair value of the liability for derivative contracts associated with our Series A Stock and related warrants and Series B Stock and related warrants. Pursuant to SFAS 133 and EITF 00-19, the decrease in the fair value of the liability for derivative contracts is included as other income in our consolidated statements of operations.

The remaining other income (expense) during Fiscal 2006 was a result of issuing our Series B Stock as follows:

     o Cash paid for issuance costs of $88,000 in connection with our offering; and
     o A non-cash charge of $173,000 representing the fair value of 100,000 warrants issued to the placement agent for the sale of the stock.

The remaining other income (expense) during Fiscal 2005 was a result of issuing our Series A Stock as follows:

     o Cash paid for issuance costs of $237,000 in connection with our offering; and
     o A non-cash charge of $290,000 representing the fair value of 186,500 warrants issued to the placement agent for the sale of the stock.

DIVIDEND ON SERIES A STOCK AND ACCRETION OF PREFERRED STOCK REDEMPTION VALUE

During Fiscal 2006, accretion on our preferred stock, both Series A and Series B, totaled approximately $668,000. During Fiscal 2005, accretion on our Series A Stock was approximately $468,000. The increase in accretion of preferred stock during Fiscal 2006 as compared to Fiscal 2005 was attributable to the sale of our Series B Stock during the third quarter of Fiscal 2006. Series A Stock dividends were $81,000 and $78,000 during Fiscal 2006 and Fiscal 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, our principal sources of liquidity included cash and cash equivalents of $1,333,000 and unused borrowing capacity of $1,487,000 under our bank line of credit. We had no significant cash outlays during Fiscal 2006.

OPERATING ACTIVITIES

Cash used by operating activities during Fiscal 2006 was primarily attributable to our net loss, as adjusted for non-cash items such as stock-based compensation cost associated with issuing stock options, impairment of long-term investment, allowance for doubtful accounts, changes in our derivative instruments and the accretion of our convertible preferred stock. Additional uses of cash included an increase in trade receivables resulting from the significant increase in product sales during the last quarter of Fiscal 2006 and an increase in inventory as we anticipate this growth in sales to continue. Sources of operating cash include an increase in accounts payable, both our trade payables and our trade payables to related parties, as a result of managing our working capital and the normal fluctuation and timing of purchases. As we have had to ramp up inventory purchases to meet the increased demand for our products, our cash was somewhat constrained during Fiscal 2006. During Fiscal 2005, cash used by operations resulted from funding our net loss, adjusted for non-cash items such as stock-based compensation cost associated with issuing stock options, changes in our derivative instruments and convertible preferred stock and changes to trade receivables and inventories. We expect future cash provided
(used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

INVESTING ACTIVITIES

During Fiscal 2006, cash used in investing activities was solely attributable to the purchase of capital equipment and licensed technology used in the research and development process. During Fiscal 2005, the majority of cash used in investing activities was attributable to the purchase of capital equipment. To a lesser extent we used cash during Fiscal 2005 to purchase a company to facilitate our HD display research and development efforts.

FINANCING ACTIVITIES

On August 8, 2006, we sold $1,150,000 of our Series B Stock. Net proceeds of this offering after payment of related commissions, fees and other expenses were approximately $1,062,000. We intend to use the proceeds for sales, marketing, research and development and for working capital and general corporate purposes. During Fiscal 2005, cash provided by financing activities was a result of selling $1,865,000 of our Series A Stock, which was somewhat offset by advances of $341,000 made to related parties during the ordinary course of business and loan activity under our bank line of credit, which was used to help fund working capital requirements, as necessary.

CASH AND WORKING CAPITAL REQUIREMENTS

As previously discussed, we plan to continue increasing our presence in the document/image-capture market and expand our operations into the HD display market, which may require additional capital. Additionally, we may seek to expand our operations through acquisitions of companies in the document/image-capture and HD display industry that we believe could complement our business model, improve our competitive positioning and expand our product offerings.

Considering current cash reserves and other sources of liquidity, including our bank line of credit and the aforementioned funds raised through the sale of our Series B Stock, management believes that the Company will have sufficient sources of financing to continue its normal operations through at least the next twelve months. However, our business expansion plans may require additional capital through either the incurrence of debt or the issuance of equity securities, or a combination thereof, depending on the prevailing market and other conditions. There is no assurance that such additional funds will be available for us to finance our expansion plans. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements as we expand our business operations.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (IN THOUSANDS):


                                                  LESS THAN     ONE - THREE    THREE - FIVE
                                      TOTAL       ONE YEAR        YEARS           YEARS
                                    ---------    ----------    ------------    ------------

Line of credit (1)                  $  1,013     $  1,013      $   --           $   --
Operating lease obligations              512          261         250               1
Consulting agreement (2)                  90           90          --               --
                                    ---------    ----------    ------------    ------------
Total contractual cash obligations   $ 1,615     $ 1,364       $  250           $   1
                                    =========    ==========    ============    ============


(1) We have a line of credit agreement ("LOC Agreement") to borrow up to $2,500,000, bearing interest at the rate of prime (8.25% at December 31, 2006) plus 0.5%, which is secured by all our assets. Interest payments are due monthly and all unpaid interest and principal was originally due in full on October 30, 2006. On December 18, 2006, we extended the loan ("Extended Agreement") with the same terms, for 12 months. The new maturity date is October 30, 2007. Upon certain events of default, the default variable interest rate increases to prime plus 5.5%. We had $1,487,000 available for use at December 31, 2006.

At December 31, 2006, Sysview was not in compliance with all of the Extended Agreement debt covenants. Pursuant to a waiver letter from the lender dated March 28, 2007, the lender agreed to forbear from exercising its rights and remedies with respect to existing defaults under the Extended Agreement from the date of the Extended Agreement through December 31, 2006. Additionally, Sysview has remained out of compliance with the Extended Agreement debt covenants through the date of this filing. Although Sysview is currently working with the lender to extend the waiver, the lender has not agreed to waive any debt covenant violations subsequent to December 31, 2006.

(2) We have an agreement for investor relations services for a term of one year beginning January 1, 2007, payable monthly as follows: (i) $5,000 for January, February and March; (ii) $7,500 for April, May and June; (iii) $8,500 for July, August and September; and (iv) $9,000 for October, November, and December. Additionally, we agreed to pay the consultant 90,000 warrants with an exercise price of $0.65 per share, expiring in three years, with immediate vesting on January 1, 2007, and exercisable at the rate of 7,500 the first day of each month during calendar 2007. The warrants will not be registered under federal or state securities laws.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2006, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(c)(2) of SEC Regulation S-B. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

TRENDS

As of December 31, 2006, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties existed, except as described in "Note 10: Commitments and Contingencies" in Part II, Item 7 of this Form 10-KSB, which are likely to have a material effect on our liquidity.


ITEM 7.  FINANCIAL STATEMENTS

The information required by Item 7 is included herein Appendix A beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B.   OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages, years elected and principal offices and positions of our current directors and executive officers as of March 30, 2007.

NAME                YEAR FIRST    AGE                OFFICE
                    ELECTED AS
                    OFFICER OR
                     DIRECTOR
--------------------------------------------------------------------------------
Darwin Hu              2004       54    Chief Executive Officer and Chairman
William Hawkins        2004       51    Chief Operating Officer, Acting Chief
                                        Financial Officer and Secretary
David Clark            2004       38    Senior VP of Business Development
Lawrence Liang         2004       70    Director

None of the members of the Board of Directors or executive officers of the Company are related to one another. Each year the stockholders elect the members of our Board of Directors. We do not have a standing nominating committee. There were no changes in procedures for nominating Sysview directors during the year ended December 31, 2006.

DARWIN HU became our Chairman, President and Chief Executive Officer on April 2, 2004, in connection with our acquisition of Syscan, Inc. Prior thereto, Mr. Hu was the President and Chief Executive Officer of Syscan, Inc., our wholly-owned subsidiary. Mr. Hu has over 21 years of experience in the high-tech industry and has held various management positions in the areas of color graphic imaging input scanning, display output and imaging communication product development, manufacturing and sales and marketing. Before joining Syscan, Inc. in April 1998, Mr. Hu held senior management positions at Microtek, Xerox, OKI, AVR, DEST, Olivetti and Grundig. Mr. Hu holds a bachelor's degree in Engineering Science from National Cheng-Kung University, Taiwan, and a master's degree in Computer Science and Engineering from California State University, Chico, California.

WILLIAM HAWKINS became our Chief Operating Officer and Secretary on April 2, 2004, in connection with our acquisition of Syscan, Inc. On April 1, 2005 he became our interim Chief Financial Officer, after the departure of our former CFO. Mr. Hawkins has held various management positions at Syscan, Inc., the Company's wholly-owned subsidiary, since 1999, including V.P. of Sales and Marketing, President and General Manager Syscan Imaging Group. Prior thereto, Mr. Hawkins' product focus has been primarily in the imaging systems and computer peripheral markets, including senior positions with General Electric
(UK), Kaman Aerospace, British Aerospace Engineering, Gartner Research and Per Scholas. Mr. Hawkins received a bachelor's degree in physics from the University of Maryland in 1978 and an MBA with a concentration in Management of Technology from Johns Hopkins University.

DAVID CLARK has been our Senior VP of Business Development since July 2004. Mr. Clark has served as a director since July 15, 2004. From June 2001 to July 2004 Mr. Clark actively invested in and consulted to a diverse group of companies and was involved in land development. Mr. Clark was President and CEO of Homebytes.com from November 1998 through May 2001, where he was primarily responsible for raising in excess of $25 million dollars from investors including America Online, FBR Technology Venture Partners, PNC Bank, and Bank of America as well as the acquisition of a key competitor of the company. Prior thereto Mr. Clark was the President of distribution and a director of Take Two Interactive (NASDAQ:TTWO). This position resulted from TTWO's acquisition of Inventory Management Systems, Inc. (I.M.S.I.), which Mr. Clark co-founded and served as President. Prior to co-founding I.M.S.I., Mr. Clark held various management positions with Acclaim Entertainment (NASDAQ:AKLM), and the Imagesoft division of SONY Music (NYSE:SNE). Mr. Clark received a B.S. in Business from the State University of New York at Binghamton in 1990.

LAWRENCE LIANG has been a director since April 2, 2004. Since 1984, Mr. Liang has held various positions including President and Vice President of Genoa Systems Corporation (a graphics company that developed the flicker free and true color technologies in the late 1980s), President of Telecom Marketing (a marketing consultant for telecommunications infrastructure) and President of Cwaves Technology (a wireless LAN/WAN company). Mr. Liang also worked for IBM's Technology Component Division developing semiconductor products and RISC CPU Instruction sets. Mr. Liang spent five years in IBM's Disk Drive division in Silicon Valley where he held various management positions. Mr. Liang holds a master's degree in Applied Mathematics from the City University of New York.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons during the year ended December 31, 2006.

CODE OF ETHICS

Our Board of Directors adopted a Code of Ethics applicable to all our chief executive officers, senior financial officers and members of our Board of Directors, including our principal executive officer and principal financial officer, principal accounting officer or controller, or other persons performing similar functions.

Any amendment of our Code of Ethics or waiver thereof applicable to our principal executive officer, principal financial officer and controller, principal accounting officer, directors or persons performing similar functions will be disclosed on our website within five days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

Our Code of Ethics, which was originally adopted on March 28, 2005, is incorporated by reference at Exhibit 14.1.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our executive officers or directors has had any bankruptcy petition filed by or against any business of which such officer or director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time. None of our executive officers or directors have been convicted in a criminal proceeding or are subject to a pending criminal proceeding, excluding traffic violations or similar misdemeanors, nor have they been a party to any judicial or administrative proceeding during the past five years, except for matters that were dismissed without sanction or settlement, that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

BOARD OF DIRECTORS MEETINGS AND SUBCOMMITTEES

MEETINGS

Our Board of Directors held one meeting during the year ended December 31, 2006. All members, that were members on March 30, 2007 as named above, of our Board of Directors attended (i) our Annual Meeting of Shareholders and (ii) more than 75% of our Board of Directors' meeting held during the year ended December 31, 2006. We had two additional directors at the time we held our Annual Meeting of Shareholders, who are no longer members of our Board of Directors, which did not attend.

AUDIT COMMITTEE AND FINANCIAL EXPERT

Our Board of Directors does not have a separate audit committee. The Board has determined that it does not have a member of its Board that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. However, the Company is considering appointing an independent qualified financial expert as well as an additional independent professional to its Board of Directors in order to strengthen and improve its internal disclosure controls and procedures.

COMPENSATION COMMITTEE

As all our executive officers are currently under employment agreements, we do not have a separate compensation committee. At this point, we do not intend to establish a separate compensation committee as this function will be performed by our full Board of Directors.

NOMINATING COMMITTEE

We do not currently have a separate nominating committee as this function is performed by our full Board of Directors.

SHAREHOLDER COMMUNICATION

We communicate regularly with shareholders through press releases, as well as annual and quarterly reports. Our investor relations department and Corporate Secretary address investor concerns on an on-going basis. We may also address such concerns through our website at WWW.SYSVIEWTECH.COM.

Interested parties, including shareholders and other security holders, may communicate directly with our Board of Directors or with individual directors by writing to the Corporate Secretary at 1772 Technology Drive, San Jose, California 95110 or call 1-408-436-9888 ext. 207.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

For information regarding securities authorized for issuance under Equity Compensation Plans, and the equity compensation plan information table see Part II, "Item 5: Market for Common Equity and Related Stockholder Matters."

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth, for the years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the year ended December 31, 2006: (i)individuals who served as, or acted in the capacity of, our principal executive officer for the year ended December 31, 2006; and (ii) our other most highly compensated executive officers, who together with the principal executive officer are our most highly compensated officers whose salary and bonus exceeded $100,000 with respect to the years ended December 31, 2006 and 2005 and who were employed by us at December 31, 2006.


                                     SUMMARY COMPENSATION TABLE (1)

                                                                      ALL OTHER           TOTAL
                                                       SALARY     COMPENSATION (2)   COMPENSATION ($)
 NAME AND PRINCIPAL  POSITION                 YEAR       ($)             ($)
 --------------------------------------------------------------- -------------------------------------
 Darwin Hu, Chief Executive Officer           2006      200,000         7,292              207,292
   and Chairman
 William Hawkins, Chief Operating Officer,    2006      160,000         6,133              166,133
   Acting Chief Financial Officer and
   Secretary
 David Clark,  Senior VP of Business          2006      150,000           --                150,000
   Development

---------------------
(1) None of the above named executives received any bonus, stock awards, option awards, non-equity compensation, nonqualified deferred compensation earnings or any other type of compensation except as specifically listed above.
(2) Represents the Company's match on the named executives' 401(k) contribution.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock options or stock appreciation rights were granted to any executive officer or director during the year ended December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information regarding stock options at December 31, 2006 by the named executive officers.



                                OUTSTANDING EQUITY AWARDS TABLE (1)

                                                         OPTION AWARDS
                            ---------------------------------------------------------------------
                                 NUMBER OF SECURITIES
                            UNDERLYING UNEXERCISED OPTIONS
                            --------------------------------
NAME AND PRINCIPAL POSITION
                              EXERCISABLE    UNEXERCISABLE    EXERCISE PRICE     EXPIRATION DATE
------------------------------------------------------------ ------------------------------------
Darwin Hu                      1,000,000         500,000          $0.01             4/26/2012
  Chief Executive Officer
  and Chairman
William Hawkins                  666,667         333,333          $0.01             4/26/2012
  Chief Operating Officer,
  Acting Chief Financial
  Officer and  Secretary
David Clark                      533,333         266,667          $0.01             4/26/2012
  Senior VP of Business
  Development

(1) No named executive has any stock awards outstanding at December 31, 2006.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

No long-term incentives were awarded to any executive officer or director during the year ended December 31, 2006.

COMPENSATION OF DIRECTORS

The members of our Board of Directors did not receive any type of compensation from us during the year ended December 31, 2006.

EMPLOYMENT CONTRACTS

In April 2005, we entered into an employment agreement with Mr. Darwin Hu pursuant to which he agreed to serve as our President and Chief Executive Officer. The agreement provides for an initial term of three years, an annual salary to Mr. Hu of $200,000 and an annual bonus to be determined by our Board of Directors. In connection with the agreement, Mr. Hu was issued non-qualified options to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.01 per share. One-third of the options vested immediately upon the execution of the employment agreement, one-third vested on April 3, 2006 and one-third shall vest on April 2, 2007. The agreement also provides for the executive's ability to participate in our health insurance program. In the event that Mr. Hu's employment is terminated other than with good cause, he will receive a payment of the lesser of his then remaining salary due pursuant to the employment agreement or six months of base salary at his then current annual salary. The entire employment agreement with Mr. Hu is incorporated by reference at Exhibit 10.5.

In April 2005, we entered into an employment agreement with Mr. William Hawkins pursuant to which he agreed to serve as our Chief Operating Officer. The agreement provides an initial term of three years, an annual salary to Mr. Hawkins of $160,000 and an annual bonus to be determined by our Board of Directors. In connection with the agreement, Mr. Hawkins was issued non-qualified options to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.01 per share. One-third of the options vested immediately upon the execution of the employment agreement, one-third vested on April 3, 2006 and one-third shall vest on April 2, 2007. The agreement also provides for the executive's ability to participate in our health insurance program. In the event that Mr. Hawkins' employment is terminated other than with good cause, he will receive a payment of the lesser of his then remaining salary due pursuant to the employment agreement or six months of base salary at his then current annual salary. The entire employment agreement with Mr. Hawkins is incorporated by reference at Exhibit 10.6.

In April 2005, we entered into an employment agreement with Mr. David Clark pursuant to which he agreed to serve as our Senior VP of Business Development. The agreement provides for an initial term of three years, an annual salary to Mr. Clark of $150,000 and an annual bonus to be determined by our Board of Directors. In connection with the agreement, Mr. Clark was issued non-qualified options to purchase up to 800,000 shares of our common stock at an exercise price of $0.01 per share. One-third of the options vested immediately upon the execution of the employment agreement, one-third vested on April 3, 2006 and one-third shall vest on April 2, 2007. The agreement also provides for the executive's ability to participate in our health insurance program. In the event that Mr. Clark's employment is terminated other than with good cause, he will receive a payment of the lesser of his then remaining salary due pursuant to the employment agreement or six months of base salary at his then current annual salary. The entire employment agreement with Mr. Clark is incorporated by reference at Exhibit 10.7.

REPORT ON REPRICING OF OPTIONS/SARS

We did not re-price any options during the year ended December 31, 2006. We have not granted any SARs to date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2007, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them. As of March 30, 2007 there were 21,542,092 shares of our common stock outstanding.


                                                           NUMBER OF COMMON
                                                        SHARES BENEFICIALLY     PERCENTAGE OF COMMON
                                                                  OWNED (1)      SHARES BENEFICIALLY
 NAME AND ADDRESS OF BENEFICIAL OWNER                                                          OWNED
 -------------------------------------------------    ----------------------    ---------------------
 Syscan Imaging Limited (2)                                      16,173,514                75.1%
   Unit C, 21st Floor, 9-23 Shell Street
   North Point , Hong Kong
 Directors and Executive Officers:
   c/o Sysview Technolgy, Inc
   1772 Technology Drive
   San Jose, CA  95110
      Darwin Hu (3)                                               1,683,333                 7.2
      William Hawkins(4)                                          1,133,333                 5.0
      David Clark(5)                                                983,333                 4.4
      Lawrence Liang(6)                                              26,666                  *
 All directors and executive officers as a group                  3,826,665                15.1
 (consisting of 4 persons)

-----------------------------------

* Less than one percent.

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

(2) The sole shareholder of Syscan Imaging Limited is Syscan Technology Holdings Limited ("STH"), a publicly-held company whose shares are listed on The Growth Enterprise Market of the Stock Exchange of Hong Kong Limited.

(3) Includes shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 366,667 shares of common stock underlying options that are not exercisable within the next 60 days.

(4) Includes shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 266,667 shares of common stock underlying options that are not exercisable within the next 60 days.

(5) Includes (i) 50,000 shares of common stock and (ii) 983,000 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 266,667 shares of common stock underlying options that are not exercisable within the next 60 days.

(6) Includes shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 53,334 shares of common stock underlying options that are not exercisable within the next 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

We entered into the following transactions during the year ended December 31, 2006 required to be reported under Item 404 of Regulation S-B ("Item 404"):

MANUFACTURING OF OUR PRODUCT

We purchase the majority of our finished scanner imaging products from Syscan Lab Limited ("SLL"), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"), the parent company of our majority stockholder. Our Chairman and CEO, Darwin Hu, was formerly the CEO of STH. He resigned from STH effective December 2004.

Purchases from SLL totaled $8,620,000 for the year ended December 31, 2006 and $4,915,000 during the year ended December 31, 2005. All purchases from SLL were carried out in the normal course of business. We have established a pricing agreement with SLL, which is negotiated semi-annually. We believe the quality of the product as well as the price we pay for the product is far more favorable to us than we could attain from an unrelated manufacturer.

As a result of these purchases, the Company was liable to SLL for $952,000 and $203,000 at December 31, 2006 and 2005, respectively.

RELATED-PARTY LOANS

In the normal course of business, the Company entered into several interest-free loans to related parties for the purpose of purchasing capital equipment, including tooling required for the manufacture of our product, as follows:

               Year Ended December 31, 2006             $        --
               Year Ended December 31, 2005                   341,000
               Prior to December 31, 2004                   2,265,000
                                                        ----------------
               TOTAL DUE AT DECEMBER 31, 2006              $2,606,000
                                                        ================

As of December 31, 2006, such loans were fully reserved. On March 21, 2007, we entered into an agreement with Syscan Technology Holdings, LTD whereby we agreed to forego any further collections efforts, including legal action, in exchange for the cancellation of 2,600,000 shares of our common stock beneficially owned by Syscan Technology Holdings, LTD. In addition, both parties mutually agreed to release and discharge any and all claims that each may have against the other party.

ITEM 13.  EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT                           METHOD OF FILING
---------------     ---------------------------------------------    ---------------------------------------------
           2.1      Share Exchange Agreement                         Incorporated by reference to Exhibit 99.1
                                                                     to Form 8-K dated April 19, 2004
           3.1      Certificate of Incorporation, dated              Incorporated by reference to Exhibit 3.1 on
                    February 15, 2002                                Form 10-KSB dated March 31, 2005
           3.2      Certificate of Amendment to the Company's        Incorporated by reference to Exhibit 3.2 on
                    Certificate of Incorporation dated March         Form 10-KSB dated March 31, 2005
                    19, 2004
           3.3      Certificate of Designation of Preferences,       Incorporated by reference to Exhibit 10.4
                    Rights and Limitations of Series A Stock as      on Form 8-K dated March 21, 2005
                    filed with the Secretary of State of the
                    State of Delaware on March 15, 2005
           3.4      Amended and Restated Bylaws                      Incorporated by reference to Exhibit 3.4 on
                                                                     Form 10-KSB dated March 31, 2005
           3.5      Certificate of Amendment to the Company's        Incorporated by reference to Exhibit 3.5 on
                    Certificate of Incorporation dated June 23,      Form 10-QSB dated August 21, 2006
                    2006
           3.6      Certificate of Designation of Preferences,       Incorporated by reference to Exhibit 10.4
                    Rights and Limitations of Series B Stock as      on Form 8-K dated August 14, 2006
                    filed with the Secretary of State of the
                    State of Delaware on June 10, 2006
          10.1      Form of Series A Convertible Preferred           Incorporated by reference to Exhibit 10.1
                    Stock and Common Stock Warrant Purchase          on Form 8-K dated March 21, 2005
                    Agreement entered into by and between the
                    Company and the purchasers
          10.2      Form of Common Stock Purchase Warrant            Incorporated by reference to Exhibit 10.2
                                                                     on Form 8-K dated March 21, 2005
          10.3      Form of Registration Rights Agreement            Incorporated by reference to Exhibit 10.3
                                                                     on Form 8-K dated March 21, 2005
          10.4      2002 Amended and Restated Stock Option Plan      Incorporated by reference to Exhibit 10.4
                                                                     on Form 10-KSB dated March 31, 2005
          10.5      Employment Agreement entered between the         Incorporated by reference to Exhibit 10.5
                    Company and Darwin Hu on April 26,               on Form 8-K dated May 2, 2005
                    2005
          10.6      Employment Agreement entered between the         Incorporated by reference to Exhibit 10.6
                    Company and William Hawkins on April 26,         on Form 8-K dated May 2, 2005
                    2005
          10.7      Employment Agreement entered between the         Incorporated by reference to Exhibit 10.7
                    Company and David P. Clark on April 26, 2005     on Form 8-K dated May 2, 2005
          10.8      2006 Stock Option                                Incorporated by reference to Exhibit 10.8
                    Plan                                             on Form 10-QSB dated August 21, 2006




EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT                           METHOD OF FILING
---------------     ---------------------------------------------    ---------------------------------------------
          10.9      Form of Series B Convertible Preferred           Incorporated by reference to Exhibit 10.1
                    Stock and Common Stock Warrant Purchase          on Form 8-K dated August 14, 2006
                    Agreement entered into by and between the
                    Company and the purchasers
         10.10      Form of Common Stock Purchase                    Incorporated by reference to Exhibit 10.2
                    Warrant                                          on Form 8-K dated August 14, 2006
         10.11      Form of Registration Rights                      Incorporated by reference to Exhibit 10.3
                    Agreement                                        on Form 8-K dated August 14, 2006
         10.12      Lease Agreement by and between the Company       Filed herewith
                    and Airport II Property Management, LLC
                    dated August 9, 2006
          14.1      Code of Ethics adopted by the Company's          Incorporated by reference to Exhibit 14.1
                    Board of Directors on March 28,                  on Form 10-KSB dated March 31, 2005
                    2005
            21      List of Subsidiaries                             Filed herewith
          31.1      Certification Pursuant to Section 302 of         Filed herewith
                    the Sarbanes-Oxley Act - Darwin Hu
          31.2      Certification Pursuant to Section 302 of         Filed herewith
                    the Sarbanes-Oxley Act - William Hawkins
          32.1      Certifications Pursuant to Section 906 of        Filed herewith
                    the Sarbanes-Oxley Act - Darwin Hu
          32.2      Certifications Pursuant to Section 906 of        Filed herewith
                    the Sarbanes-Oxley Act - William Hawkins


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table is a summary of the fees billed for the audit and other services provided by our independent registered public accounting firm, Clancy and Co., P.L.L.C. ("Clancy"):

                                                           YEAR ENDED
            FEE CATEGORY              YEAR ENDED           DECEMBER 31,
                                   DECEMBER 31, 2006           2005
            -------------------    ------------------    -----------------
            Audit fees                   $67,185             $45,650
            Audit-related fees                --                  --
            Tax fees                       3,200                  --
            All other fees                    --                  --

AUDIT FEES. Consists of fees billed for professional services rendered for the audit and restatement of our consolidated financial statements and review of our interim consolidated financial statements included in quarterly reports and services that are normally provided by Clancy in connection with statutory and regulatory filings or engagements, including Registrations Statements on Form SB-2 and post-effective amendments to previously filed registration statements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit fees." These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, mergers and acquisitions, and international tax planning.

ALL OTHER FEES. No other fees have been billed for products and services billed by our accountants.

POLICY RELATED TO BOARD OF DIRECTORS PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT REGISTERED ACCOUNTING FIRM.

As we do no currently have an audit committee, our Board of Directors has a policy of pre-approving all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 SIGNATURE                       TITLE                                DATE

/S/ DARWIN HU
-------------
Darwin Hu,                  Chief Executive Officer                April 3, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                         TITLE                               DATE

/S/ DARWIN HU               Chairman and Chief Executive Officer   April 3, 2007
----------------------
Darwin Hu,

/S/ WILLIAM HAWKINS         Chief Operating Officer,               April 3, 2007
----------------------      Acting Chief Financial Officer
William Hawkins             and Secretary

/S/DAVID CLARK              Senior VP of Business                  April 3, 2007
----------------------      Development and Director
David Clark

/S/ LAWRENCE LIANG          Director                               April 3, 2007
----------------------
Lawrence Liang

APPENDIX - A




ITEM 7.  FINANCIAL STATEMENTS


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
Financial Statements:


    Report of Independent Registered Public Accounting Firm................. F-2

    Consolidated Balance Sheets as of December 31, 2006 and 2005............ F-3

    Consolidated Statements of Operations for the years ended
            December 31, 2006 and 2005...................................... F-4

    Consolidated Statements of Stockholders' Equity for the years ended
            December 31, 2006 and 2005...................................... F-5

    Consolidated Statements of Cash Flows for the years ended
            December 31, 2006 and 2005.....................................  F-6

    Notes to Consolidated Financial Statements.............................. F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Sysview Technology, Inc.

We have audited the accompanying consolidated balance sheets of Sysview Technology, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sysview Technology, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial net losses in recent years resulting in an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ CLANCY AND CO., P.L.L.C.
----------------------------
Clancy and Co., P.L.L.C.
Scottsdale, Arizona

March 29, 2007


                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                         DECEMBER 31,
                                                                   --------------------
                                                                     2006        2005
                                                                   --------    --------


                                       ASSETS

Current assets:
  Cash and cash equivalents                                       $  1,333    $  1,426
  Trade receivables                                                  1,813       1,285
  Inventories                                                        1,642         751
  Prepaid expenses and other current assets                             73         319
                                                                  --------    --------
       TOTAL CURRENT ASSETS                                          4,861       3,781

Fixed assets, net                                                      108         167
Intangible assets, net                                                --           555
Due from related  parties, net                                        --         2,606
Long-term investment                                                   160         998
                                                                  --------    --------
          TOTAL ASSETS                                            $  5,129    $  8,107
                                                                  ========    ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line and letter of credit                                  $  1,013    $  1,013
 Trade payables to related parties                                     952         203
  Trade payables                                                       198         259
  Other payables and accruals                                          506         185
  Accrued dividends on Series A
   5% cumulative convertible stock
   preferred stock                                                     152          71
                                                                  --------    --------
        TOTAL CURRENT LIABILITIES                                    2,821       1,731

Liability under derivative contracts                                   229         503
                                                                  --------    --------

          TOTAL LIABILITIES                                          3,050       2,234

Commitments and contingencies (Note 10)

Convertible preferred stock, $.001 par value, 2,000 authorized:
  Series A 5% cumulative convertible preferred stock, 16 shares        957         468
    issued and outstanding at December 31, 2006 and December
    31, 2005; liquidation value of $1,565 and $1,615 at
    December 31, 2006 and December 31, 2005, respectively
  Series B convertible preferred stock, 11.5 shares issued and         152        --
     outstanding at December 31, 2006, liquidation value of $1,150

Stockholders' equity:
  Common stock $.001par value, 50,000 authorized,
         24,642 shares issued and 24,142
         outstanding at December 31, 2006                               24          24
         and 24,592 shares issued and 24,092
         outstanding at December 31, 2005
         (500 shares held in escrow)

  Additional paid-in capital                                        29,651      28,138
  Accumulated deficit                                              (28,705)    (22,757)
                                                                  --------    --------
        TOTAL STOCKHOLDERS' EQUITY                                     970       5,405
                                                                  --------    --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  5,129    $  8,107
                                                                  ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                YEAR ENDED DECEMBER 31,
                                                                ----------------------
                                                                   2006        2005
                                                                 --------    --------

NET SALES                                                        $ 12,469    $  7,848

COST OF SALES                                                       8,221       4,989
                                                                 --------    --------

GROSS PROFIT                                                        4,248       2,859

OPERATING EXPENSES:
  Selling and marketing                                             1,240       1,037
  General and administrative                                        5,361       2,918
  Research and development                                          3,084         951
  Impairment of long-term investment                                  838        --
                                                                 --------    --------
TOTAL OPERATING EXPENSES                                           10,523       4,906
                                                                 --------    --------

OPERATING LOSS                                                     (6,275)     (2,047)
                                                                 --------    --------

OTHER INCOME (EXPENSE):
  Change in fair value of derivative instruments                    1,421       1,112
  Fair value of warrants issued                                      (173)       (290)
  Preferred stock issuance costs                                      (88)       (237)
  Interest income                                                      28          24
  Interest expense                                                    (92)        (57)
  Loss on disposal of fixed assets and other                          (17)          5
                                                                 --------    --------
TOTAL OTHER INCOME (EXPENSE)                                        1,079         557

                                                                 --------    --------
Net loss before income taxes                                       (5,196)     (1,490)
Provision for income taxes                                              3           3
                                                                 --------    --------

Net loss                                                           (5,199)     (1,493)
Dividend on Series A and accretion of Series A and Series B
   preferred stock redemption value                                  (749)       (546)
                                                                 --------    --------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                        $ (5,948)   $ (2,039)
                                                                 ========    ========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                    $  (0.25)   $  (0.09)
                                                                 ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED     24,105      23,279
                                                                 ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.




                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                               ADDITIONAL                TOTAL
                                             COMMON STOCK       PAID-IN  ACCUMULATED  STOCKHOLDERS'
                                           SHARES    AMOUNT     CAPITAL    DEFICIT      EQUITY
                                          --------   --------   --------   --------    --------
BALANCES AT DECEMBER 31, 2004              23,110   $     23   $ 25,478   $(20,718)   $  4,783
Issuance of common stock upon
    conversion of preferred stock             257       --          257       --           257
Issuance of common stock for
    services rendered                         225       --          157       --           157
Stock base compensation cost -
    options                                  --         --        1,577       --         1,577
Fair value of warrants issued for
    payment of preferred stock               --         --          290       --           290
    issuance expenses
Common stock issued for acquisition of
    subsidiary, 1,000,000                     500          1        379       --           380
    shares less 500,000 held in escrow
Net loss                                     --         --         --       (2,039)     (2,039)
                                         --------   --------   --------   --------    --------
BALANCES AT DECEMBER 31, 2005              24,092   $     24   $ 28,138   $(22,757)   $  5,405
                                         --------   --------   --------   --------    --------
Issuance of common stock upon
    conversion of preferred stock              50       --           29       --            29
Stock base compensation cost - options       --         --        1,311       --         1,311
Fair value of warrants issued for
    payment of preferred stock               --         --          173       --           173
    issuance expenses
Net loss                                     --         --         --       (5,948)     (5,948)
                                         --------   --------   --------   --------    --------
BALANCES AT DECEMBER 31, 2006              24,142   $     24   $ 29,651   $(28,705)   $    970
                                         ========   ========   ========   ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                                2006       2005
                                                              -------    -------

OPERATING ACTIVITIES
  Net loss                                                    $(5,948)   $(2,039)
  Adjustments to reconcile net loss to
    cash used in operating activities
      Depreciation and amortization                               597         31
      Common stock issued for services                           --          157
      Stock base compensation cost - options                    1,311      1,577
      Change in fair value of derivative instruments           (1,421)    (1,112)
      Accretion of Series A and Series B
            preferred stock redemption value                      668        468
      Preferred stock issuance expenses paid by
            issuance of warrants                                  173        290
      Allowance for doubtful accounts                           2,606       --
      Impairment of long-term investment                          838       --
      Conversion of Series A preferred stock
            dividends for common stock                           --            7
      Loss on disposal of assets                                   17          7
    Changes in operating assets and liabilities:
       Trade receivables                                         (528)      (157)
       Inventories                                               (891)      (255)
       Prepaid expenses and other current assets                  246       (101)
       Trade payables                                             (61)       197
       Trade payables to related parties                          749        203
       Other payables and accruals                                324         65
       Accrued dividends on Series A
            5% cumulative convertible stock                        81         71
                                                              -------    -------
     CASH USED BY OPERATING ACTIVITIES                         (1,239)      (598)
                                                              -------    -------

INVESTING ACTIVITIES
    Cash paid for subsidiary                                     --          (98)
    Capital expenditures                                           (4)      (169)
                                                              -------    -------
     CASH USED BY INVESTING ACTIVITIES                             (4)      (267)
                                                              -------    -------

FINANCING ACTIVITIES
    Proceeds from the issuance of preferred stock               1,150      1,865
    Net repayments under bank lines of credit                    --         (100)
    Advances under bank letters of credit                        --          180
    Advances to related parties                                  --         (341)
                                                              -------    -------
     CASH PROVIDED BY FINANCING ACTIVITIES                      1,150      1,604
                                                              -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (93)       739

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  1,426        687
                                                              -------    -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 1,333    $ 1,426

                                                              =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest                                                  $    92    $    57

                                                              =======    =======
    Income taxes                                              $     3    $     3
                                                              =======    =======

  NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of Series A Preferred Stock for Common Stock   $    30    $   257
                                                              =======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sysview Technology. Inc. ("Sysview" or "Company") develops, designs and delivers various imaging technology solutions to all types and sizes of enterprises including governmental agencies, large corporations, small corporations, small office-home offices ("SOHO"), professional practices as well as consumers (referred to herein collectively as "Enterprises"). Sysview is a market-leader in providing USB-powered scanning solutions to a wide variety of industries and market applications. The Company's patented and proprietary page-imaging devices facilitate the way information is stored, shared and managed in both business and personal use. In addition, Sysview is involved in the research and development of certain technologies related to the field of high definition ("HD") display.

Syscan, Inc., the Company's wholly-owned subsidiary, was incorporated in California in 1995 to develop and manufacture a new generation of contact image sensors ("CIS") that are complementary metal-oxide-silicon ("CMOS") imaging sensor devices. During the late 1990s, the Company established many technical milestones and was granted numerous patents for its linear imaging technology. The Company's patented CIS and mobile imaging scanner technology provides high quality images at extremely low power consumption levels allowing delivery of compact scanners in a form ideally suited for laptop or desktop computer users who need a small light weight device to scan or fax documents.

The Company's business model was developed around intellectual property ("IP") driven products sold primarily to original equipment manufacturers ("OEM"), private label brands and value added resellers ("VAR") and can be found in a variety of applications, including but not limited, to the following:

     o    Document and information management;
     o    Identification card scanners;
     o    Passport security scanners;
     o    Bank note and check verification;
     o    Business card readers;
     o    Barcode scanning; and
     o    Optical mark readers used in lottery terminals.

BASIS OF FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Sysview and its subsidiaries. All significant intercompany transactions and balances have been eliminated. United States (U.S.) dollar is the functional currency for the Company therefore no translation adjustment recorded through accumulated other comprehensive income (loss). Monetary accounts denominated in non-U.S. currencies, such as cash or payables to vendors, have been re-measured to the U.S. dollar. Gains and losses resulting from foreign currency transactions are included in the results of operations. Certain accounts have been reclassified to conform to the current period presentation. Such reclassifications did not affect total net sales, operating loss or net loss available to common stockholders.

LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, during the years ended December 31, 2006 and 2005, the Company incurred net losses of $5,948,000 and $2,039,000, respectively, of which approximately $4,789,000 and $1,425,000, respectively, is attributed to non-cash items. In addition, cash flows used in operations were $1,239,000 and $598,000, respectively, and at December 31, 2006, the Company was not in compliance with all of its Extended Agreement debt covenants. See Notes 10 and 12. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Management believes the Company's ability to continue as a going concern is mitigated because the Company's current sources of liquidity as of February 28, 2007, which include approximately $1,500,000 in cash and cash equivalents, and a $987,000 line of credit available for use under its current line of credit facility, are sufficient to satisfy its cash requirements over the next twelve months. Management also believes that it has the ability to borrow additional funds from third parties such as financial institutions or will be successful in a debt or equity financing that will be sufficient to fund its operations for the next twelve months. Additionally, management will be reviewing all aspects of its business and making adjustments as needed to those considered unprofitable. Therefore, for at least the next twelve months, the Company can continue to operate as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid investments. Highly liquid investments include debt securities with remaining maturities of three months or less when acquired. They are stated at cost, which approximates market value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, trade receivables and payables, prepaid expenses and other current assets, amounts due to and from related parties, and other payables and accruals approximates fair value due to the short period of time to maturity.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents. The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of December 31, 2006, the Company had consolidated balances of approximately $932,000, which were not guaranteed by FDIC. The Company has not experienced any losses in such accounts and believes the exposure is minimal.

Major Customers and Trade Receivables. A relatively small number of customers account for a significant percentage of the Company's sales. The percentage of sales derived from significant customers is as follows:

                                         YEAR ENDED DECEMBER 31,
                                       ----------------------------
                                          2006            2005
                                       -----------    -------------
                    Customer A              42%            33%
                    Customer B              14             18
                    Customer C              13             16
                    Customer D              12             12

                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Trade receivables from these customers totaled $1,652,000 at December 31, 2006. As of December 31, 2006 all the Company's trade receivables were unsecured. The risk with respect to trade receivables is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

CONCENTRATION OF SUPPLIER RISK

The Company purchases substantially all its finished scanner imaging products from one vendor that is also a wholly-owned subsidiary of the parent company of our majority stockholder. See Note 3. If this vendor became unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.

INVENTORIES

 Inventories consist of finished goods, which are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Provision is made for obsolete, slow-moving or defective items where appropriate. The amount of any provision (reversal) is recognized as a component of cost of sales in the period the provision (reversal) occurs. There was no provision recorded at December 31, 2006 or 2005.

FIXED ASSETS

Fixed assets, stated at cost, are depreciated over the estimated useful lives of the assets using the straight-line method over periods ranging from three to seven years. Significant improvements and betterments are capitalized. Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the statement of operations based on the net disposal proceeds less the carrying amount of the assets.

INTANGIBLE ASSETS

Acquisition-related intangibles include 1.) intellectual property, which has reached technological feasibility, to be integrated into the Company's future products and 2.) technological expertise required to complete the integration. Intangible assets are amortized on a straight-line basis over the periods of benefit. The Company performs an annual review of its identified intangible assets to determine if facts and circumstances exist which indicate that the assets' useful life is shorter than originally estimated or that the assets' carrying amount may not be recoverable. If such facts and circumstances do exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

LONG-TERM INVESTMENTS

Long-term investments are carried at cost less provision for any impairment in value. Income from long-term investments is accounted for to the extent of dividends received or receivable. Upon disposal of investments, any profit and loss thereon is accounted for in the statement of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"), if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the assets' carrying value to the assets' present value of the expected future cash flows. As such, the Company recognized $838,000 of impairment losses during the year ended December 31, 2006. The underlying asset is used in the Company's operations. Therefore, the impairment loss is included with operating expenses on the Company's statement of operations. See Note 7.

                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


PREFERRED STOCK ACCOUNTING TREATMENT

Pursuant to SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133") and the Emerging Issues Task Force ("EITF") EITF 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS, ("EITF 00-19"), the Company's Series A 5% cumulative convertible preferred stock ("Series A Stock") and related warrants and the Series B Convertible Preferred Stock ("Series B Stock") and related warrants are deemed derivative instruments as a result of the embedded conversion feature. Accordingly, the fair value of these derivative instruments has been recorded in the Company's consolidated balance sheet as a liability with the corresponding amount as a discount to the Series A Stock and Series B Stock, respectively. The discounts are being accreted, on a straight-line basis, from the respective issuance date through the respective redemption date adjusted for conversions. Accretion of the preferred stock redemption value, for both Series A and Series B, for the years ended December 31, 2006 and 2005 totaled approximately $668,000 and $468,000, respectively, and is disclosed as a non-operating expense on the Company's consolidated statements of operations. The total decrease in the fair value of the liability for derivative contracts, for both Series A and Series B, totaled approximately $1,421,000 and $1,112,000 for the years ended December 31, 2006 and 2005, respectively, with the offsetting adjustment disclosed as non-operating income on the Company's consolidated statements of operations.

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

The assumptions used in the Black-Scholes valuation model to estimate fair value of each derivative instrument and the resulting weighted average estimated value of the Series A Stock derivative liability and the Series B Stock derivative liability as of December 31, 2006 and 2005 are as follows:

                                                             DECEMBER 31,
                                                     ---------------------------
                                                         2006             2005
                                                     -------------    ----------
     Weighted average estimated values per share        $0.13            $0.43
     Expected life in years                              3.0              3.0
     Expected volatility                                37.95%           99.77%
     Expected dividend yield                              0%               0%
     Risk free interest rate                            5.17%              4%



REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS ALLOWANCES

Revenues. Revenues consist of product sales including the sale of optical image capturing devices, modules of optical image capturing devices, and chips and other optoelectronic products. Revenue is recognized when the product is shipped and the risks and rewards of ownership have transferred to the customer. Shipping charges billed to customers are included in net sales and the related shipping costs are included in cost of sales. All internal handling charges are included with selling and marketing expenses.

Allowance for doubtful accounts and return allowances. The Company presents trade receivables, net of allowances for doubtful accounts and returns, to ensure trade receivable are not overstated due to uncollectibility. Allowances, when required, are calculated based on detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There was no allowance for doubtful accounts at December 31, 2006 or 2005 as management believes all of its trade receivables are collectible.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred.

ADVERTISING COSTS

Advertising costs are expensed as incurred and were immaterial for both periods presented.

                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



EMPLOYEE EQUITY INCENTIVE PROGRAMS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123-R, SHARE-BASED PAYMENT ("SFAS 123(R)"). SFAS 123(R) REPLACES SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, AND SUPERSEDES THE ACCOUNTING PRINCIPLES BOARD ("APB") APB OPINION 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). SFAS 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense. Effective January 1, 2006, Sysview adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation expense recognized for the year December 31, 2006, includes the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and APB 25), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Results for periods prior to January 1, 2006, have not been restated. See Note 4.

INCOME TAXES

The Company accounts for income taxes under the liability method of accounting for income taxes in accordance with the provisions of SFAS 109, ACCOUNTING FOR INCOME TAXES, ("SFAS 109"). Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. As the Company incurred net losses for the years ended December 31, 2006 and 2005, common stock equivalents were excluded from diluted net loss per share as their effect would be anti-dilutive. As a result, for all periods presented, the Company's basic and diluted net loss per share is the same.

RECENT ACCOUNTING PRONOUNCEMENTS

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

                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


In February 2006, the FASB issued SFAS 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT OF FASB STATEMENTS 133 AND 140, ("SFAS 155"). SFAS will be effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is currently evaluating the potential impact this standard may have on its consolidated financial position, cash flows and results of operations, but does not believe the impact of the adoption will be material.

In June 2006, the FASB issued Interpretation 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES -- AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position will more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not expect there to be any significant impact of adopting FIN 48 on its consolidated financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS 157, FAIR VALUE MEASUREMENTS ("SFAS 157"), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Company January 1, 2008. The Company is currently evaluating the potential impact this standard may have on its consolidated financial position, cash flows and results of operations, but does not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years' financial statements. The Company applied the provisions of SAB 108 to its annual financial statements for the year ending December 31, 2006 included herein. The adoption had no impact to the Company's consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including the EITF), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal year 2006, the Company's management continued to monitor and evaluate the collectibility and potential impairment of its assets, in particular, intangible assets, amounts due from related parties and long-term investments. In connection therewith, the following adjustments were recorded in the fourth quarter:

INTANGIBLE ASSETS

During the fourth quarter of fiscal year 2006, the Company performed an annual review of its identified intangible assets. Based on this review, Sysview management reclassified its intangible assets from non-amortizing to amortizing intangible assets. As a result, Sysview booked $555,000 of intangible asset amortization expense, which is included with research and development expenses, during the fourth quarter of fiscal year 2006. See Note 6.

DUE FROM RELATED PARTIES

The Company booked an allowance of $2,606,000 to fully reserve amounts due from related parties as it became apparent to management that such parties may not have the financial resources to repay amounts due. The Company does not plan to continue its collection efforts. See Note 12.

                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS





LONG-TERM INVESTMENT

During the fourth quarter, the Company recorded an impairment charge of $838,000 related to its long-term investment. See Note 7.

It is management's opinion that these adjustments are properly recorded in the fourth quarter of fiscal year 2006 based upon the facts and circumstances that became available during that period.

NOTE 3 - RELATED-PARTY TRANSACTIONS

RELATED-PARTY PURCHASES

The Company purchases the majority of its finished scanner imaging products from Syscan Lab Limited ("SLL"), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"), the parent company of Sysview' majority stockholder. See Note 1. The Company's Chairman and CEO, Darwin Hu, was formerly the CEO of STH. He resigned from STH effective December 2004.

Purchases from SLL totaled $8,620,000 and $4,915,000 for the years ended December 31, 2006 and 2005, respectively. All purchases from SLL were carried out in the normal course of business. As a result of these purchases, the Company was liable to SLL for $952,000 and $203,000 at December 31, 2006 and 2005, respectively.

RELATED-PARTY LOANS

In the normal course of business, the Company made interest-free loans to several related parties for the purpose of purchasing capital equipment, including tooling equipment required to manufacture the Company's product. These loans totaled $2,606,000 at December 31, 2006 and 2005. As discussed in Note 2, these loans were fully reserved during the fourth quarter of fiscal year 2006. See Note 12.

NOTE 4 - EMPLOYEE EQUITY INCENTIVE PLANS

STOCK-BASED COMPENSATION

Prior to January 1, 2006, Sysview accounted for its stock-based employee compensation plans following the recognition and measurement principles of APB 25 and related interpretations. Accordingly, compensation expense, equal to the difference between the total exercise price and the total fair market value - for awards granted at an exercise price less than fair market value of the underlying common stock on the grant date - was amortized over the vesting period and included in the Consolidated Statement of Operations. Effective January 1, 2006, Syscan adopted the fair value recognition provisions of SFAS 123(R). See Note 1.

The following table sets forth the total stock-based compensation expense included in the consolidated statements of operations (IN THOUSANDS):

                                               YEAR ENDED DECEMBER 31,
                                              ---------------------------
                                                 2006            2005
                                              ------------    -----------
               Selling and marketing          $    51         $    85
               General and administrative       1,015           1,407
               Research and development           245              85

At December 31, 2006, the Company had approximately $863,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 16 months.

                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



STOCK OPTIONS

The Company issues options under two different stock option plans (both approved by shareholders) as well as through employment agreements with key employees, executives and consultants (approved by the board of directors on a case-by-case basis). The following table sets forth, by the respective option plan, certain aspects of the Company's stock options as of December 31, 2006:


                               OPTION APPROVAL METHOD           OPTIONS OUTSTANDING AND OPTIONS AVAILABLE
                            --------------------------------    -----------------------------------------
                                         BOARD OF                           AVAILABLE
                             BOARD OF  DIRECTORS AND                        FOR FUTURE
DESCRIPTION                 DIRECTORS  SHAREHOLDERS   TOTAL     OUTSTANDING    GRANT     TOTAL
-----------                 ---------  ------------   -----     -----------    -----     -----
2002 Amended and Restated        --     3,200,000   3,200,000     890,000   2,310,000   3,200,000
Stock Option Plan

Key Personnel Option        4,000,000        --     4,000,000   4,000,000        --     4,000,000
Grants
2006 Stock Option Plan                   1,500,00   1,500,000        --     1,500,000   1,500,000
                            ---------   ---------   ---------   ---------   ---------   ---------
Total                       4,000,000   4,700,000   8,700,000   4,890,000   3,810,000   8,700,000
                            =========   =========   =========   =========   =========   =========


The following table summarizes stock option activity and related information as of and for the year ended December 31, 2006:


                                                          WEIGHTED-AVERAGE
                                                              EXERCISE
                                              OPTIONS          PRICE
                                             -----------    -------------

   Outstanding at December 31, 2005           3,760,000          $0.01
       Granted                                1,190,000           0.69
       Exercised                                      -               -
       Cancelled                                 60,000           1.17
                                             -----------    -------------
   Outstanding at December 31, 2006           4,890,000          $0.18
                                             ===========    =============

The following table summarizes all options outstanding and exercisable by price range as of December 31, 2006:


                                           OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                           ----------------------------------------------------    --------------------------------

                                              WEIGHTED-AVERAGE
         RANGE OF                                 REMAINING        WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
      EXERCISE PRICES          NUMBER            CONTRACTUAL         EXERCISE          NUMBER           EXERCISE
                            OUTSTANDING         LIFE (YEARS)          PRICE          EXERCISABLE         PRICE
     ------------------    ---------------    ----------------    -------------    ---------------    -------------

           $0.01              4,000,000            5.32              $0.01            2,666,666          $0.01
       $0.65 - $1.01            890,000            9.38              $0.92               57,500          $0.65


                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - FIXED ASSETS

Fixed assets are summarized as follows (IN THOUSANDS):


                                              DECEMBER 31,
                                      ------------------------------
                                           2006             2005
                                      ------------    --------------
Computer and office equipment             $  37              $62
Furniture and fixtures                        3                3
Tooling and product design                  127              137
                                      ------------    --------------
                                            167              202
Less: accumulated depreciation              (59)             (35)
                                      ------------    --------------
                                           $108             $167
                                      ============    ==============

Total fixed asset depreciation expense totaled $42,000 and $31,000 for the years ended December 31, 2006 and 2005, respectively

NOTE 6 - BUSINESS ACQUISITION AND INTANGIBLE ASSETS

The Company's intangible assets were recorded primarily as a result of the acquisition of Nanodisplay, Inc ("Nano") in November 2005. Nano was purchased to facilitate the Company's anticipated entry into the display market as Nano was a leading designer of liquid crystal on silicon ("LCOS") HDTV technology and maintained a workforce with the technical expertise required to integrate Nano's technology into the Company's technology.

The aggregate purchase price was $478,000 including $98,000 of cash and 1,000,000 shares of common stock (500,000 shares were not valued at the acquisition date because they were, and still are as of December 31, 2006, held in escrow until certain milestones and conditions are met) valued at $380,000, calculated using the average market price of the Company's common shares for one week before and one week after the terms of the agreement were finalized. Nano's financial information is incorporated into the consolidation of the Company effective November 17, 2005, the effective date of the merger.

The following represents the PRELIMINARY allocation of the purchase price at December 31, 2005 (IN THOUSANDS):

      Fixed assets                                $     5
      Goodwill                                        542
                                                 ---------
      Total assets acquired                           547
      Accounts payable and accrued liabilities        (69)
                                                 ---------
      Fair value of net assets acquired             $ 478
                                                 =========


As previously discussed in Note 2, management performed an annual review of its identified intangible assets during the fourth quarter of fiscal year 2006. In connection with this review, Sysview management completed its final analysis, which included re-assessing its preliminary allocation of the Nano purchase price, and determining that the purchase price was more accurately allocated to developed technology and technological expertise required to integrate the developed technology into the Company's technology. Therefore, the Company finalized the purchase price allocation at December 31, 2006 as follows (IN THOUSANDS):

                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Fixed assets                                                        $     5
Developed technology (estimated useful life of one year)                463
Technical  integration  expertise  (estimated  useful  life of one       79
year)
                                                                   ----------
Total assets acquired                                                   547
Accounts payable and accrued liabilities                                (69)
                                                                   ----------
Fair value of net assets acquired                                     $ 478
                                                                   ==========

Amortization of intangible assets, included in research and development expenses, totaled $555,000 for the year ended December 31, 2006. There was no amortization of intangible assets for the year ended December 31, 2005.

After management's review and reallocation of intangible assets performed in the fourth quarter of fiscal year 2006, the following summarizes the components of intangible assets (IN THOUSANDS):


                                        AS OF DECEMBER 31, 2006                   AS OF DECEMBER 31, 2005
                                  ------------------------------------    -----------------------------------------
                                               Accumulated                              Accumulated
                                  Gross       Amortization       Net       Gross        Amortization          Net         Life
                                  --------    ---------------    -----    ---------    ---------------    ---------   ---------
Developed technology                  $463           $(463)      $ -          $463           $ -              $463    1 Year
Technical integration expertise         79             (79)        -            79             -                79    1 Year
Other                                   13             (13)        -            13             -                13    1 Year
                                  --------    ---------------    -----    ---------    ---------------    ---------
Total                                 $555           $(555)      $ -          $555           $ -              $555
                                  ========    ===============    =====    =========    ===============    =========



PRO FORMA INFORMATION (UNAUDITED)

Nano's actual results of operations are included in the consolidated financial statements from the date of acquisition. The Company's unaudited pro forma statement of operations data set forth below (IN THOUSANDS, EXCEPT PER SHARE
DATA) gives effect to this acquisition using the purchase method as if Nano was purchased on January 1, 2005. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the financial position or result of operations that would have been realized had the acquisition occurred on January 1, 2005.
                                            2006               2005
                                       ---------------- ------------------
Net sales                                 $  12,469         $  7,848
Net loss                                     (4,991)          (3,349)
Basic and diluted net loss per share     $    (0.21)        $  (0.14)


NOTE 7 - LONG-TERM INVESTMENT

Long-term investment consists of an equity interest in CMOS Sensor, Inc. ("CMOS"), a California corporation, which is principally engaged in the research and development of infrared sensors and CMOS sensors. During all periods presented, the Company owned 16.1% of CMOS and accounted for the investment using the cost method of accounting. As previously discussed in Note 2, the Company recorded an impairment charge of $838,000 related to its investment in CMOS. The Company's management and directors are of the opinion that the long-term investment's new cost basis of $160,000 is reflective of the long-term investment's underlying value at December 31, 2006.

NOTE 8 - EQUITY

COMMON STOCK ACTIVITY

During the year ended December 31, 2006 the Company issued 50,000 shares of common stock for the conversion of 500 shares of Series A Stock as discussed below.

                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




PREFERRED STOCK ACTIVITY

SERIES A 5% CUMULATIVE CONVERTIBLE PREFERRED STOCK INITIAL ISSUANCE AND ACTIVITY

On March 15, 2005, the Company completed a private placement with a group of accredited investors for the sale of 18,650 shares of the Company's 5% Series A Stock along with warrants, expiring five years from the date of issuance, to purchase additional shares of the Company's common stock. The Series A Stock has no voting rights.

The Series A Stock was priced at $100 per share and the Company received proceeds of $1,865,000 less offering costs and expenses. Starboard Capital Markets, LLC, a NASD member firm, acted as placement agent in the sale for which it received $186,500 in commissions and 186,500 warrants to purchase shares of the Company's common stock at an exercise price equal to $1.00 per share. The fair value of these warrants totaled $290,000 and such amount was charged to other income (expense) and credited to additional paid-in capital during 2005. The Company also incurred cash expenses totaling $50,000.

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

At the time of issuance, total common stock issuable upon conversions of the underlying Series A Stock and related warrants follows:

Series A Stock  (1)                                                  1,865,000
Maximum accrued dividends on the shares of Series A Stock  (1)         279,750
Warrants issued to purchasers in private placement (2)                 932,500
Warrants issued to placement agent in the private placement (1)        186,500
                                                                    -----------
                                                                     3,263,750
                                                                    ===========

     (1) Convertible at $1.00 per share, subject to anti-dilution provisions.
     (2) Convertible at $2.00 per share, subject to anti-dilution provisions.

During the year ended December 31, 2006, $50,000 of Series A Stock (500 shares) were converted into 50,000 shares of common stock.

SERIES A STOCK DIVIDENDS

The Company's Series A Stock accrues cumulative dividends at a rate of five percent per annum, payable semiannually on July 1 and January 1. Dividends are payable in cash, by accretion of the stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Series A Stock or to pay for dividends in cash or in shares of common stock, is at the Company's discretion. To date, the Company has not paid any cash dividends. During the years ended December 31, 2006 and 2005, Series A Stock dividends were approximately $81,000 and $78,000, respectively, and recorded as a non-operating expense on the Company's statement of operations.

                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



SERIES B CONVERTIBLE PREFERRED STOCK

On August 8, 2006, the Company completed a private placement with a group of accredited investors for the sale of 11,500 shares of the Company's Series B Stock along with warrants, expiring three years from the date of issuance, to purchase additional shares of the Company's stock. Pursuant to a registration rights agreement (as discussed below), the Company filed a Form SB-2 on October 11, 2006, with the Securities and Exchange Commission ("SEC"), to register the shares of common stock issuable upon conversion of the Series B Stock and upon exercise of the warrants. The SEC declared the SB-2 effective on January 18, 2007.

At the time of issuance, total common stock issuable upon conversions of underlying Series B Stock and related warrants follows:

Series B Stock  (1)                                                 1,150,000
Warrants issued to purchasers in private placement (2)                575,000
Warrants issued to placement agent in the private placement (2)       100,000
                                                                 -------------
                                                                    1,825,000
                                                                 =============

     (1) Convertible at $1.00 per share, subject to anti-dilution provisions.
     (2) Convertible at $1.50 per share, subject to anti-dilution provisions.

The Series B Stock was priced at $100 per share and the Company received proceeds of $1,150,000 less offering costs and expenses. Starboard Capital Markets, LLC, a NASD member firm, acted as placement agent in the sale for which it received $80,000 in commissions and 100,000 warrants to purchase shares of the Company's common stock at an exercise price equal to $1.50 per share. The fair value of these warrants totaled $26,000 and such amount was charged to other income (expense) and credited to additional paid-in capital during the year ended December 31, 2006.

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

RIGHT TO COMPEL CONVERSION. If, on any date after August 7, 2007, (A) the closing market price for a share of the Company's common stock for ten consecutive trading days equals at least $4.00 (subject to adjustment for certain events), and (B) the average reported daily trading volume during such ten-day period equals or exceeds 100,000 shares, then the Company shall have the right, at its option, to convert, all, but not less than all, of the outstanding shares of the Series B Stock at the Conversion Price; provided that the Registration Statement shall be effective at all times during such 10-day period and during the 30-day notice period to the Investors.

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

                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



None of the individual holders of the Series B warrants are entitled to exercise any warrant held by them, if the exercise causes the holder to beneficially own in excess of 4.999% of the outstanding shares of the Company's common stock on the date of issuance of such shares.

REGISTRATION RIGHTS. Pursuant to the terms of a Registration Rights Agreement between the investors and the Company, the Company was obligated to file a registration statement on Form SB-2 (which was filed on October 11, 2006) registering the resale of shares of the Company's common stock issuable upon conversion of the Series B Stock and exercise of the related warrants. The Company was required to file the registration statement within 60 days following August 8, 2006 and to have the registration statement declared effective by December 6, 2006, which is 120 days following August 8, 2006. If the registration statement was not timely filed, or declared effective within the timeframe described, or if the registration is suspended other than as permitted, in the Registration Rights Agreement, the Company will be obligated to pay each Investor a fee equal to one percent of such investor's purchase price of the Series B Stock for each 30 day period thereafter (pro rated for partial periods), that such registration conditions are not satisfied, up to a maximum of 12 months. Because the SEC did not declare the SB-2 effective until January 18, 2007, the Company accrued $10,000, included in general and administrative expense, for damages during the year ended December 31, 2006.

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

NOTE 9 - INCOME TAX

Provision for income taxes for all periods presented represents the minimum franchise tax due, $800 per annum, in the State of California for each California entity of the consolidated entity and prior years franchise taxes paid in current periods. No provision for Hong Kong Profits Tax has been made for the periods presented as the Company and its subsidiaries operating in Hong Kong have no assessable profits during the years being reported.

The Company believes sufficient uncertainty exists regarding the realization of net operating loss carryforwards and other timing differences for the periods presented. Accordingly, a valuation allowance has been provided for the entire amount related thereto. The valuation allowance increased by approximately $1,029,000 and $596,000 during the years ended December 31, 2006 and 2005, respectively.

                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



As of December 31, 2006, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $22,200,000 and $19,700,000 which expire principally through 2026 and 2011, respectively. State net operating loss carryforwards are based on federal net operating losses, which are limited to certain percentages and carryover periods based on the year incurred. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

The following table reconciles the statutory rates to the Company's effective rate:
                                                  2006               2005
                                              -------------      ------------
U.S. and California statutory rate (%)          (43.0)              (43.0)
Change in valuation allowance                    43.0                43.0
                                              -------------      ------------
                                                   -                   -
                                              =============      ============

The net deferred income tax asset consisted of the following:

                                                      2006             2005
                                                   ------------    ------------
Deferred tax assets
   Federal net operating loss carryforwards        $  7,791,000    $  6,975,000
   State net operating loss carryforwards             1,746,000       1,540,000
   Capitalized R&D Expenses                             932,000         932,000
   Tax credit carryforwards                             708,000         708,000
                                                   ------------    ------------
                                                     11,177,000      10,155,000
Less valuation allowance                             11,177,000      10,148,000
                                                   ------------    ------------
                                                           --             7,000
Deferred tax liability
   Excess tax over book depreciation                       --            (7,000)
                                                   ------------    ------------

Net deferred income tax asset                      $       --      $       --
                                                   ============    ============

NOTE 10 - COMMITMENTS AND CONTINGENCIES


OPERATING LEASES

The Company is committed under various non-cancelable operating leases which extend through November 2011. As of December 31, 2006, future minimum rental commitments are as follows (IN THOUSANDS):


                                                            FUTURE
                                      YEAR ENDING        MINIMUM LEASE
                                      DECEMBER 31,          PAYMENTS
                                    -----------------    ---------------
                                          2007                $ 261
                                          2008                  248
                                          2009                    1
                                          2010                    1
                                          2011                    1
                                                         ---------------
                                         Total                 $512
                                                         ===============

BANK LINE OF CREDIT

The Company has a line of credit agreement ("LOC Agreement") to borrow up to $2,500,000, bearing interest at the rate of prime (8.25% at December 31, 2006) plus 0.5% and secured by all of the assets of the Company. Interest payments are due monthly and all unpaid interest and principal was originally due in full on October 30, 2006. On December 18, 2006, Sysview extended the loan ("Extended Agreement"), with the same terms, for 12 months. The new maturity date is October 30, 2007. Upon certain events of default, the default variable interest rate increases to prime plus 5.5%. The Company had $1,487,000 available for use at December 31, 2006.

                    SYSVIEW TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



At December 31, 2006, Sysview was not in compliance with all of the Extended Agreement debt covenants. Pursuant to a waiver letter from the lender dated March 28, 2007, the lender agreed to forbear from exercising its rights and remedies with respect to existing defaults under the Extended Agreement from the date of the Extended Agreement through December 31, 2006. See Notes 1 and 12.

EMPLOYMENT AGREEMENTS

The Company maintains employment agreements with its executive officers which extend through 2008. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of December 31, 2006 termination payments totaling $490,000 remain in effect.

CONSULTING AGREEMENT

The Company entered into an Investor Relations Consulting Agreement dated December 5, 2006, for a term of one year beginning January 1, 2007, payable monthly as follows: (i) $5,000 for January, February and March; (ii) $7,500 for April, May and June; (iii) $8,500 for July, August and September; and (iv) $9,000 for October, November, and December. Additionally, the Company agreed to pay the consultant 90,000 warrants with an exercise price of $0.65 per share, expiring in three years, with immediate vesting on January 1, 2007, and exercisable at the rate of 7,500 the first day of each month during calendar 2007. The warrants will not be registered under federal or state securities laws.

LITIGATION, CLAIMS AND ASSESSMENTS

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

SERIES A PREFERRED STOCK REGISTRATION RIGHTS AGREEMENT

In connection with the issuance of Series A Preferred Stock, the Company executed a registration rights agreement ("Agreement") with the purchasers thereof under which the Company agreed to register the common shares underlying the Series A Stock and related warrants. The Agreement provides for liquidated damages in the event the registration statement is not maintained continuously effective for a period of two years following the March 15, 2005 closing date. The liquidated damages total an amount equal to one percent (pro-rated for partial months) of the purchase price of the Series A Stock for each thirty day period effectiveness of a registration statement is not maintained and two percent for each thirty day period the registration statement ceases to remain effective. This registration, which was originally declared effective by the SEC on July 7, 2005, became ineffective April 30, 2006. The Company updated the original registration statement by filing amendments on June 6, 2006 and August 22, 2006, and the SEC declared the registration effective September 15, 2006. As a result, the Company accrued $145,000, included in general and administrative expense, for damages during the year ended December 31, 2006.

NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION

SEGMENT INFORMATION

Sysview operates in one segment, the design, development and delivery of various imaging technology solutions, most notably scanners, as defined by SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131").

GEOGRAPHIC INFORMATION

During the years ended December 31, 2006 and 2005, Sysview recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product. The following table summarizes total net sales attributable to significant countries (IN THOUSANDS):

                                               YEAR ENDED DECEMBER 31,
                                             -----------------------------
                                                 2006            2005
                                             -------------   -------------
                     U.S.                        $ 11,677    $      6,828
                     Asia                             405             706
                     Europe and other                 387             314
                                             -------------   -------------
                                                 $ 12,469         $ 7,848
                                             =============   =============

Substantially all Sysview's identifiable assets are located in the U.S.

NOTE 12 - SUBSEQUENT EVENTS

COMMON STOCK TRANSACTIONS

On March 21, 2007, the Company entered into an agreement with Syscan Technology Holdings, LTD whereby the Company agreed to forego any further collections efforts, including legal action, in exchange for the cancellation of 2,600,000 shares of the Company's common stock beneficially owned by Syscan Technology Holdings, LTD. In addition, both parties mutually agreed to release and discharge any and all claims that each may have against the other party. The Company's transfer agent cancelled the shares on March 29, 2007

LINE OF CREDIT

As previously discussed in Note 10, Sysview was not in compliance with all of the Extended Agreement debt covenants at December 31, 2006. The Company has remained out of compliance with the Extended Agreement debt covenants through the date of this filing. Although the Company is currently working with the lender to extend the waiver, the lender has not agreed to waive any debt covenant violations subsequent to December 31, 2006. The Company had $987,000 available for use at March 29, 2007.

STOCK OPTION GRANTS

On March 28, 2007, the Board of Directors approved the issuance of 3,036,000 options to purchase the Company's common stock for employees and directors. One third of the options vested immediately, one third vest on March 28, 2008 and one third vest on March 28, 2009.