Form 10QSB
period 2007-03-31
SYSVIEW TECHNOLOGY, INC.
filed 2007-05-15
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The number of shares of Common Stock outstanding as of May 15, 2007 was 21,842,092.

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

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            SYSVIEW TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 MARCH 31,      DECEMBER 31,
                                                                                    2007            2006
                                                                                ------------    ------------
ASSETS                                                                           (Unaudited)       (Audited)
Current assets:
  Cash and cash equivalents                                                     $        864    $      1,333
  Trade receivables                                                                    2,502           1,813
  Inventories                                                                          1,310           1,642
  Prepaid expenses and other current assets                                              151              73
                                                                                ------------    ------------
     TOTAL CURRENT ASSETS                                                              4,827           4,861

Fixed assets, net                                                                        131             108
Long-term investment                                                                     160             160
                                                                                ------------    ------------
          TOTAL ASSETS                                                          $      5,118    $      5,129
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit                                                           $      1,513    $      1,013
  Trade payables to related parties                                                      172             952
  Trade payables                                                                         286             198
  Other payables and accruals                                                            309             506
  Accrued dividends on Series A 5% cumulative convertible preferred stock                173             152
                                                                                ------------    ------------
     TOTAL CURRENT LIABILITIES                                                         2,453           2,821

Other liabilities:
  Liability under derivative contracts                                                   597             229
                                                                                ------------    ------------

          TOTAL LIABILITIES                                                            3,050           3,050

Commitments and contingencies (note 9)

Convertible preferred stock, $.001 par value, 2,000 authorized:
  Series A 5% cumulative convertible preferred stock, 16 shares issued and outstanding at March 31, 2007 and December 31, 2006; liquidation value
     of $1,565 at March 31, 2007 and December 31, 2006                                 1,082             957
  Series B convertible preferred stock, 11.5 shares issued and outstanding at
     March 31, 2007 and December 31, 2006; liquidation value of
     $1,150 at March 31, 2007 and December 31, 2006                                      247             152

Stockholders' equity:
  Common stock $.001par value, 50,000 authorized, 22,042 shares issued and 21,542 outstanding at March 31, 2007 and 24,642 shares issued
     and 24,142 outstanding at December 31, 2006 (500 shares held in escrow)              22              24
  Additional paid-in capital                                                          30,471          29,651
  Accumulated deficit                                                                (29,754)        (28,705)
                                                                                ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY                                                          739             970
                                                                                ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      5,118    $      5,129
                                                                                ============    ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            SYSVIEW TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 ----------------------------
                                                                     2007            2006
                                                                 ------------    ------------
NET SALES                                                        $      4,127    $      2,438

COST OF SALES                                                           2,484           1,616
                                                                 ------------    ------------

GROSS PROFIT                                                            1,643             822

Operating expenses:
  Selling and marketing                                                   400             293
  General and administrative                                              915             608
  Research and development                                                777             396
                                                                 ------------    ------------
TOTAL OPERATING EXPENSES                                                2,092           1,297
                                                                 ------------    ------------

OPERATING LOSS                                                           (449)           (475)
                                                                 ------------    ------------

OTHER INCOME (EXPENSE)
  Change in fair value of derivative instruments                         (368)            208
  Other                                                                     9              (5)
                                                                 ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                                             (359)            203

                                                                 ------------    ------------
Net loss before income taxes                                             (808)           (272)
Provision for income taxes                                                 --              --
                                                                 ------------    ------------

Net loss                                                                 (808)           (272)
Dividend on Series A and accretion of Series A and Series B
   preferred stock redemption value                                      (241)           (148)
                                                                 ------------    ------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                        $     (1,049)   $       (420)
                                                                 ============    ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                    $      (0.04)   $      (0.02)
                                                                 ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED         23,850          24,092
                                                                 ============    ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            SYSVIEW TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                        ----------------------------
                                                                            2007            2006
                                                                        ------------    ------------
OPERATING ACTIVITIES
Net loss available to common stockholders                               $     (1,049)   $       (420)
Adjustments to reconcile net loss to net cash used by
      operating activities:
  Depreciation expense                                                             9              11
  Stock-based compensation cost - options                                        814             295
  Fair value of warrants issued for services rendered                              4              --
  Change in fair value of derivative instruments                                 368            (208)
  Accretion of Series A and Series B preferred stock redemption value            220             128
  Changes in operating assets and liabilities:
     Trade receivables                                                          (689)           (430)
     Inventories                                                                 332             134
     Prepaid expenses and other current assets                                   (78)            (83)
     Accrued dividends on Series A 5% cumulative convertible stock                21              20
     Trade payables to related parties                                          (780)            449
     Trade payables and other current liabilities                               (109)           (278)
                                                                        ------------    ------------
CASH USED BY OPERATING ACTIVITIES                                               (937)           (382)
                                                                        ------------    ------------

INVESTING ACTIVITIES
  Capital expenditures                                                           (32)             (4)
                                                                        ------------    ------------
CASH USED BY INVESTING ACTIVITIES                                                (32)             (4)
                                                                        ------------    ------------

FINANCING ACTIVITIES
  Advances on bank line of credit                                                500              --
                                                                        ------------    ------------
CASH PROVIDED BY FINANCING ACTIVITIES                                            500              --
                                                                        ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (469)           (386)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               1,333           1,426
                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $        864    $      1,040
                                                                        ============    ============

  NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock acquired from related party                            $          2    $         --
                                                                        ============    ============

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Sysview have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States ("GAAP").

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2007. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission ("SEC") on April 3, 2007.

The consolidated financial statements include the accounts of Sysview and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Certain accounts have been reclassified to conform to the current period presentation. Such reclassifications did not affect total net sales, operating loss or net loss available to common stockholders.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT OF FASB STATEMENTS 133 AND 140, ("SFAS 155"). SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. Sysview adopted SFAS 155 on January 1, 2007 and will apply the standard to any new hybrid financial instruments issued subsequent to January 1, 2007. However, as allowed by paragraph 4(c) of SFAS 155, Sysview did not elect to apply SFAS 155 to previously existing hybrid financial instruments including the Company's Series A 5% cumulative convertible preferred stock ("Series A Stock") and Series B Convertible Preferred Stock ("Series B Stock"). As such, the adoption of SFAS 155 had no impact to the Company's consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES -- AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. Sysview adopted FIN 48 on January 1, 2007. The adoption had no impact to the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, FAIR VALUE MEASUREMENTS ("SFAS 157"), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US Generally Accepted Accounting Principle ("GAAP) standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Company January 1, 2008. The Company is currently evaluating the potential impact this standard may have on its consolidated financial position, cash flows and results of operations, but does not believe the impact of the adoption will be material.

In February 2007, the FASB issued SFAS 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Company January 1, 2008. The Company does not expect the adoption of SFAS 159 to result in a significant impact on its consolidated financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 - RELATED-PARTY TRANSACTIONS

RELATED-PARTY PURCHASES

The Company purchases the majority of its finished scanner imaging products from Syscan Lab Limited ("SLL"), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"), the parent company of Sysview's majority stockholder. The Company's Chairman and CEO, Darwin Hu, was formerly the CEO of STH. He resigned from STH effective December 2004.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Purchases from SLL totaled $2,178,000 and $1,409,000 for the three months ended March 31, 2007 and 2006, respectively. All purchases from SLL were carried out in the normal course of business. As a result of these purchases, the Company was liable to SLL for $172,000 and $952,000 at March 31, 2007 and December 31, 2006, respectively.

COMMON STOCK ACQUIRED FROM RELATED PARTY

On March 21, 2007, the Company entered into an agreement with STH whereby the Company agreed to forego any further collections efforts related to loans that were previously made by the Company to STH, which were never repaid by STH, including legal action, in exchange for the cancellation of 2,600,000 shares of the Company's common stock beneficially owned by STH. In addition, both parties mutually agreed to release and discharge any and all claims that each may have against the other party. The stock certificates were subsequently cancelled by the Company's transfer agent. The Company recorded the stock acquisition as a decrease to common stock with the corresponding offset to additional paid in capital during the three months ended March 31, 2007.

NOTE 4 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

CASH AND CASH EQUIVALENTS

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 31, 2007, the Company had consolidated balances of approximately $480,000, which were not guaranteed by FDIC. The Company has not experienced any losses in such accounts and believes the exposure is minimal.

MAJOR CUSTOMERS AND TRADE RECEIVABLES

A relatively small number of customers account for a significant percentage of the Company's sales. The percentage of sales derived from significant customers is as follows:

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                         ------------------
                                         2007          2006
                                         ----          ----
                  Customer A              32%           37%
                  Customer B              21            --
                  Customer C              15            36

Trade receivables from these customers totaled $1,748,000 at March 31, 2007. As of March 31, 2007 all the Company's trade receivables were unsecured.

NOTE 5 - CONCENTRATION OF SUPPLIER RISK

The Company purchases substantially all finished scanner imaging products from one vendor that is also a wholly-owned subsidiary of the parent company of its majority stockholder. See Note 3. If this vendor became unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

NOTE 6 - EMPLOYEE EQUITY INCENTIVE PLANS

STOCK-BASED COMPENSATION

Sysview has several stock-based employee compensation plans, which are more fully described in the Company's 2006 Annual Report on Form 10-KSB.

Effective January 1, 2006 Sysview adopted the fair value recognition provisions of SFAS 123R, SHARE-BASED Payments, ("SFAS 123R") using the modified prospective application method. Under this transition method, compensation cost recognized for the three months ended March 31, 2007 and 2006, includes the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and the Accounting Principles Board ("APB") 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25")), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R).

The following table sets forth the total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (IN THOUSANDS):

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                           ------------------
                                           2007          2006
                                           ----          ----
              Selling and marketing        $ 73          $ 12
              General and administrative    508           271
              Research and development      233            12

At March 31, 2007, the Company had approximately $1,500,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 22 months.

STOCK OPTIONS

The following table summarizes stock option activity and related information for the three months ended March 31, 2007:


                                                              WEIGHTED-
                                                               AVERAGE
                                                              EXERCISE
                                                OPTIONS         PRICE
                                                ---------     ---------
          Outstanding at December 31, 2006      4,890,000     $    0.18
              Granted                           3,036,000          0.70
              Exercised                                --            --
              Cancelled                                --            --
                                                ---------     ---------
          Outstanding at March 31, 2007         7,926,000     $    0.38
                                                =========     =========

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The following table summarizes all options outstanding and exercisable by price range as of March 31, 2007:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  --------------------------------------  ----------------------
                                   WEIGHTED-
                                    AVERAGE    WEIGHTED-               WEIGHTED-
                                   REMAINING    AVERAGE                 AVERAGE
   RANGE OF          NUMBER       CONTRACTUAL   EXERCISE    NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING    LIFE (YEARS)    PRICE    EXERCISABLE     PRICE
---------------   -----------    ------------    -----    -----------     -----

     $0.01         4,000,000         5.07        $0.01     2,666,666      $0.01
 $0.65 - $0.70     3,266,000         9.93        $0.70     1,069,500      $0.70
     $1.01           660,000         9.14        $1.01            --        --

NOTE 7 - BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were not considered in calculating the Company's diluted net loss per common share for the three months ended March 31, 2007 and 2006 as their effect would be anti-dilutive. As a result, for all periods presented, the Company's basic and diluted net loss per common share is the same.

NOTE 8 - EQUITY

COMMON STOCK ACTIVITY

As previously discussed in Note 3, the Company acquired 2,600,000 shares of the Company's common stock during the three months ended March 31, 2007. The Company's transfer agent subsequently cancelled the shares.

PREFERRED STOCK ACTIVITY

The Company had no preferred stock activity during the three months ended March 31, 2007.

SERIES A STOCK DIVIDENDS

The Company's Series A Stock accrues cumulative dividends at a rate of five percent per annum, payable semiannually on July 1 and January 1. Dividends are payable in cash, by accretion of the stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Series A Stock or to pay for dividends in cash or in shares of common stock, is at the Company's discretion. To date, the Company has not paid any dividends. During the three months ended March 31, 2007 and 2006, Series A Stock dividends were approximately $21,000 and $20,000, respectively, and recorded as a non-operating expense on the Company's consolidated statement of operations.

PREFERRED STOCK ACCOUNTING TREATMENT

Pursuant to SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133") and EITF Abstract No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS ("EITF 00-19"), the Company's Series A Stock and related warrants and the Series B Stock and related warrants, are deemed derivative instruments as a result of the embedded conversion feature. Accordingly, the fair value of these derivative instruments has been recorded in the Company's consolidated balance sheet as a liability with the corresponding amount as a discount to the Series A Stock and Series B Stock, respectively. The discounts are being accreted, on a straight-line basis, from the respective issuance date

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

through the respective redemption date adjusted for conversions and are disclosed as a non-operating expense on the Company's consolidated statement of operations. Accretion of the preferred stock redemption value, for both Series A and Series B, for the three months ended March 31, 2007 was approximately $220,000. Accretion of the Series A preferred stock redemption value for the three months ended March 31, 2006 was approximately $128,000. There was no Series B accretion during the three months ended March 31, 2006 as the stock was not issued until August 2006.

The increase in the fair value of the liability for derivative contracts, for both Series A and Series B, totaled approximately $368,000 for the three months ended March 31, 2007. The decrease in the fair value of the liability for the Series A derivative contract totaled approximately $208,000 for the three months ended March 31, 2006. The offsetting adjustment to the change in the fair value of the liability for derivative contracts is disclosed with other income (expense) in the consolidated statements of operations.

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

The assumptions used in the Black-Scholes valuation model to estimate fair value of each derivative instrument and the resulting weighted average estimated value of the Series A Stock derivative liability and the Series B Stock derivative liability as of March 31, 2007 and 2006 are as follows:

                                                           MARCH 31,
                                                     --------------------
                                                       2007        2006
                                                     --------    --------
     Weighted average estimated values per share      $0.27       $0.36
     Expected life in years                             3.0         3.0
     Expected volatility                                 51%         42%
     Expected dividend yield                              0%          0%
     Risk free interest rate                            5.3%          5%

NOTE 9 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company is committed under various non-cancelable operating leases which extend through November 2011. Future minimum rental commitments as of March 31, 2007 are as follows (IN THOUSANDS):

                                            FUTURE
                                            MINIMUM
                          YEAR ENDING        LEASE
                           MARCH 31,        PAYMENTS
                          -----------       --------
                              2008             $ 283
                              2009               195
                              2010                 1
                              2011                 1
                                            --------
                             Total             $ 480
                                            ========

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

BANK LINE OF CREDIT

The Company has a line of credit agreement ("LOC Agreement") to borrow up to $2,500,000, bearing interest at the rate of prime (8.25% at March 31, 2007) plus 0.5% and secured by all of the assets of the Company. Interest payments are due monthly and all unpaid interest and principal is due in full on October 30, 2007. Upon certain events of default, the default variable interest rate increases to prime plus 5.5%. The Company had $987,000 available for use at March 31, 2007.

At March 31, 2007, Sysview was not in compliance with all of the LOC Agreement debt covenants. Pursuant to a waiver letter from the lender dated May 14, 2007, the lender agreed to forbear from exercising its rights and remedies with respect to existing defaults under the LOC Agreement from the date of the LOC Agreement through March 31, 2007. The Company is currently renegotiating certain debt covenants defined by the LOC Agreement to more accurately assess the Company's financial position.

EMPLOYMENT AGREEMENTS

The Company maintains employment agreements with its executive officers which extend through 2008. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of March 31, 2007 termination payments totaling $490,000 remain in effect.

CONSULTING AGREEMENT

The Company entered into an Investor Relations Consulting Agreement dated December 5, 2006, for a term of one year beginning January 1, 2007, payable monthly as follows: (i) $5,000 for January, February and March; (ii) $7,500 for April, May and June; (iii) $8,500 for July, August and September; and (iv) $9,000 for October, November, and December. Additionally, the Company agreed to pay the consultant 90,000 warrants with an exercise price of $0.65 per share, expiring in three years, with immediate vesting on January 1, 2007, and exercisable at the rate of 7,500 options the first day of each month during calendar 2007. In April 2007, the Company entered a separate warrant agreement that amended terms of the warrants awarded in the December 5, 2006 agreement. Under the April 2007 agreement, the warrants shall vest 7,500 per month on the first day of each month commencing on January 1, 2007 and are immediately exercisable upon vesting. In the event the consulting agreement is terminated prior to December 1, 2007, all unvested warrants shall be immediately cancelled. The warrants will not be registered under federal or state securities laws. The fair value of these warrants, as determined by the Black-Scholes valuation model, totaled $18,000 and is amortized ratably over the vesting period. As such, $4,000 was charged to general and administrative expense and credited to additional paid-in capital during the three months ended March 31, 2007.

SERIES B PREFERRED STOCK REGISTRATION RIGHTS AGREEMENT

Pursuant to the terms of a registration rights agreement ("Agreement") between the investors and the Company, the Company was obligated to file a registration statement on Form SB-2 (which was filed on October 11, 2006) registering the resale of shares of the Company's common stock issuable upon conversion of the Series B Stock and exercise of the related warrants. The Company was required to file the registration statement within 60 days following August 8, 2006 and to have the registration statement declared effective by December 6, 2006, which is 120 days following August 8, 2006. If the registration statement was not timely filed, or declared effective within the timeframe described, or if the registration was suspended other than as permitted, in the Registration Rights Agreement, the Company was obligated to pay each Investor a fee equal to one percent of such investor's purchase price of the Series B Stock for each 30 day period thereafter (pro rated for partial periods), that such registration conditions are not satisfied, up to a maximum of 12 months. Because the SEC did not declare the SB-2 effective until January 18, 2007, the Company accrued approximately $7,000, included in general and administrative expense, for damages during the three months ended March 31, 2007.

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

NOTE 10 - SEGMENT AND GEOGRAPHIC INFORMATION

SEGMENT INFORMATION

Sysview currently operates in one segment, the design, development and delivery of various imaging technology solutions, most notably scanners, as defined by SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131").

GEOGRAPHIC INFORMATION

During the three months ended March 31, 2007 and 2006, Sysview recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product. The following table summarizes total net sales attributable to significant countries (IN THOUSANDS):

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                    -------------------------
                                      2007             2006
                                    --------         --------
                   U.S.             $  4,001         $  2,221
                   Asia                    -              118
                   Europe and other      126               99
                                    --------         --------
                                    $  4,127         $  2,438
                                    ========         ========

Presented below is information regarding identifiable assets, classified by operations located in the U.S. and Asia (IN THOUSANDS):

                                 MARCH 31,      DECEMBER 31,
                                   2007             2006
                                 ---------      -----------
                   U.S.          $   5,013      $     5,045
                   Asia                105               84
                                 ---------      -----------
                                 $   5,118      $     5,129
                                 =========      ===========

Assets located in Asia relate to tooling equipment required to manufacture Sysview's product.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Sysview Technology, Inc.'s ("Sysview" or "Company") unaudited condensed consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to Sysview's Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 3, 2007.

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

o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. A brief description of certain aspects, transactions and events is provided, including related party transactions that impact the comparability of the results being analyzed.

o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the three months ended March 31, 2007.

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

Our strategy is to expand our document/image-capture product line and technology while leveraging our assets in other areas of the imaging industry. We are actively shipping six groups of image-capture products. We have expanded our document/image-capture product offerings, and will continue to expand in the future, in response to the increased market demand for faster and easier-to-use products as well as increased security to meet the growing need for information protection, including identity and financial transaction protection. In addition to expanding our image-capture product line, we actively pursue the acquisition of technology and companies in the document/image-capture and display industry to complement our business model, improve our competitive positioning and further expand our product offerings.

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

INVENTORY AND WARRANTY RESERVES

We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. As of March 31, 2007, we had no inventory reserve. Currently, we purchase the majority of our finished scanner imaging products from Syscan Lab Limited ("SLL"), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"), the parent company of our majority stockholder. SLL warrants the products it manufactures for us against defects in material and workmanship for a period of 18 months after the completion of manufacture. After such 18 month period, SLL provides product repair services for us at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products. As a result of the product warranty provided by SLL, Sysview does not record a product warranty reserve.

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

Purchases from SLL totaled $2,178,000 and $1,409,000 during the three months ended March 31, 2007 and 2006, respectively. All purchases from SLL were carried out in the normal course of business. As a result of these purchases, the Company was liable to SLL for $172,000 and $952,000 at March 31, 2007 and December 31, 2006, respectively.

COMMON STOCK ACQUIRED FROM RELATED PARTY

On March 21, 2007, we entered into an agreement with STH whereby we agreed to forego any further collections efforts related to loans that we previously made to STH, which were never repaid by STH, including legal action, in exchange for the cancellation of 2,600,000 shares of our common stock beneficially owned by STH. In addition, both parties mutually agreed to release and discharge any and all claims that each may have against the other party. The stock certificates were subsequently cancelled by the Company's transfer agent.

INTANGIBLE AND LONG-LIVED ASSETS

We evaluate our intangible assets and long-lived assets, which represent goodwill, long-term investments, and fixed assets, for impairment annually or more frequently if we believe indicators of impairment exist. Significant management judgment is required during the evaluation, including the forecasts of future operating results. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. We had no such asset impairments during the three months ended March 31, 2007.

INCOME TAXES

We utilize the liability method of accounting for income taxes. Deferred income tax assets and liabilities are calculated as the difference between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual income taxes may be materially different from our estimates. As a result of our analysis, we concluded that a full valuation allowance against our net deferred tax assets is appropriate at March 31, 2007.

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

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

We account for our Series A 5% cumulative convertible preferred stock ("Series A Stock") and our Series B convertible preferred stock ("Series B Stock") pursuant to SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133") and the Emerging Issues Task Force ("EITF") Abstract 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS ("EITF 00-19"). Accordingly, the embedded conversion feature associated with our Series A Stock and related warrants and our Series B Stock and related warrants have been determined to be derivative instruments. The fair value of these derivative instruments, as determined by applying the Black-Scholes valuation model, is adjusted quarterly. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Additionally, although the Black-Scholes model meets the requirements of SFAS 133, the fair values generated by the model may not be indicative of the actual fair values of our Series A Stock and Series B Stock as our derivative instruments have characteristics significantly different from traded options.

STOCK-BASED COMPENSATION EXPENSE

Effective January 1, 2006 we adopted SFAS 123R, SHARE-BASED PAYMENTS ("SFAS 123R"). SFAS 123R, which requires all share-based payments, including grants of employee stock options and warrants, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes model meets the requirements of SFAS 123R; however, the fair values generated by the model may not be indicative of the actual fair values of our awards as it does not consider certain factors important to our awards, such as continued employment, periodic vesting requirements and limited transferability.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility for our common stock as the expected volatility assumption required in the Black-Scholes model, which could be significantly different than actual volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized in our financial statements beginning January 1, 2006 and thereafter is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees.

RESULTS OF OPERATIONS

The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 (IN THOUSANDS):

                                          THREE MONTHS
                                         ENDED MARCH 31,
                                        ------------------
                                          2007       2006    $ CHANGE   % CHANGE
                                        -------    -------   --------   --------

Net sales                               $ 4,127    $ 2,438    $1,689        69%

Cost of sales                             2,484      1,616       868        54

   As a percentage of sales                  60%        66%

  Selling and marketing expense             400        293       107        37
  General and administrative expense        915        608       307        50
  Research and development expense          777        396       381        96

Total other income (expense)               (359)       203        NM        NM
Dividend on 5% convertible preferred
  stock and accretion of preferred
  stock redemption value                   (241)      (148)       NM        NM

Net loss available to common
  Stockholders                           (1,049)      (420)     (629)     (150)

NM = Not Meaningful

NET SALES

The significant increase in net sales during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was attributable to the following:

      o The overall growth of the document/image capture market resulting from an increased market demand for products that manage information, including how information is retrieved, stored, shared and disseminated;

      o The increased end user market penetration, including distribution channel expansion, by both us and our largest customers;

      o The increased market acceptance of our more recently introduced products;

      o Our sales during the three months ended March 31, 2007 experienced substantially less of a cyclical downturn as compared to the three months ended March 31, 2006. We attribute this more consistent market delivery of our product to (i) the growth of our smaller customers and less dependence on our larger customers, (ii) our management of customer demand and product delivery and (iii) our movement toward a just-in-time inventory management product delivery system;

      o Our increased usage of Value Added Reseller ("VAR") channel distributions; and

      o The growth in the small office home office ("SOHO") markets, and the result of our efforts to appeal to customers in the SOHO market.

Sales to our three largest customers represented 68% and 73% for the three months ended March 31, 2007 and 2006, respectively. We expect that our largest customers will continue to account for a substantial portion of our net sales in the remainder of fiscal 2007 and for the foreseeable future. The identities of our largest customer and their respective contributions to our net sales have varied and will likely continue to vary from period to period.

Although we expect net sales to increase as we continue to expand our business and offer additional products in the document/image-capture market and expand to the HD display market, there can be no assurance that our net sales will increase.

COST OF SALES, INCLUDING GROSS PROFIT

Cost of sales includes all direct costs related to the transfer of scanners, imaging modules and services related to the delivery of those items manufactured in China, and to a lesser extent engineering services and software royalties. Cost of sales increased in absolute dollars as a result of the increased net sales during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Cost of sales as a percentage of net sales decreased as a result of a higher proportion of overall net sales being generated from our most recently introduced and more feature rich products, including our duplex scanners (scanners that have the ability to scan both sides of a document at once). Our duplex scanners, which bear a higher gross margin than our simplex scanners (scanners that scan only one side of a document) have recently experienced broader market acceptance.

We expect our cost of sales as a percentage of net sales to fluctuate somewhat as our product mix fluctuates. Our average selling price and related material cost used to manufacture our product has been stable and we expect this trend to continue for the foreseeable future.

SELLING AND MARKETING EXPENSE

Selling and marketing expenses consist primarily of salaries and related costs of employees, including stock-based compensation costs, engaged in our sales, marketing and customer account management functions and to a lesser extent market development and promotional funds for our retail distribution channels, tradeshows, website support, warehousing, logistics and certain sales representative fees. The increase during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 is primarily attributable to stock-based compensation cost (a non-cash charge) as a result of granting stock options to key employees during the three months ended March 31, 2007 and accounting for such option grants under SFAS 123R. See "Note 6: Employee Equity Incentive Plans" in Part I, Item 1 of this Form 10-QSB. Stock-based compensation cost was $73,000 for the three months ended March 31, 2007 as compared to $12,000 for the three months ended March 31, 2006. To a lesser extent, the increase during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was attributable to our increased staff and related marketing activities to support our expanding product offerings and the addition of direct sales personnel in Europe and Asia. Although we expect sales and marketing expenses to fluctuate as a result of the timing of advertising and promotions of our various new products and stock option grants, overall we expect selling and marketing expenses to increase as we continue to expand our marketing efforts and the number of products we offer.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of costs associated with our executive, financial, human resources and information services functions, including stock-based compensation costs, facilities-related expenses and outside professional services such as legal and accounting. The increase during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 is primarily attributable to stock-based compensation cost (a non-cash charge) as a result of granting stock options to key employees and directors during the three months ended March 31, 2007 and accounting for such option grants under SFAS 123R. See "Note 6: Employee Equity Incentive Plans" in
Part I, Item 1 of this Form 10-QSB. Stock-based compensation cost was $508,000 for the three months ended March 31, 2007 as compared to $271,000 for the three months ended March 31, 2006. Additionally, our general and administrative expenses increased during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 as a result of hiring an outside investor relations firm to manage and enhance our investor relations function. The remaining increase is a result of increased personnel costs to support our expanding business and related infrastructure and the increased expenses associated with maintaining our public company status. We anticipate that general and administrative expenses will continue to increase over the long term as our business continues to grow and the costs associated with being a public company continue to increase as a result of our required reporting requirements, including but not limited to expenses incurred to comply with the Sarbanes-Oxley Act of 2002.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs, of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production. The increase during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 is primarily attributable to stock-based compensation cost (a non-cash charge) as a result of granting stock options to key employees during the three months ended March 31, 2007 and accounting for such option grants under SFAS 123R. See "Note 6: Employee Equity Incentive Plans" in Part I, Item 1 of this Form 10-QSB. Stock-based compensation cost was $233,000 for the three months ended March 31, 2007 as compared to $12,000 for the three months ended March 31, 2006. The remaining increase is a result of increased number of employees engaged in research and development activities, resulting from both direct hiring and acquisitions, and the increased amount of expensed equipment required to support our future product development. The majority of our research and development expenses during both the three months ended March 31, 2007 and 2006 were directly attributable to our future products which include HD display We anticipate that research and development expense will continue to increase over the long term as a result of the growth and diversification of the products we offer, new product opportunities and our continued efforts to invest in the future and strengthen our intellectual property position within our highly competitive market.

TOTAL OTHER INCOME (EXPENSE)

Other income (expense) for the three months ended March 31, 2007 was mainly attributable to the $368,000 increase in the fair value of the liability for derivative contracts (associated with our Series A Stock and related warrants and Series B Stock and related warrants). Other income (expense) for the three months ended March 31, 2006 was mainly attributable to the $208,000 decrease in the fair value of the liability for derivative contracts (associated with our Series A Stock and related warrants). Pursuant to SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, ("SFAS 133") and EITF Abstract 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS ("EITF 00-19"), the increase in the fair value of the liability for derivative contracts is included as other expense in our consolidated statements of operations and the decrease in the fair value of the liability for derivative contracts is included as other income in our consolidated statements of operations.

DIVIDEND ON SERIES A STOCK AND ACCRETION OF PREFERRED STOCK REDEMPTION VALUE

During the three months ended March 31, 2007 and 2006 the total accretion on our preferred stock was $220,000 and $128,000, respectively. The increase is attributable to our Series B Stock, which was outstanding during the three months ended March 31, 2007 but was not outstanding during the three months ended March 31, 2006. During the three months ended March 31, 2007 and 2006, Series A Stock dividends were approximately $21,000 and $20,000, respectively, and recorded as a non-operating expense on the Company's statement of operations. We do not pay dividends on our Series B Stock.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our principal sources of liquidity included cash and cash equivalents of $864,000 and unused borrowing capacity of $987,000 under our bank line of credit. We had no significant cash outlays, except as part of our normal operations, during the three months ended March 31, 2007.

Operating activities: During the three months ended March 31, 2007, our operating activities used $937, 000 of cash. This was primarily a result of our $1,049,000 net loss, $1,415,000 of net non-cash expenses and $1,303,000 net cash used by changes in operating assets and liabilities. During the three months ended March 31, 2006, our operating activities used $382,000 of cash. This was primarily a result of our $420,000 net loss, $226,000 of net non-cash expenses and $188,000 net cash used by changes in operating assets and liabilities. Non-cash items included in net loss for both the three months ended March 31, 2007 and 2006 include depreciation expense, stock-based compensation cost of options, fair value of warrants issued for services rendered, change in fair value of derivative instruments and the accretion of our Series A and Series B preferred stock redemption value.

Our trade receivables increased during both the three months ended March 31, 2007 and 2006 as a result of the significant increase in sales of our product. Our inventory decreased during both the three months ended March 31, 2007 and March 31, 2006 due to the timing of purchasing our product and inventory management.

The most significant use of cash during the three months ended March 31, 2007 was attributable to paying our contract manufacturer according to the specified payments terms. We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing activities: Our investing activities for both the three months ended March 31, 2007 and 2006 were minimal and consisted of purchasing computer equipment in the normal course of business.

Financing activities: During the three months ended March 31, 2007, our financing activities consisted solely of a $500,000 draw against our bank line of credit to meet short term obligations, including payment on the purchase of our product. We anticipate the additional $500,000 draw to be temporary to meet short term working capital needs. We had no financing activities during the three months ended March 31, 2006.

CASH AND WORKING CAPITAL REQUIREMENTS

As previously discussed, we plan to continue increasing our presence in the document/image-capture market and expand our operations into the HD display market, which may require additional capital. Additionally, we may seek to expand our operations through acquisitions of companies in either the document/image-capture market or the HD display market that we believe could complement our business model, improve our competitive positioning and expand our product offerings.

Considering current cash reserves and other sources of liquidity, including our bank line of credit, management believes that the Company will have sufficient sources of financing to continue its normal operations through at least the next twelve months. However, our business expansion plans may require additional capital through either the incurrence of debt or the issuance of equity securities, or a combination thereof, depending on the prevailing market and other conditions. There is no assurance that such additional funds will be available for us to finance our expansion plans. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements as we expand our business operations.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (IN THOUSANDS):

                                              LESS THAN   ONE - THREE   THREE - FIVE
                                     TOTAL     ONE YEAR      YEARS          YEARS
                                    -------   ---------   -----------   ------------
Line of credit (1)                  $ 1,513    $ 1,513       $   --         $  --

Operating lease obligations             480        283          196             1
Consulting agreement                     75         75           --            --
                                    -------   ---------   -----------   ------------
Total contractual cash obligations  $ 2,068    $ 1,871       $  196         $   1
                                    =======   =========   ===========   ============

(1) The Company has a line of credit agreement ("LOC Agreement") to borrow up to $2,500,000, bearing interest at the rate of prime (8.25% at March 31, 2007) plus 0.5% and secured by all of the assets of the Company. Interest payments are due monthly and all unpaid interest and principal is due in full on October 30, 2007. Upon certain events of default, the default variable interest rate increases to prime plus 5.5%. The Company had $987,000 available for use at March 31, 2007.

At March 31, 2007, Sysview was not in compliance with all of the LOC Agreement debt covenants. Pursuant to a waiver letter from the lender dated May 14, 2007, the lender agreed to forbear from exercising its rights and remedies with respect to existing defaults under the LOC Agreement from the date of the LOC Agreement through March 31, 2007. The Company is currently renegotiating certain debt covenants defined by the LOC Agreement to more accurately assess the Company's financial position.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2007, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(c)(2) of SEC Regulation S-B. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

TRENDS

As of March 31, 2007, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties, except as described in "NOTE 9:
COMMITMENTS AND CONTINGENCIES" existed, which are likely to have a material effect on our liquidity.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed under this Item 1.

ITEM 6 - EXHIBITS

 EXHIBIT
  NUMBER    DESCRIPTION OF EXHIBIT              METHOD OF FILING
--------    --------------------------------    -------------------------------
     2.1    Share Exchange Agreement            Incorporated by reference to
                                                Exhibit 99.1 to Form 8-K dated
                                                April 19, 2004

     3.1    Certificate of Incorporation,       Incorporated by reference to
            dated February 15, 2002             Exhibit 3.1 on Form 10-KSB
                                                dated March 31, 2005

     3.2    Certificate of Amendment to the     Incorporated by reference to
            Company's Certificate of            Exhibit 3.2 on Form 10-KSB
            Incorporation dated March 19,       dated March 31, 2005
            2004

     3.3    Certificate of Designation of       Incorporated by reference to
            Preferences, Rights and             Exhibit 10.4 on Form 8-K dated
            Limitations of Series A Stock       March 21, 2005
            as filed with the Secretary of
            State of the State of Delaware
            on March 15, 2005

     3.4    Amended and Restated Bylaws         Incorporated by reference to
                                                Exhibit 3.4 on Form 10-KSB
                                                dated March 31, 2005

     3.5    Certificate of Amendment to the     Incorporated by reference to
            Company's Certificate of            Exhibit 3.5 on Form 10-QSB
            Incorporation dated June 23,        dated August 21, 2006
            2006

     3.6    Certificate of Designation of       Incorporated by reference to
            Preferences, Rights and             Exhibit 10.4 on Form 8-K dated
            Limitations of Series B Stock       August 14, 2006
            as filed with the Secretary of
            State of the State of Delaware
            on June 10, 2006

    10.1    Form of Series A Convertible        Incorporated by reference to
            Preferred Stock and Common          Exhibit 10.1 on Form 8-K dated
            Stock Warrant Purchase              March 21, 2005
            Agreement entered into by and
            between the Company and the
            purchasers

    10.2    Form of Common Stock Purchase       Incorporated by reference to
            Warrant                             Exhibit 10.2 on Form 8-K dated
                                                March 21, 2005

    10.3    Form of Registration Rights         Incorporated by reference to
            Agreement                           Exhibit 10.3 on Form 8-K dated
                                                March 21, 2005

    10.4    2002 Amended and Restated Stock     Incorporated by reference to
            Option Plan                         Exhibit 10.4 on Form 10-KSB
                                                dated March 31, 2005

    10.5    Employment Agreement entered        Incorporated by reference to
            between the Company and Darwin      Exhibit 10.5 on Form 8-K dated
            Hu on April 26, 2005                May 2, 2005

    10.6    Employment Agreement entered        Incorporated by reference to
            between the Company and William     Exhibit 10.6 on Form 8-K dated
            Hawkins on April 26, 2005           May 2, 2005

    10.7    Employment Agreement entered        Incorporated by reference to
            between the Company and David       Exhibit 10.7 on Form 8-K dated
            P. Clark on April 26, 2005          May 2, 2005

    10.8    2006 Stock Option                   Incorporated by reference to
            Plan                                Exhibit 10.8 on Form 10-QSB
                                                dated August 21, 2006

 EXHIBIT
  NUMBER    DESCRIPTION OF EXHIBIT              METHOD OF FILING
--------    --------------------------------    -------------------------------
    10.9    Form of Series B Convertible        Incorporated by reference to
            Preferred Stock and Common          Exhibit 10.1 on Form 8-K dated
            Stock Warrant Purchase              August 14, 2006
            Agreement entered into by and
            between the Company and the
            purchasers

   10.10    Form of Common Stock Purchase       Incorporated by reference to
            Warrant                             Exhibit 10.2 on Form 8-K dated
                                                August 14, 2006

   10.11    Form of Registration Rights         Incorporated by reference to
            Agreement                           Exhibit 10.3 on Form 8-K dated
                                                August 14, 2006

   10.12    Lease Agreement by and between      Incorporated by reference to
            the Company and Airport II          Exhibit 10.12 on Form 10-KSB
            Property Management, LLC dated      dated April 3, 2007
            August 9, 2006

    31.1    Certification Pursuant to           Filed herewith
            Section 302 of the
            Sarbanes-Oxley Act - Darwin Hu

    31.2    Certification Pursuant to           Filed herewith
            Section 302 of the
            Sarbanes-Oxley Act - William
            Hawkins

    32.1    Certifications Pursuant to          Filed herewith
            Section 906 of the
            Sarbanes-Oxley Act - Darwin Hu

    32.2    Certifications Pursuant to          Filed herewith
            Section 906 of the
            Sarbanes-Oxley Act - William
            Hawkins

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Sysview Technology, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SYSVIEW TECHNOLOGY, INC.


                                 Date: May 15, 2007

                                 /S/ DARWIN HU
                                 -------------------
                                 Darwin Hu, Chairman and Chief Executive Officer


                                 Date: May 15, 2007

                                 /S/ WILLIAM HAWKINS
                                 -------------------
                                 William Hawkins, Acting Chief Financial Officer Chief Operating Officer and Secretary