Form 10QSB
period 2007-06-30
SYSVIEW TECHNOLOGY, INC.
filed 2007-08-07
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of shares of Common Stock outstanding as of July 31, 2007 was 21,873,019.

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

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                            SYSVIEW TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                JUNE 30,   DECEMBER 31,
                                                                                  2007        2006
                                                                                --------    --------
ASSETS                                                                        (Unaudited)   (Audited)
Current assets:
  Cash and cash equivalents                                                     $    772    $  1,333
  Trade receivables                                                                2,912       1,813
  Inventories                                                                      1,477       1,642
  Prepaid expenses and other current assets                                          117          73
                                                                                --------    --------
     TOTAL CURRENT ASSETS                                                          5,278       4,861

Fixed assets, net                                                                    154         108
Long-term investment                                                                 160         160
                                                                                --------    --------
          TOTAL ASSETS                                                          $  5,592    $  5,129
                                                                                ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit                                                           $  1,513    $  1,013
  Trade payables to related parties                                                  364         952
  Trade payables                                                                     452         198
  Other payables and accruals                                                        323         506
  Accrued dividends on Series A 5% cumulative
       convertible preferred stock                                                   191         152
                                                                                --------    --------
     TOTAL CURRENT LIABILITIES                                                     2,843       2,821

Other liabilities:
  Liability under derivative contracts                                               266         229
                                                                                --------    --------

          TOTAL LIABILITIES                                                        3,109       3,050

Commitments and contingencies (Note 9)

Convertible preferred stock, $.001 par value, 2,000 authorized:
  Series A 5% cumulative convertible preferred stock, 15 and 16 shares issued      1,187         957
     and outstanding at June 30, 2007 and December 31, 2006, respectively;
     liquidation value of $1,539 and $1,565 at June 30, 2007 and December 31,
     2006, respectively
  Series B convertible preferred stock, 11.5 shares issued and outstanding at        342         152
     June 30, 2007 and December 31, 2006; liquidation value of
     $1,150 at June 30, 2007 and December 31, 2006

Stockholders' equity:
  Common stock $.001par value, 50,000 authorized, 22,373 shares issued                22          24
     and 21,873 outstanding at June 30, 2007 and 24,642 shares issued and 24,142 outstanding at December 31, 2006 (500 shares held in escrow)
  Additional paid-in capital                                                      30,767      29,651
  Accumulated deficit                                                            (29,835)    (28,705)
                                                                                --------    --------
     TOTAL STOCKHOLDERS' EQUITY                                                      954         970
                                                                                --------    --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  5,592    $  5,129
                                                                                ========    ========


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                            SYSVIEW TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                     -----------------------       ------------------------
                                                       2007           2006           2007          2006
                                                     --------       --------       --------       --------


NET SALES                                            $  3,696       $  2,539       $  7,823       $  4,977

COST OF SALES                                           2,150          1,660          4,634          3,276
                                                     --------       --------       --------       --------

GROSS PROFIT                                            1,546            879          3,189          1,701

Operating expenses:
  Selling and marketing                                   362            300            762            593
  General and administrative                              613            679          1,528          1,287
  Research and development                                749            469          1,526            865
                                                     --------       --------       --------       --------
TOTAL OPERATING EXPENSES                                1,724          1,448          3,816          2,745
                                                     --------       --------       --------       --------

OPERATING LOSS                                           (178)          (569)          (627)        (1,044)
                                                     --------       --------       --------       --------

OTHER INCOME (EXPENSE)
  Change in fair value of derivative instruments          331           (518)           (37)          (310)
  Other                                                    11            (25)            20            (30)
                                                     --------       --------       --------       --------
TOTAL OTHER INCOME (EXPENSE)                              342           (543)           (17)          (340)

                                                     --------       --------       --------       --------
Net income (loss) before income taxes                     164         (1,112)          (644)        (1,384)
Provision for income taxes                                  2           --                2           --
                                                     --------       --------       --------       --------

Net income (loss)                                         162         (1,112)          (646)        (1,384)
Dividend on Series A and accretion of Series A
   and Series B preferred stock redemption value         (243)          (147)          (484)          (295)
                                                     --------       --------       --------       --------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS            $    (81)      $ (1,259)      $ (1,130)      $ (1,679)
                                                     ========       ========       ========       ========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED        $  (0.00)      $  (0.05)      $  (0.05)      $  (0.07)
                                                     ========       ========       ========       ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC
   AND DILUTED                                         21,805         24,092         22,815         24,092
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



                            SYSVIEW TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             ------------------
                                                               2007       2006
                                                             -------    -------

OPERATING ACTIVITIES
Net loss available to common stockholders                    $(1,130)   $(1,679)
Adjustments to reconcile net loss to net cash
       used by operating activities:
  Depreciation expense                                            21         22
  Stock-based compensation cost - options                      1,080        642
  Fair value of warrants issued for services rendered              8       --
  Change in fair value of derivative instruments                  38        310
  Accretion of Series A and Series B preferred
       stock redemption value                                    440        258
  Changes in operating assets and liabilities:
     Trade receivables                                        (1,099)       400
     Inventories                                                 165       (127)
     Prepaid expenses and other current assets                   (44)       (30)
     Accrued dividends on Series A 5% cumulative
       convertible stock                                          44         37
     Trade payables to related parties                          (588)        34
     Trade payables and other current liabilities                 71        (10)
                                                             -------    -------
CASH USED BY OPERATING ACTIVITIES                               (994)      (143)
                                                             -------    -------

INVESTING ACTIVITIES
  Capital expenditures                                           (67)      (215)
                                                             -------    -------
CASH USED BY INVESTING ACTIVITIES                                (67)      (215)
                                                             -------    -------

FINANCING ACTIVITIES
  Advances on bank line of credit                                500       --
                                                             -------    -------
CASH PROVIDED BY FINANCING ACTIVITIES                            500       --
                                                             -------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (561)      (358)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               1,333      1,426
                                                             -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   772    $ 1,068
                                                             =======    =======

  NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock acquired from related party                 $     2    $  --
                                                             =======    =======
    Conversion of series A 5% cumulative
       convertible preferred stock to common stock           $    26    $  --
                                                             =======    =======


        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

ORGANIZATION

Sysview Technology, Inc. ("Sysview" or "Company") develops, designs and delivers various imaging technology solutions to all types and sizes of enterprises including governmental agencies, large corporations, small corporations, small office-home offices ("SOHO"), professional practices as well as consumers (referred to herein collectively as "Enterprises"). Sysview is a market-leader in providing USB-powered scanning solutions to a wide variety of industries and market applications. The Company's patented and proprietary page-imaging devices facilitate the way information is stored, shared and managed in both business and personal use. In addition, Sysview is involved in the research and development of certain technologies related to the field of high definition ("HD") display.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2007. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission ("SEC") on April 3, 2007.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT OF FASB STATEMENTS 133 AND 140, ("SFAS 155"). SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. Sysview adopted SFAS 155 on January 1, 2007 and will apply the standard to any new hybrid financial instruments issued subsequent to January 1, 2007. However, as allowed by paragraph 4(c) of SFAS 155, Sysview did not elect to apply SFAS 155 to previously existing hybrid financial instruments including the Company's Series A 5% cumulative convertible preferred stock ("Series A Stock") and Series B Convertible Preferred Stock ("Series B Stock"). As such, the adoption of SFAS 155 had no impact to the Company's consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS 157, FAIR VALUE MEASUREMENTS ("SFAS 157"), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US Generally Accepted Accounting Principle ("GAAP") standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Company January 1, 2008. The Company is currently evaluating the potential impact this standard may have on its consolidated financial position, cash flows and results of operations, but does not believe the impact of the adoption will be material.

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

Purchases from SLL totaled $2,143,000 and $4,321,000 for the three and six months ended June 30, 2007, respectively and $1,845,000 and $3,254,000 for the three and six months ended June 30, 2006, respectively. All purchases from SLL were carried out in the normal course of business. As a result of these purchases, the Company was liable to SLL for $364,000 and $952,000 at June 30, 2007 and December 31, 2006, respectively.

COMMON STOCK ACQUIRED FROM RELATED PARTY

On March 21, 2007, the Company entered into an agreement with STH whereby the Company agreed to forego any further collection efforts, including legal action, related to loans that were previously made by the Company to STH, which were never repaid by STH. In exchange, STH agreed to the cancellation of 2,600,000 shares of the Company's common stock beneficially owned by STH. In addition, both parties mutually agreed to release and discharge any and all claims that each may have against the other party. The stock certificates were subsequently cancelled by the Company's transfer agent. The Company recorded the stock acquisition as a decrease to common stock with the corresponding offset to additional paid in capital during the first quarter of fiscal 2007.

NOTE 4 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

CASH AND CASH EQUIVALENTS

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of June 30, 2007, the Company had consolidated balances of approximately $469,000, which were not guaranteed by the FDIC. The Company has not experienced any losses in such accounts and believes the exposure is minimal.

MAJOR CUSTOMERS AND TRADE RECEIVABLES

A relatively small number of customers account for a significant percentage of the Company's sales. The percentage of sales derived from significant customers is as follows:

                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                  JUNE 30,                      JUNE 30,
                         ---------------------------    ------------------------
                             2007           2006            2007          2006
                         ------------   ------------    -----------    ---------
       Customer A             24%            37%             28%            37%
       Customer B             13             29              18             15
       Customer C             12              4              14             19
       Customer D             13              -              11              -
       Customer E             12              -               6              -
       Customer F             11             12               8             10

Trade receivables from these customers totaled $2,602,000 at June 30, 2007. As of June 30, 2007 all the Company's trade receivables were unsecured.

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

Effective January 1, 2006 Sysview adopted the fair value recognition provisions of SFAS 123R, SHARE-BASED Payments ("SFAS 123R"), using the modified prospective application method. Under this transition method, compensation cost recognized for the three and six months ended June 30, 2007 and 2006, includes the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and the Accounting Principles Board ("APB") 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25")), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS
123R).

The following table sets forth the total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (IN THOUSANDS):


                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                         JUNE 30,                      JUNE 30,
                                 --------------------------    --------------------------
                                    2007           2006           2007           2006
                                 -----------    -----------    ------------    ----------
 Selling and marketing             $  19          $  14        $    92           $  25
 General and administrative          130            290            638             561
 Research and development            117             43            350              56
                                 -----------    -----------    ------------    ----------
    Total                           $266           $347        $ 1,080            $642
                                 ===========    ===========    ============    ==========


At June 30, 2007, the Company had approximately $1,210,000 of total unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted-average period of approximately 20 months.

STOCK OPTIONS

The following table summarizes stock option activity and related information for the six months ended June 30, 2007:


                                                             WEIGHTED-AVERAGE
                                                                 EXERCISE
                                                   OPTIONS        PRICE
                                                 ----------    -------------

         Outstanding at December 31, 2006        4,890,000        $0.18
             Granted                             3,036,000         0.70
             Exercised                            (300,000)       (0.01)
             Cancelled                             (83,450)       (0.67)
                                                 ----------    -------------
         Outstanding at June 30, 2007            7,542,550        $0.39
                                                 ==========    =============

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



The following table summarizes all options outstanding and exercisable by price range as of June 30, 2007:


                                           OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                           ----------------------------------------------------    --------------------------------
                                WEIGHTED-AVERAGE
                                                 REMAINING        WEIGHTED-AVERAGE                    WEIGHTED-AVERAGE
         RANGE OF                               CONTRACTUAL         EXERCISE                            EXERCISE
      EXERCISE PRICES          NUMBER          LIFE (YEARS)          PRICE             NUMBER            PRICE
                            OUTSTANDING                                             EXERCISABLE
     ------------------    ---------------    ----------------    -------------    ---------------    -------------

           $0.01              3,696,550            4.82              $0.01            3,696,550          $0.01
       $0.65 - $0.70          3,186,000            9.68              $0.70            1,042,833          $0.70
           $1.01                660,000            8.89              $1.01              303,333          $1.01


NOTE 7 - BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were not considered in calculating the Company's diluted net loss per common share for the three and six months ended June 30, 2007 and 2006 as their effect would be anti-dilutive. As a result, for all periods presented, the Company's basic and diluted net loss per common share is the same.

NOTE 8 - EQUITY

COMMON STOCK ACTIVITY

As previously discussed in Note 3, the Company acquired 2,600,000 shares of the Company's common stock during the first quarter of fiscal 2007. The Company's transfer agent subsequently cancelled the shares.

On April 12, 2007, the Company issued 300,000 shares of common stock upon the exercise of employee stock options by the Company's principal officers in a cashless exercise.
..

On June 22, 2007, the Company issued 30,927 shares of common stock resulting from the conversion of $26,500 (265 shares) of Series A 5% cumulative convertible preferred stock ("Series A Stock") and the related accrued dividend shares of 4,427 as discussed below.

PREFERRED STOCK ACTIVITY

SERIES A 5% CUMULATIVE CONVERTIBLE PREFERRED STOCK

On June 22, 2007, 265 shares of Series A Stock ($26,500) and the related accrued dividend shares of 4,427 were converted into 30,927 shares of common stock.

SERIES B CONVERTIBLE PREFERRED STOCK

The Company had no Series B Convertible Preferred Stock ("Series B Stock") activity during the six months ended June 30, 2007.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


SERIES A STOCK DIVIDENDS

The Company's Series A Stock accrues cumulative dividends at a rate of five percent per annum, payable semiannually on July 1 and January 1. Dividends are payable in cash, by accretion of the stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Series A Stock or to pay for dividends in cash or in shares of common stock, is at the Company's discretion. To date, the Company has not paid any cash dividends. During the three and six months ended June 30, 2007, Series A Stock dividends were approximately $23,000 and $44,000, respectively. During the three and six months ended June 30, 2006, Series A Stock dividends were approximately $17,000 and $37,000, respectively. Series A Stock dividends are included as a non-operating expense on the Company's consolidated statement of operations.

PREFERRED STOCK ACCOUNTING TREATMENT

Pursuant to SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), and EITF Abstract No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS ("EITF 00-19"), the Company's Series A Stock and related warrants and the Series B Stock and related warrants, are deemed derivative instruments as a result of the embedded conversion feature. Accordingly, the fair value of these derivative instruments has been recorded in the Company's consolidated balance sheet as a liability with the corresponding amount as a discount to the Series A Stock and Series B Stock, respectively. The discounts are being accreted, on a straight-line basis, from the respective issuance date through the respective redemption date adjusted for conversions and are disclosed as a non-operating expense on the Company's consolidated statement of operations. Accretion of the preferred stock redemption value, for both Series A and Series B, for the three and six months ended June 30, 2007 was approximately $220,000 and $440,000, respectively. Accretion of the Series A preferred stock redemption value for the three and six months ended June 30, 2006 was approximately $130,000 and $258,000, respectively. There was no Series B accretion during the three and six months ended June 30, 2006 as the stock was not issued until August 2006.

The increase (decrease) in the fair value of the liability for derivative contracts, for both Series A and Series B, totaled approximately ($331,000) and $37,000 for the three and six months ended June 30, 2007, respectively. The increase in the fair value of the liability for the Series A derivative contract totaled approximately $518,000 and $310,000 for the three and six months ended June 30, 2006, respectively. The offsetting adjustment to the change in the fair value of the liability for derivative contracts is disclosed with other income (expense) in the consolidated statements of operations.

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

The assumptions used in the Black-Scholes valuation model to estimate fair value of each derivative instrument and the resulting weighted average estimated value of the Series A Stock derivative liability and the Series B Stock derivative liability as of June 30, 2007 and 2006 are as follows:

                                                                JUNE 30,
                                                      --------------------------
                                                          2007             2006
                                                      -------------    ---------
      Weighted average estimated values per share        $0.06            $0.74
      Expected life in years                               3.0              3.0
      Expected volatility                                   31%              64%
      Expected dividend yield                                0%               0%
      Risk free interest rate                              5.3%               5%

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)





NOTE 9 - COMMITMENTS AND CONTINGENCIES


OPERATING LEASES


The Company is committed under various non-cancelable operating leases which extend through November 2011. Future minimum rental commitments as of June 30, 2007 are as follows (IN THOUSANDS):

                                                          FUTURE
                                                          MINIMUM
                                      YEAR ENDING          LEASE
                                        JUNE 30,          PAYMENTS
                                    -----------------    -----------
                                          2008              $ 285
                                          2009                123
                                          2010                  1
                                          2011                  1
                                                        -----------
                                         Total              $ 410
                                                         ===========




BANK LINE OF CREDIT


The Company has a line of credit agreement ("LOC Agreement") to borrow up to $2,500,000, bearing interest at the rate of prime (8.25% at June 30, 2007) plus 0.5% and secured by all of the assets of the Company. Interest payments are due monthly and all unpaid interest and principal is due in full on October 30, 2007. Upon certain events of default, the default variable interest rate increases to prime plus 5.5%. The Company had $987,000 available for use at June 30, 2007.


At June 30, 2007, Sysview was not in compliance with all of the LOC Agreement debt covenants. Pursuant to a waiver letter from the lender dated July 26, 2007, the lender agreed to forbear from exercising its rights and remedies with respect to existing defaults under the LOC Agreement from the date of the LOC Agreement through June 30, 2007. Although the lender redefined certain debt covenants defined by the LOC Agreement during the second quarter of fiscal 2007, the Company is working to further redefine additional debt covenants to more accurately assess the Company's financial position and results of operations.


EMPLOYMENT AGREEMENTS


The Company maintains employment agreements with its executive officers which extend through 2008. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of June 30, 2007 termination payments totaling $484,000 are in effect.


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

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Under the April 2007 agreement, the warrants shall vest 7,500 per month on the first day of each month commencing on January 1, 2007 and are immediately exercisable upon vesting. In the event the consulting agreement is terminated prior to December 1, 2007, all unvested warrants shall be immediately cancelled. The warrants will not be registered under federal or state securities laws. The fair value of these warrants, as determined by the Black-Scholes valuation model, totaled approximately $18,000 and is amortized ratably over the vesting period. As such, $4,000 and $8,000 was charged to general and administrative expense and credited to additional paid-in capital during the three and six months ended June 30, 2007, respectively.


SERIES B PREFERRED STOCK REGISTRATION RIGHTS AGREEMENT


Pursuant to the terms of a registration rights agreement ("Agreement") between the investors and the Company, the Company was obligated to file a registration statement on Form SB-2 (which was filed on October 11, 2006) registering the resale of shares of the Company's common stock issuable upon conversion of the Series B Stock and exercise of the related warrants. The Company was required to file the registration statement within 60 days following August 8, 2006 and to have the registration statement declared effective by December 6, 2006, which is 120 days following August 8, 2006. If the registration statement was not timely filed, or declared effective within the timeframe described, or if the registration was suspended other than as permitted in the Registration Rights Agreement, the Company was obligated to pay each Investor a fee equal to one percent of such investor's purchase price of the Series B Stock for each 30 day period thereafter (pro rated for partial periods), that such registration conditions are not satisfied, up to a maximum of 12 months. Because the SEC did not declare the SB-2 effective until January 18, 2007, the Company accrued approximately $7,000, included in general and administrative expense, for damages during the first quarter of fiscal 2007.


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

GEOGRAPHIC INFORMATION

During the three and six months ended June 30, 2007 and 2006, Sysview recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product. The following table summarizes total net sales attributable to significant countries (IN THOUSANDS):


                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                            JUNE 30,                               JUNE 30,
                             ------------------------------------------------------------------------------
                                    2007                2006               2007                2006
                             ------------------------------------------------------------------------------
         U.S.                     $ 3,538             $ 2,366            $ 7,539             $ 4,587
         Asia                           -                  88                  -                 206
         Europe and other             158                  85                284                 184
                             ------------------------------------------------------------------------------
                                  $ 3,696             $ 2,539            $ 7,823             $ 4,977
                             ==============================================================================

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


Presented below is information regarding identifiable assets, classified by operations located in the U.S., Europe and Asia (IN THOUSANDS):

                         JUNE 30,        DECEMBER
                           2007          31, 2006
                     ------------------------------
       U.S.               $ 5,328       $ 4,986
       Asia                   128            84
       Europe                 136            59
                     ------------------------------
                          $ 5,592       $ 5,129
                     ==============================







Assets located in Asia relate to tooling equipment required to manufacture Sysview's product. Assets located in Europe relate to the Company's field service, sales, distribution and inventory management in the Netherlands.

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

o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

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

Our strategy includes a plan to expand our document/image-capture product line and technology while leveraging our assets in other areas of the imaging industry. We are actively shipping six groups of image-capture products. We have expanded our document/image-capture product offerings, and will continue to expand our product offerings in the future in response to the increased market demand for faster and easier-to-use products as well as increased security to meet the growing need for information protection, including identity and financial transaction protection.

CRITICAL ACCOUNTING POLICIES

Our MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, trade receivables and allowance for doubtful accounts, inventories, intangible and long-lived assets, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

INVENTORY AND WARRANTY RESERVES

We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. As of June 30, 2007, we had no inventory reserve. Currently, we purchase the majority of our finished scanner imaging products from Syscan Lab Limited ("SLL"), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"), the parent company of our majority stockholder. SLL warrants the products it manufactures for us against defects in material and workmanship for a period of 18 months after the completion of manufacture. After such 18 month period, SLL provides product repair services for us at its customary hourly repair rate plus the cost of any parts, components, or items necessary to repair the products. As a result of the product warranty provided by SLL, Sysview does not record a product warranty reserve.

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

Purchases from SLL totaled $2,143,000 and $4,321,000 for the three and six months ended June 30, 2007, respectively and $1,845,000 and $3,254,000 for the three and six months ended June 30, 2006, respectively. All purchases from SLL were carried out in the normal course of business. As a result of these purchases, the Company was liable to SLL for $364,000 and $952,000 at June 30, 2007 and December 31, 2006, respectively.

COMMON STOCK ACQUIRED FROM RELATED PARTY

On March 21, 2007, we entered into an agreement with STH whereby we agreed to forego any further collection efforts, including legal action, related to loans that we previously made to STH, which were never repaid by STH. In exchange, STH agreed to the cancellation of 2,600,000 shares of our common stock beneficially owned by STH. In addition, both parties mutually agreed to release and discharge any and all claims that each may have against the other party. The stock certificates were subsequently cancelled by the Company's transfer agent.

INTANGIBLE AND LONG-LIVED ASSETS

We evaluate our intangible assets and long-lived assets, which represent goodwill, long-term investments, and fixed assets, for impairment annually or more frequently if we believe indicators of impairment exist. Significant management judgment is required during the evaluation, including the forecasts of future operating results. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. We had no such asset impairments during the three or six months ended June 30, 2007.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual income taxes may be materially different from our estimates. As a result of our analysis, we concluded that a full valuation allowance against our net deferred tax assets is appropriate at June 30, 2007.

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

STOCK-BASED COMPENSATION EXPENSE

Effective January 1, 2006, we adopted SFAS 123R, SHARE-BASED PAYMENTS ("SFAS 123R"). SFAS 123R requires all share-based payments, including grants of employee stock options and warrants, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes model meets the requirements of SFAS 123R; however, the fair values generated by the model may not be indicative of the actual fair values of our awards as it does not consider certain factors important to our awards, such as continued employment, periodic vesting requirements and limited transferability.

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

RESULTS OF OPERATIONS

The following table summarizes certain aspects of our results of operations for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 (IN THOUSANDS):


                                               THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                          ---------------------------------------    ----------------------------------------
                                            2007     2006           $        %        2007      2006           $        %
                                            ----     ----         ---      ---        ----      ----         ---      ----

Net sales                                 $3,696     $ 2,539      $1,157     46%     $7,823    $ 4,977       $2,846      57%

Cost of sales                              2,150       1,660         490     30       4,634      3,276        1,358      41

      As a percentage of sales                58%         65%                            59%        66%

  Selling and marketing expense              362         300          62     21         762        593          169      28
  General and administrative expense         613         679         (66)   (10)      1,528      1,287          241      19
  Research and development expense           749         469         280     60       1,526        865          661      76

Total other income (expense)                 342        (543)         NM     NM         (17)      (340)          NM      NM
Dividend on 5% convertible
    preferred stock and accretion of
    preferred stock redemption value        (243)       (147          NM     NM        (484)      (295)          NM      NM

NM = Not Meaningful

NET SALES

The significant increase in net sales during both the three and the six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 was attributable to the following:

     o The overall growth of the document/image-capture market resulting from an increased market demand for products that manage how information is retrieved, stored, shared and disseminated;
     o The increased end-user market penetration, including distribution channel expansion, by both us and our largest customers;
     o    The expansion of our customer base;
     o The increased market acceptance of our more recently introduced products, which bear higher margins;
     o Our sales during the first two quarters of fiscal 2007 experienced substantially less of a cyclical downturn as compared to the first two quarters of fiscal 2006. We attribute this more consistent market delivery of our product to (i) the growth of our smaller customers and less dependence on our larger customers, (ii) our management of customer demand and product delivery and (iii) our movement toward a just-in-time inventory management product delivery system;
     o Our increased use of Value Added Reseller ("VAR") channel distributions; and
     o The growth in the small office home office ("SOHO") markets, and the result of our efforts to appeal to customers in the SOHO market.

During the three months ended June 30, 2007, we successfully expanded our significant customer base, which decreases our risk of dependency on a small number of significant customers. During the three months ended June 30, 2007, 85% of sales were generated from six customers as compared to 78% of sales generated from three customers during the same period in fiscal 2006. During the six months ended June 30, 2007, 85% of our sales were generated from six customers as compared to 81% of sales generated from three customers during the same period in fiscal 2006. Although we will continue to focus on expanding our significant customers, we expect that our largest customers will continue to account for a substantial portion of our net sales in the remainder of fiscal 2007 and for the foreseeable future. The identities of our largest customer and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

Although we expect net sales to increase as we continue to expand our business and offer additional products in the document/image-capture market, there can be no assurance that our net sales will increase.

COST OF SALES, INCLUDING GROSS PROFIT

Cost of sales includes all direct costs related to the transfer of scanners, imaging modules and services related to the delivery of those items manufactured in China, and to a lesser extent engineering services and software royalties. Cost of sales increased in absolute dollars as a result of the increased net sales during both the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006. Cost of sales as a percentage of net sales decreased as a result of a higher proportion of overall net sales being generated from our most recently introduced and more feature rich products, including our duplex scanners (scanners that have the ability to scan both sides of a document at once). Our duplex scanners, which bear a higher gross margin than our simplex scanners (scanners that scan only one side of a document) have recently experienced broader market acceptance.

We expect our cost of sales as a percentage of net sales to fluctuate somewhat as our product mix fluctuates. Our average selling price and related material cost used to manufacture our product has been stable and we expect this trend to continue for the foreseeable future.

SELLING AND MARKETING EXPENSE

Selling and marketing expenses consist primarily of salaries and related costs of employees, including stock-based compensation costs, engaged in our sales, marketing and customer account management functions and to a lesser extent, market development and promotional funds for our retail distribution channels, tradeshows, website support, warehousing, logistics and certain sales representative fees. The increase during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily attributable to our presence at various trade shows, which are key to the promotion of our product.

The increase during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily attributable to the stock-based compensation cost (a non-cash charge) as a result of granting stock options to key employees during the first quarter of fiscal 2007 and accounting for such option grants under SFAS 123R. See "Note 6: Employee Equity Incentive Plans" in
Part I, Item 1 of this Form 10-QSB. Stock-based compensation cost was $92,000 for the six months ended June 30, 2007 as compared to $25,000 for the six months ended June 30, 2006.

To a lesser extent, the increase during both the three and six months ended June 30, 2007 as compared to the same periods in fiscal 2006 was attributable to our increased staff and related marketing activities to support our expanding product offerings and the addition of direct sales personnel in Europe and Asia. Although we expect sales and marketing expenses to fluctuate as a result of the timing of advertising and promotions of our various new products and stock option grants, overall we expect selling and marketing expenses to increase as we continue to expand our marketing efforts and the number of products we offer.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of costs associated with our executive, financial, human resources and information services functions, including stock-based compensation costs, facilities-related expenses and outside professional services such as legal and accounting. General and administrative expenses increased during the three and six months ended June 30, 2007 as compared to the same periods in fiscal 2006 as a result of the following:


     o The hiring of an outside investor relations firm to manage and enhance our investor relations function;
     o Increased personnel costs to support our expanding business and related infrastructure; and
     o Increased expenses associated with maintaining our public company status.

Further increasing our costs during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was our stock-based compensation cost (a non-cash charge). We granted stock options to key employees and directors during the first quarter of fiscal 2007 and accounted for such option grants under SFAS 123R. See "Note 6: Employee Equity Incentive Plans" in Part I,
Item 1 of this Form 10-QSB. Stock-based compensation cost was $638,000 and $561,000 for the six months ended June 30, 2007 and 2006, respectively.

During the three months ended June 30, 2007 as compared to the same period in fiscal 2006, we experienced a temporary decrease in general and administrative expense as a result of our decreased stock-based compensation cost. Stock-based compensation cost was $130,000 for the three months ended June 30, 2007 as compared to $290,000 for the same period in fiscal 2006.

We anticipate that general and administrative expenses will continue to increase as our business continues to grow and the costs associated with being a public company continue to increase as a result of our required reporting requirements including, but not limited to, expenses incurred to comply with the Sarbanes-Oxley Act of 2002.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs, of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production. The increase during both the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 is primarily attributable to (i) the increased amount of expensed equipment required to support our future HD display product development; and (ii) stock-based compensation cost (a non-cash charge) as a result of granting stock options to key employees during the first quarter of fiscal 2007 and accounting for such option grants under SFAS 123R. See "Note 6: Employee Equity Incentive Plans" in
Part I, Item 1 of this Form 10-QSB. Stock-based compensation cost was $117,000 and $350,000 for the three and six months ended June 30, 2007, respectively, as compared to $43,000 and $56,000 for the three and six months ended June 30, 2006, respectively.

The remaining increase is a result of increased number of employees engaged in research and development activities, resulting from both direct hiring and acquisitions. The majority of our research and development expense during all periods presented was directly attributable to our future products including our HD display products. Although we plan to continue investing in the future and strengthening our intellectual property position within our highly competitive market by continuing to fund research and development activities related to our HD display products. We expect our refocusing efforts to yield a reduction in research and development expenses.

TOTAL OTHER INCOME (EXPENSE)

Other income (expense) for the three and six months ended June 30, 2007 was primarily comprised of the $331,000 decrease and the $37,000 increase, respectively, in the fair value of the liability for derivative contracts (associated with our Series A Stock and related warrants and Series B Stock and related warrants). Other income (expense) for the three and six months ended June 30, 2006 was primarily comprised of the $518,000 and $310,000 increase, respectively, in the fair value of the liability for derivative contracts (associated with our Series A Stock and related warrants).

Pursuant to SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), and EITF Abstract 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS ("EITF 00-19"), the increase in the fair value of the liability for derivative contracts is included as other expense in our consolidated statements of operations and the decrease in the fair value of the liability for derivative contracts is included as other income in our consolidated statements of operations.

DIVIDEND ON SERIES A STOCK AND ACCRETION OF PREFERRED STOCK REDEMPTION VALUE

During the three and six months ended June 30, 2007, the total accretion on our preferred stock was $220,000 and $440,000, respectively. During the three and six months ended June 30, 2006 the total accretion on our preferred stock was $130,000 and $258,000, respectively. The increases are attributable to our Series B Stock, which was outstanding during the three and six months ended June 30, 2007 but not outstanding during the three and six months ended June 30, 2006.

During the three and six months ended June 30, 2007, Series A Stock dividends were approximately $23,000 and $44,000, respectively. During the three and six months ended June 30, 2006, Series A Stock dividends were approximately $17,000 and $37,000, respectively. Preferred dividends are slightly higher in fiscal 2007 as compared to the same periods in fiscal 2006 as the dividends are cumulative. We do not pay dividends on our Series B Stock.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, our principal sources of liquidity included cash and cash equivalents of $772,000 and unused borrowing capacity of $987,000 under our bank line of credit. We had no significant cash outlays, except as part of our normal operations, during the three months ended June 30, 2007.

Operating activities: During the six months ended June 30, 2007, our operating activities used $994,000 of cash. This was primarily a result of our $1,130,000 net loss, $1,587,000 of net non-cash expenses and $1,451,000 net cash used by changes in operating assets and liabilities. During the six months ended June 30, 2007, our operating activities used $143,000 of cash. This was primarily a result of our $1,679,000 net loss, $1,232,000 of net non-cash expenses and $304,000 net cash provided by changes in operating assets and liabilities. Non-cash items included in net loss for both the six months ended June 30, 2007 and 2006 include depreciation expense, stock-based compensation cost of options, fair value of warrants issued for services rendered, change in fair value of derivative instruments and the accretion of our Series A and Series B preferred stock redemption value.

Changes in our operating assets and liabilities are a result of the significant increase in the sales of our product during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 and the timing of purchasing our product to support the increase of sales.

A significant use of cash during the six months ended June 30, 2007 was attributable to paying our contract manufacturer according to normal and customary payment terms. We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing activities: Our investing activities for both the six months ended June 30, 2007 and 2006 were minimal and consisted of purchasing computer and general equipment during the normal course of business.

Financing activities: During the six months ended June 30, 2007, our financing activities consisted solely of a $500,000 draw against our bank line of credit to meet short-term obligations, including payment on the purchase of our product. We had no financing activities during the three months ended June 30, 2006.

CASH AND WORKING CAPITAL REQUIREMENTS

As previously discussed, we plan to continue increasing our presence in the document/image-capture market, which may require additional capital. Additionally, we may seek to expand our operations through acquisitions of companies in either the document/image-capture market that we believe could complement our business model, improve our competitive positioning and expand our product offerings.

Management believes if we continue to fund research and development efforts at the current level, including our expansion into the HD display market, that additional capital through either the incurrence of debt or the issuance of equity securities, or a combination thereof, may be necessary. There is no assurance that such additional funds will be available for us to continue to finance our expansion plans. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements as we expand our business operations.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (IN THOUSANDS):


                                                    LESS THAN        ONE - THREE      THREE - FIVE
                                      TOTAL          ONE YEAR           YEARS             YEARS
                                    -----------    -------------    --------------    --------------

Line of credit (1)                     $ 1,513     $     1,513            $    -             $   -
Operating lease obligations                410             285              124                 1
Consulting agreement                        53              53                -                 -
                                    -----------    -------------    --------------    --------------
Total contractual cash obligations     $ 1,976     $     1,851           $  124              $  1
                                    ===========    =============    ==============    ==============


(1) The Company has a line of credit agreement ("LOC Agreement") to borrow up to $2,500,000, bearing interest at the rate of prime (8.25% at June 30, 2007) plus 0.5% and secured by all of the assets of the Company. Interest payments are due monthly and all unpaid interest and principal is due in full on October 30, 2007. Upon certain events of default, the default variable interest rate increases to prime plus 5.5%. The Company had $987,000 available for use at June 30, 2007.

At June 30, 2007, Sysview was not in compliance with all of the LOC Agreement debt covenants. Pursuant to a waiver letter from the lender dated July 26, 2007, the lender agreed to forbear from exercising its rights and remedies with respect to existing defaults under the LOC Agreement from the date of the LOC Agreement through June 30, 2007. Although the lender redefined certain debt covenants defined by the LOC Agreement during the second quarter of fiscal 2007, the Company is working to further redefine additional debt covenants to more accurately assess the Company's financial position and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2007, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(c)(2) of SEC Regulation S-B. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.


TRENDS

As of June 30, 2007, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties existed, which are likely to have a material effect on our liquidity, except as described in "Note 9: Commitments and Contingencies" in Part I, Item 1 of this Form 10-QSB.

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

ITEM 6 - EXHIBITS

  EXHIBIT
  NUMBER            DESCRIPTION OF EXHIBIT                      METHOD OF FILING
----------     ---------------------------------------------    ----------------
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

                            SYSVIEW TECHNOLOGY, INC.



                             Date: August 7, 2007
                             /S/ DARWIN HU
                             -------------
                             Darwin Hu, Chairman and Chief Executive Officer



                             Date: August 7, 2007
                             /S/ WILLIAM HAWKINS
                             -------------------
                             William Hawkins, Acting Chief Financial Officer Chief Operating Officer and Secretary