Form 10QSB
period 2007-09-30
SYSVIEW TECHNOLOGY, INC.
filed 2007-11-14
CIK 1096857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The number of shares of Common Stock outstanding as of October 31, 2007 was 14,933,754.

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

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                            SYSVIEW TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                           2007         2006
                                                         --------    --------
ASSETS                                                 (Unaudited)   (Audited)
Current assets:
  Cash and cash equivalents                              $  2,137    $  1,333
  Trade receivables                                         1,931       1,813
  Inventories                                               1,356       1,642
  Prepaid expenses and other current assets                    86          73
                                                         --------    --------
     Total current assets                                   5,510       4,861

Fixed assets, net                                             143         108
Long-term investment                                          160         160
                                                         --------    --------
          Total assets                                   $  5,813    $  5,129
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Bank line of credit                                    $   --      $  1,013
  Current portion of long-term debt and
    related warrant liability                               1,350        --
  Trade payables to related parties                           602         952
  Trade payables and other current liabilities                621         704
  Accrued dividends on Series A 5% cumulative
    convertible preferred stock                               161         152
                                                         --------    --------
     Total current liabilities                              2,734       2,821

Long-term bank line of credit                               2,000        --
Long-term loan, net of current portion                          3        --

Other liabilities:
  Liability under derivative contracts                        692         229
                                                         --------    --------

          Total liabilities                                 5,429       3,050

Commitments and contingencies (Note 9)

Convertible preferred stock, $.001 par value,
  2,000 authorized:
  Series A 5% cumulative convertible preferred
    stock, 11.5 and 16 shares                                 983         957
     issued and outstanding at September 30, 2007
     and December 31, 2006,
     respectively; liquidation value of $1,150
     and $1,565 at September 30,
     2007 and December 31, 2006, respectively
  Series B convertible preferred stock, 11.2
    and 11.5 shares issued and                                415         152
     outstanding at September 30, 2007 and
     December 31, 2006, respectively;
     liquidation value of $1,120 and $1,150 at
     September 30, 2007 and
     December 31, 2006, respectively

Stockholders' (deficit) equity:
  Common stock $.001par value, 50,000 authorized,
    14,934 shares issued                                       14          24
     and 14,434 outstanding at September 30, 2007
     and 24,642 shares issued
     and 24,142 outstanding at December 31, 2006
     (500 shares held in escrow)
  Additional paid-in capital                               29,622      29,651
  Accumulated deficit                                     (30,650)    (28,705)
                                                         --------    --------
     Total stockholders' (deficit) equity                  (1,014)        970
                                                         --------    --------
         Total liabilities and stockholders'
            (deficit) equity                             $  5,813    $  5,129
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



                                    SYSVIEW TECHNOLOGY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                      THREE MONTHS            NINE MONTHS
                                                          ENDED                  ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                   --------------------    -------------------
                                                     2007        2006        2007        2006
                                                   --------    --------    --------    --------

Net sales                                          $  3,296    $  4,098    $ 11,119    $  9,075

Cost of sales                                         1,975       2,700       6,609       5,976
                                                   --------    --------    --------    --------

Gross profit                                          1,321       1,398       4,510       3,099

Operating expenses:
  Selling and marketing                                 310         307       1,072         900
  General and administrative                            610         676       2,138       1,963
  Research and development                              526         584       2,052       1,449
                                                   --------    --------    --------    --------
Total operating expenses                              1,446       1,567       5,262       4,312
                                                   --------    --------    --------    --------

Operating loss                                         (125)       (169)       (752)     (1,213)
                                                   --------    --------    --------    --------

Other income (expense)
  Fair value of common stock warrants issued
     in connection with equity financing               --          (173)       --          (173)
  Preferred stock issuance costs                       --           (80)       --           (80)
  Change in fair value of derivative instruments       (464)        955        (501)        645
  Other                                                  13         (15)         33         (45)
                                                   --------    --------    --------    --------
Total other income (expense)                           (451)        687        (468)        347

                                                   --------    --------    --------    --------
Net income (loss) before income taxes                  (576)        518      (1,220)       (866)
Provision for income taxes                                2        --             4        --
                                                   --------    --------    --------    --------

Net income (loss)                                      (578)        518      (1,224)       (866)
Dividend on Series A and accretion of
   Series A and Series B preferred stock
   redemption value                                    (237)       (209)       (721)       (504)
                                                   --------    --------    --------    --------
Net income (loss) available to
   common stockholders                             $   (815)   $    309    $ (1,945)   $ (1,370)
                                                   ========    ========    ========    ========

Net income (loss) per common share -
   basic and diluted                               $  (0.04)   $   0.01    $  (0.09)   $  (0.06)
                                                   ========    ========    ========    ========

Weighted average common shares outstanding:
  Basic                                              21,717      24,093      22,445      24,092
                                                   ========    ========    ========    ========
  Diluted                                            21,717      24,316      22,445      24,092
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


                                    SYSVIEW TECHNOLOGY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                         (IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                         ----------------------
                                                                           2007          2006
                                                                         -------        -------

OPERATING ACTIVITIES
Net loss available to common stockholders                                $(1,945)       $(1,370)
Adjustments to reconcile net loss to net cash
          used by Operating activities:
  Depreciation expense                                                        32             33
  Stock-based compensation cost - options                                  1,272            977
  Fair value of common stock warrants issued
          for services rendered                                               14           --
  Interest expense attributable to amortization
          of debt issuance costs                                               2           --
  Change in fair value of derivative instruments                             501           (645)
   Fair value of common stock warrants in
          connection with equity financing                                  --              173
  Accretion of Series A and Series B preferred stock
          redemption value                                                   657            445
  Changes in operating assets and liabilities:
     Trade receivables                                                      (118)          (801)
     Inventories                                                             286           (247)
     Prepaid expenses and other current assets                               (13)           (82)
     Accrued dividends on Series A 5%
          cumulative convertible stock                                        64             59
     Trade payables to related parties                                      (350)           327
     Trade payables and other current liabilities                            (18)           183
                                                                         -------        -------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                 384           (948)
                                                                         -------        -------

INVESTING ACTIVITIES
  Capital expenditures                                                       (67)          (209)
                                                                         -------        -------
CASH USED BY INVESTING ACTIVITIES                                            (67)          (209)
                                                                         -------        -------

FINANCING ACTIVITIES
  Proceeds from issuance of preferred stock                                 --            1,150
  Payoff of existing bank line of credit                                  (1,013)          --
  Advances on replacement bank line of credit                              1,500           --
                                                                         -------        -------
CASH PROVIDED BY FINANCING ACTIVITIES                                        487          1,150
                                                                         -------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         804             (7)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,333          1,426
                                                                         -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 2,137        $ 1,419
                                                                         =======        =======

  NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Restricted common stock acquired from
          related party                                                  $     2        $  --
                                                                         =======        =======
    Conversion of convertible preferred
          stock to common stock                                          $   525        $    30
                                                                         =======        =======
    Issuance of preferred stock warrants in
          connection with debt financing                                 $   399        $  --
                                                                         =======        =======
    Purchase of restricted common stock for retirement                   $ 2,000        $  --
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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2007. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission ("SEC") on April 3, 2007.

The consolidated financial statements include the accounts of Sysview and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


Certain accounts have been reclassified to conform to the current period presentation. Such reclassifications did not affect total net sales, operating income (loss) or net income (loss) available to common stockholders.

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

In June 2007, the FASB ratified the Emerging Issues Task Force ("EITF") Issue No. 07-3, "ACCOUNTING FOR NONREFUNDABLE ADVANCE PAYMENTS FOR GOODS OR SERVICES TO BE USED IN FUTURE RESEARCH AND DEVELOPMENT Activities" ("EITF 07-3"). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of fiscal 2008. The Company is currently evaluating the potential impact this standard may have on its consolidated financial position, cash flows and results of operations, but does not believe the impact of the adoption will be material.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

Purchases from SLL totaled $1,780,000 and $6,101,000 for the three and nine months ended September 30, 2007, respectively, and $2,669,000 and $5,923,000 for the three and nine months ended September 30, 2006, respectively. All purchases from SLL were carried out in the normal course of business. As a result of these purchases, the Company was liable to SLL for $602,000 and $952,000 at September 30, 2007 and December 31, 2006, respectively.

COMMON STOCK ACQUIRED FROM RELATED PARTY

On March 21, 2007, the Company entered into an agreement with STH whereby the Company agreed to forego any further collection efforts, including legal action, related to loans that were previously made by the Company to STH, which were never repaid by STH. In exchange, STH agreed to the cancellation of 2,600,000 shares of the Company's restricted common stock beneficially owned by STH. In addition, both parties mutually agreed to release and discharge any and all claims that each may have against the other party. The stock certificates were subsequently cancelled by the Company's transfer agent. The Company recorded the stock acquisition as a decrease to common stock with the corresponding offset to additional paid-in capital during the first quarter of fiscal 2007.

NOTE 4 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

CASH AND CASH EQUIVALENTS

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of September 30, 2007, the Company had consolidated balances of approximately $1,835,000, which were not guaranteed by the FDIC. The Company has not experienced any losses in such accounts and believes the exposure is minimal.

MAJOR CUSTOMERS AND TRADE RECEIVABLES

A relatively small number of customers account for a significant percentage of the Company's sales. Customers that exceeded 10% of total revenues and accounts receivable were as follows:

                           THREE MONTHS ENDED            NINE MONTHS ENDED
                             SEPTEMBER 30,                 SEPTEMBER 30,
                       ---------------------------    -------------------------
                          2007           2006            2007          2006
                       ------------   ------------    -----------    ----------
         Customer A         26%            51%             28%            43%
         Customer B         23             10              13             10
         Customer C         19              *              15             11
         Customer D         11              *               *              *
         Customer E          *             17              14             16

* Customer accounted for less than 10% for the period indicated.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



Trade receivables from these customers totaled $1,728,000 at September 30, 2007. As of September 30, 2007, all the Company's trade receivables were unsecured.

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

Effective January 1, 2006 Sysview adopted the fair value recognition provisions of SFAS 123R, SHARE-BASED PAYMENTS ("SFAS 123R"), using the modified prospective application method. Under this transition method, compensation cost recognized for the three and nine months ended September 30, 2007 and 2006, includes the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and the Accounting Principles Board ("APB") 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25")), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS
123R).

The following table sets forth the total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (IN THOUSANDS):


                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                       --------------------------    --------------------------
                                          2007           2006           2007           2006
                                       -----------    -----------    ------------    ----------
       Selling and marketing             $  15          $  13        $    107          $  38
       General and administrative           71            227            709             788
       Research and development            106             96            456             151
                                       -----------    -----------    ------------    ----------
          Total                           $192           $336        $ 1,272            $977
                                       ===========    ===========    ============    ==========


At September 30, 2007, the Company had approximately $991,000 of total unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted-average period of approximately 18 months.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


STOCK OPTIONS

The following table summarizes stock option activity and related information for the nine months ended September 30, 2007:


                                                              WEIGHTED-AVERAGE
                                                                  EXERCISE
                                                 OPTIONS           PRICE
                                               -------------    -------------

       Outstanding at December 31, 2006         4,890,000          $0.18
           Granted                              3,036,000           0.70
           Exercised                             (300,000)         (0.01)
           Cancelled                             (163,450)         (0.84)
                                               -------------    -------------
       Outstanding at September 30, 2007        7,462,550          $0.39
                                               =============    =============


The following table summarizes all options outstanding and exercisable by price range as of September 30, 2007:


                                           OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                           ----------------------------------------------------    --------------------------------
                                               WEIGHTED-AVERAGE
                                                 REMAINING        WEIGHTED-AVERAGE                    WEIGHTED-AVERAGE
         RANGE OF                               CONTRACTUAL         EXERCISE                            EXERCISE
      EXERCISE PRICES          NUMBER          LIFE (YEARS)          PRICE             NUMBER            PRICE
                            OUTSTANDING                                             EXERCISABLE
     ------------------    ---------------    ----------------    -------------    ---------------    -------------

           $0.01              3,696,550            4.57              $0.01            3,696,550          $0.01
       $0.65 - $0.70          3,186,000            9.43              $0.70            1,042,833          $0.70
           $1.01                580,000            8.64              $1.01              276,667          $1.01


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

Common stock equivalents were not considered in calculating diluted net loss per common share for the three and nine months ended September 30, 2007 or for the nine months ended September 30, 2006 as their effect would be anti-dilutive. Common stock equivalents were taken into consideration in calculating diluted net income per common share for the three months ended September 30, 2006, but the impact did not change net income per share. As a result, for all periods presented, the Company's basic and diluted net income (loss) per share is the same.

The computation of the Company's basic and diluted earnings per share for the three months ended September 30, 2006 is as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


    Net income available to common stockholders                  $     309

    Weighted average common shares outstanding                      24,093
        Dilutive effect of employee equity incentive plans             223
                                                                ----------
    Weighted average common shares outstanding,
        assuming dilution                                           24,316
                                                                ==========

    Basic earnings per common share                                  $0.01
                                                                ==========
    Diluted earnings per common share                                $0.01
                                                                ==========

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



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

NOTE 8 - EQUITY

COMMON STOCK ACTIVITY

As previously discussed in Note 3, the Company acquired 2,600,000 shares of the Company's restricted common stock during the first quarter of fiscal 2007. The Company's transfer agent subsequently cancelled the shares.

During the second quarter of 2007, the Company issued 300,000 shares of common stock upon the exercise of employee stock options by the Company's principal officers in a cashless exercise.

During the second quarter of 2007, the Company issued 30,927 shares of common stock resulting from the conversion of $26,500 (265 shares) of Series A 5% cumulative convertible preferred stock ("Series A Stock") and the related accrued dividend shares of 4,427 as discussed below.

During the third quarter of 2007, the Company issued 560,734 shares of common stock resulting from the conversion of (i) $388,500 (3,885 shares) of Series A Stock and the related accrued dividend shares of 55,527 and penalty shares of 86,707 and (ii) $30,000 (300 shares) of Series B Stock as discussed below.

During the third quarter of 2007, the Company repurchased 8,000,000 of its restricted common stock from its majority shareholder for $2,000,000 less related transaction fees. Of the $2,000,000 consideration, $500,000 was paid through the Company's newly established credit line with a commercial bank, and the remainder was financed through a $1,500,000 loan from Montage Capital, LLC a private investment group. See Note 9. Additionally, the Company agreed that if its HD display business is sold to a certain party, specifically identified in the repurchase agreement, and receives stock of the buyer as consideration, then it will transfer a portion of that stock to the majority stockholder. The Company repurchased the 8,000,000 shares for the purpose of retiring the shares. As such, the Company accounted for the repurchase under the Accounting Research Bulletin ("ARB") 43, RESTATEMENT AND REVISION OF ACCOUNTING RESEARCH BULLETINS ("ARB 43") by recording a reduction to common stock and additional paid-in capital. As of the date of this report, the physical stock certificate was being held by the Company's transfer agent and was in the process of being retired.

PREFERRED STOCK ACTIVITY

SERIES A 5% CUMULATIVE CONVERTIBLE PREFERRED STOCK

During the second quarter of 2007, 265 shares of Series A Stock ($26,500) and the related accrued dividend shares of 4,427 were converted into shares of common stock.

During the third quarter of 2007, 3,885 shares of Series A Stock ($388,500) and the related accrued dividend shares of 55,527 were converted into shares of common stock.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



SERIES B CONVERTIBLE PREFERRED STOCK

During the third quarter of 2007, 300 shares of Series A Stock ($30,000) were converted into shares of common stock.

SERIES A STOCK DIVIDENDS

The Company's Series A Stock accrues cumulative dividends at a rate of 5% per year, payable semiannually on July 1 and January 1. Dividends are payable in cash, by accretion of the stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Series A Stock or to pay for dividends in cash or in shares of common stock, is at the Company's discretion. To date, the Company has not paid any cash dividends. During the three and nine months ended September 30, 2007, Series A Stock dividends were approximately $20,000 and $64,000, respectively. During the three and nine months ended September 30, 2006, Series A Stock dividends were approximately $22,000 and $59,000, respectively. Series A Stock dividends are included as a non-operating expense on the Company's consolidated statement of operations.

PREFERRED STOCK ACCOUNTING TREATMENT

Pursuant to SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), and EITF Abstract No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS ("EITF 00-19"), the Company's Series A Stock and related warrants and the Series B Stock and related warrants, are deemed derivative instruments as a result of the embedded conversion feature. Accordingly, the fair value of these derivative instruments has been recorded in the Company's consolidated balance sheet as a liability with the corresponding amount as a discount to the Series A Stock and Series B Stock, respectively. The discounts are being accreted, on a straight-line basis, from the respective issuance date through the respective redemption date adjusted for conversions and are disclosed as a non-operating expense on the Company's consolidated statement of operations. Accretion of the preferred stock redemption value, for both Series A and Series B, for the three and nine months ended September 30, 2007 was approximately $217,000 and $657,000, respectively. Accretion of the Series A preferred stock redemption value for the three and nine months ended September 30, 2006 was approximately $187,000 and $445,000, respectively.

The increase (decrease) in the fair value of the liability for derivative contracts, both Series A and Series B, totaled approximately $464,000 and $501,000 for the three and nine months ended September 30, 2007, respectively. The decrease in the fair value of the liability for the Series A and Series B derivative contract totaled approximately ($955,000) and ($645,000) for the three and nine months ended September 30, 2006, respectively. The offsetting adjustment to the change in the fair value of the liability for derivative contracts is disclosed with other income (expense) in the consolidated statements of operations.

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

The assumptions used in the Black-Scholes valuation model to estimate fair value of each derivative instrument and the resulting weighted average estimated value of the Series A and Series B Stock derivative liabilities as of September 30, 2007 and 2006 are as follows:

                                                            SEPTEMBER 30,
                                                     ---------------------------
                                                         2007           2006
                                                     -----------    ------------
          Weighted average estimated values per share   $0.16           $0.15
          Expected life in years                          3.0             3.0
          Expected volatility                              32%             42%
          Expected dividend yield                           0%              0%
          Risk free interest rate                         5.3%            5.3%

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)




NOTE 9 - COMMITMENTS AND CONTINGENCIES


OPERATING LEASES


The Company is committed under various non-cancelable operating leases which extend through November 2011. Future minimum rental commitments as of September 30, 2007 are as follows (IN THOUSANDS):

                                                         FUTURE
                                                         MINIMUM
                                      YEAR ENDING        LEASE
                                     SEPTEMBER 30,        PAYMENTS
                                    -----------------    -----------
                                          2008              $ 288
                                          2009                 51
                                          2010                  1
                                                         -----------
                                         Total              $ 340
                                                         ===========

BANK LINE OF CREDIT


During September 2007, Sysview replaced its existing $2,500,000 line of credit at a commercial bank with a similar line of credit ("LOC") at a different commercial bank. The new LOC initial maximum available credit is $2,000,000 and will automatically increase to $3,000,000 on the later of (i) December 12, 2007 if the Company remains in compliance with all debt covenants, or (ii) Sysview pays down its subordinate debt (as discussed in the following paragraph) below $1,000,000. Borrowings under the LOC are limited to 80% of eligible accounts receivable and 40% of eligible inventory, as defined in the LOC agreement. The LOC bears an annual interest rate of prime (7.75% at September 30, 2007) plus 1.25% for advances drawn against accounts receivables and prime plus 2.25% for advances drawn against inventory. Interest payments are due monthly and all unpaid interest and principal is due in full on September 13, 2009. Upon certain events of default, the default variable interest rate increases to prime plus 5%. The Company did not have any borrowing capacity on the LOC at September 30, 2007.


As of September 30, 2007, Sysview was in compliance with all LOC debt covenants.


LONG-TERM LOAN


On September 27, 2007 the Company entered into a $1,500,000 term loan agreement ("Loan Agreement") with Montage Capital, LLC ("Lender") in an arm's length transaction. The Company received $1,500,000, less closing costs, and was restricted under the Loan Agreement, to use the funds for repurchasing shares of the Company's common stock as previously discussed at Note 8. Sysview granted the Lender a continuing security interest, and pledged to the Lender, all of its assets to secure payment and performance of its obligations under the Loan Agreement. The Loan Agreement and the security interest are subordinate to Sysview's LOC.


The Loan Agreement bears an annual interest rate of 15% with interest-only payments due monthly starting from initial funding through October 31, 2007. Thereafter, principal of $100,000 per month plus accrued interest is due at the end of each month through the loan's maturity date of November 30, 2008. The remaining principal balance and accrued interest is due on the maturity date. If the Company sells any assets outside the ordinary course of business and receives cash proceeds from such sale, the Lender must be paid 20% of such proceeds as pre-payment of the outstanding principal.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



The Lender has the right to declare all of the amounts due under the Loan Agreement immediately due and payable for any of the following reasons:

o Sysview fails to make any payment of principal or interest on its due date, or pay any other amount due to the Lender within ten days after such amount is due and payable;

o Sysview fails or neglects to perform, keep, or observe any term, provision, condition, covenant, or agreement contained in the Loan Agreement, subject in some cases to a ten-day grace period;

o Sysview or any person acting on behalf of Sysview makes any warranty, representation, or other statement that is incorrect in any material respect when made;

o A default or event of default occurs under any agreement to which Sysview is a party or by which it is bound, including Sysview's LOC (as discussed above) (i) resulting in a right by the other party or parties, whether or not exercised, to accelerate the maturity of any indebtedness in excess of $50,000 or (ii) the occurrence of a material adverse effect. A material adverse effect is defined as a change in Sysview's business, prospects, operations, results of operations, assets, liabilities, or financial or other condition, (ii) the material impairment of the prospect of repayment of any portion of the amounts due the Lender by Sysview, or (iii) a material adverse change in the value of the collateral securing the amounts due under the Loan Agreement;

o Any portion of Sysview's assets is attached, seized, or levied upon, or a judgment for more than $50,000 is awarded against Sysview and is not stayed within ten days;

o    If Sysview dissolves or begins a bankruptcy or other insolvency proceeding;
     or

o A bankruptcy or other insolvency proceeding is begun against Sysview and is not dismissed or stayed within sixty days.

In connection with the Loan Agreement, the Company issued warrants ("Loan Warrants") to purchase up to 650,000 shares of Sysview's common stock at an initial exercise price of $0.60 per share. The Loan Warrants vested immediately and expire September 2012. Subsequent to the initial funding of the Loan Agreement, the warrant holders may require the Company to purchase the warrant for a maximum of $250,000. And if any amount remains outstanding under the Loan Agreement after March 31, 2008, the warrant repurchase price increases to a maximum of $350,000.

Under the Black-Scholes pricing model, the fair value of the Loan Warrant on the issuance date was $399,000. Because the warrants were immediately redeemable for $250,000 cash at the warrant holder's request, the Company accounted for the $250,000 warrant redemption value as a current liability and the $149,000 excess fair value over the warrant redemption value as additional paid-in capital. The Company will accrete the entire $399,000 debt discount to interest expense over the life of the Loan Agreement. The Company recorded interest expense for the year ended September 30, 2007 of $2,000 in connection with the Loan Warrants.

Future annual repayment obligations as of September 30, 2007 were as follows (IN THOUSANDS):

       Principal payments due less than 12 months              $ 1,100
       Principal payments due more than 12 months                  400
       Loan Warrants redemption value                              250
                                                             -----------
           Total obligations                                     1,750
       Less unamortized debt discount                             (397)
       Less current portion                                     (1,350)
                                                             -----------
           Long-term loan, net of current portion            $        3
                                                             ===========

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)




The Company calculated the initial fair value of all its warrants under the Black-Scholes pricing model with the following assumptions: contractual term of five years, 5.3% risk-free interest rate, expected volatility of 90% and expected dividend yield of 0%.

The Loan Warrant includes registration rights that require the Company to file a registration statement with the Securities and Exchange Commission (the "SEC") registering the shares of common stock underlying the Loan Warrant within 120 days after the issue date and to have such registration statement declared effective within 165 days after the issue date. For any 30 day period during which the registration obligations are unfulfilled, the Lender may acquire an additional 27,500 shares under the Loan Warrant. The Company accounts for the Loan Warrant registrations rights under EITF-00-19-2, ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS ("EITF-00-19-2"). EITF-00-19-2 requires the contingent liability under the registration payment arrangement to be included in the allocation of proceeds from the related debt financing transaction if payment is probable and can be reasonably estimated at inception. In management's opinion, payment of the Loan Warrant registrations rights contingent liability is not probable, and therefore, not reflected in the Company's financials statements as of September 30, 2007. The Company will continue to evaluate the registration rights contingent liability and the probability of the occurrence of payment under the registration rights at each reporting period to determine if the liability should be reflected in the Company's financial statements.


Upon the occurrence of an event of default under the Loan Agreement, the Lender may acquire 13,750 shares under the Loan Warrant on the date of such occurrence and an additional 13,750 shares on the first day of each 30 day period after such event of default until all amounts under the Loan Agreement have been paid in full.


The Loan Warrant provides for weighted average anti-dilution price adjustments if the Company issues common stock (or securities convertible into common stock) for consideration less than the then-effective exercise price; provided that if the Company sells or issues its equity securities within one year after the issue date in an offering in which the Company receives gross proceeds of at least $1,000,000 ("Equity Event"), then, at the option of the Lender, the shares into which the Loan Warrant is convertible will be of the type and series of stock issued in the Equity Event, the exercise price shall be equal to the price per share paid in the Equity Event, and the Lender shall have the rights given to the purchasers in the Equity Event.


EMPLOYMENT AGREEMENTS


The Company maintains employment agreements with its executive officers which extend through 2008. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of September 30, 2007 termination payments totaling $484,000 are in effect.


CONSULTING AGREEMENT


The Company entered into an Investor Relations Consulting Agreement dated December 5, 2006, for a term of one year beginning January 1, 2007, payable monthly as follows: (i) $5,000 for January, February and March; (ii) $7,500 for April, May and June; (iii) $8,500 for July, August and September; and (iv) $9,000 for October, November, and December. Additionally, the Company agreed to pay the consultant 90,000 warrants with an exercise price of $0.65 per share, expiring in three years, with immediate vesting on January 1, 2007, and exercisable at the rate of 7,500 options the first day of each month during calendar 2007. In April 2007, the Company entered a separate warrant agreement that amended terms of the warrants awarded in the December 5, 2006 agreement. Under the April 2007 agreement, the warrants shall vest 7,500 per month on the first day of each month commencing on January 1, 2007 and are immediately exercisable upon vesting. In the event the consulting agreement is terminated prior to December 1, 2007, all unvested warrants shall be immediately cancelled. The warrants will not be registered under federal or state securities laws. The fair value of these warrants, as determined by the Black-Scholes valuation model, totaled approximately $18,000 and is amortized ratably over the vesting period. As such, $5,000 and $13,000 was charged to general and administrative expense and credited to additional paid-in capital during the three and nine months ended September 30, 2007, respectively.

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



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

GEOGRAPHIC INFORMATION

During the three and nine months ended September 30, 2007 and 2006, Sysview recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product. The following table summarizes total net sales attributable to significant countries (IN THOUSANDS):


                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                         SEPTEMBER 30,                          SEPTEMBER 30,
                             ------------------------------------------------------------------------------
                                    2007                2006               2007                2006
                             ------------------------------------------------------------------------------
         U.S.                     $ 3,103             $ 3,910           $ 10,642             $ 8,497
         Asia                           7                 111                  7                 317
         Europe and other             186                  77                470                 261
                             ------------------------------------------------------------------------------
                                  $ 3,296             $ 4,098           $ 11,119             $ 9,075
                             ==============================================================================

                             SYSVIEW TECHNOLOGY, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



Presented below is information regarding identifiable assets, classified by operations located in the U.S., Europe and Asia (IN THOUSANDS):

              SEPTEMBER 30,       DECEMBER
                   2007         31, 2006
              -------------------------------
U.S.               $ 5,508        $ 4,986
Asia                   119             84
Europe                 186             59
              -------------------------------
                   $ 5,813        $ 5,129
              ===============================


Assets located in Asia relate to tooling equipment required to manufacture Sysview's product. Assets located in Europe relate to the Company's field service, sales, distribution and inventory management in the Netherlands.

NOTE 11 - SUBSEQUENT EVENT

During October 2007, 50,000 shares of Series B Stock ($500,000) were converted into 500,000 shares of common stock. As of November 14, 2007, the remaining liquidation value of Series B Stock was $620,000.

During November 2007, the Company suspended its HD display research and development efforts. The Company does not expect to expend any additional effort or funds to further develop and deploy its HD technology. The Company has been and will continue to evaluate different strategic opportunities related to its in-process HD technology and intellectual property, including but not limited to the sale of all HD-related assets.

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

o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

OVERVIEW

We are in the business of designing, developing and delivering imaging technology solutions. Our technology is protected under multiple patents. We focus our research and development toward new deliverable and marketable technologies. We sell our products to customers throughout the world, including the United States, Canada, Europe, South America, Australia and Asia.

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

During September 2007, we engaged an independent investment firm to explore and evaluate a range of strategic opportunities to enhance shareholder value, including, but not limited to, combinations, partnerships, sales or mergers of our operations or assets with another entity and/or a recapitalization. As of the date of this filing, we continue to evaluate different strategic opportunities.

During November 2007, we suspended our HD display research and development efforts. We do not expect to expend any additional effort or funds to further develop and deploy our HD technology. We have been and will continue to evaluate different strategic opportunities related to our in-process HD technology and intellectual property, including but not limited to the sale of all HD-related assets.

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

INVENTORY AND WARRANTY RESERVES

We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. As of September 30, 2007, we had no inventory reserve. Currently, we purchase the majority of our finished scanner imaging products from Syscan Lab Limited ("SLL"), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"), the parent company of our majority stockholder. SLL warrants the products it manufactures for us against defects in material and workmanship for a period of 18 months after the completion of manufacture. After such 18 month period, SLL provides product repair services for us at its customary hourly repair rate plus the cost of any parts, components, or items necessary to repair the products. As a result of the product warranty provided by SLL, Sysview does not record a product warranty reserve.

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

Purchases from SLL totaled $1,780,000 and $6,101,000 for the three and nine months ended September 30, 2007, respectively, and $2,669,000 and $5,923,000 for the three and nine months ended September 30, 2006, respectively. All purchases from SLL were carried out in the normal course of business. As a result of these purchases, the Company was liable to SLL for $602,000 and $952,000 at September 30, 2007 and December 31, 2006, respectively.

COMMON STOCK ACQUIRED FROM RELATED PARTY

On March 21, 2007, we entered into an agreement with STH whereby we agreed to forego any further collection efforts, including legal action, related to loans that we previously made to STH, which were never repaid by STH. In exchange, STH agreed to the cancellation of 2,600,000 shares of our restricted common stock beneficially owned by STH. In addition, both parties mutually agreed to release and discharge any and all claims that each may have against the other party. The stock certificates were subsequently cancelled by the Company's transfer agent.

INTANGIBLE AND LONG-LIVED ASSETS

We evaluate our intangible assets and long-lived assets, long-term investments, and fixed assets, for impairment annually or more frequently if we believe indicators of impairment exist. Significant management judgment is required during the evaluation, including the forecasts of future operating results. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. We had no such asset impairments during the three or nine months ended September 30, 2007.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual income taxes may be materially different from our estimates. As a result of our analysis, we concluded that a full valuation allowance against our net deferred tax assets is appropriate at September 30, 2007.

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

ACCOUNTING FOR CERTAIN REGISTRATION RIGHTS RELATED TO WARRANTS ISSUED IN CONNECTION WITH DEBT

We account for certain warrant registrations rights under EITF-00-19-2, ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS ("EITF-00-19-2"). EITF-00-19-2 requires the contingent liability under the registration payment arrangement to be included in the allocation of proceeds from the related debt financing transaction if payment is probable and can be reasonably estimated at inception. In management's opinion, payment of the Loan Warrant registrations rights contingent liability is not probable, and therefore, not reflected in our financials statements as of September 30, 2007. We will continue to evaluate the registration rights contingent liability and the probability of the occurrence of payment under the registration rights at each reporting period to determine if the liability should be reflected in our financial statements.


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

RESULTS OF OPERATIONS

The following table summarizes certain aspects of our results of operations for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 (IN THOUSANDS):


                                             THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------------    ------------------------------------------
                                          2007       2006        $          %         2007        2006         $             %
                                        -------   --------   ---------   -------    --------    --------    --------      ------

Net sales                              $  3,296   $  4,098   $   (802)      (20%)   $ 11,119    $  9,075    $  2,044         23%

Cost of sales                             1,975      2,700       (725)      (27)       6,609       5,976         633         11

      As a percentage of sales               60%        66%        59%       66%

  Selling and marketing expense             310        307          3         1        1,072         900         172         19
  General and administrative expense        610        676        (66)      (10)       2,138       1,963         175          9
  Research and development expense          526        584        (58)      (10)       2,052       1,449         603         42

Total other income (expense)               (451)       687         NM        NM         (468)        347          NM         NM
Dividend on 5% convertible
    preferred stock and accretion of
    preferred stock redemption value       (237)      (209)        NM        NM         (721)       (504)         NM         NM

NM = Not Meaningful


NET SALES

The significant increase in net sales during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was attributable to the following:

     o The overall growth of the document/image-capture market resulting from an increased market demand for products that manage how information is retrieved, stored, shared and disseminated;
     o The increased end-user market penetration, including distribution channel expansion, by both us and our largest customers;
     o    The expansion of our customer base;
     o The increased market acceptance of our more recently introduced products, which bear higher margins;
     o We have experienced a more consistent market delivery of our product, which is attributable to (i) the growth of our smaller customers and less dependence on our larger customers, (ii) our management of customer demand and product delivery and (iii) our movement toward a just-in-time inventory management product delivery system;
     o Our increased use of Value Added Reseller ("VAR") channel distributions; and
     o The growth in the small office home office ("SOHO") markets, and the result of our efforts to appeal to customers in the SOHO market.

Our sales decreased during the three months ended September 30, 2007 as compared to the same period during 2006 as a result of the seasonality and abnormally high sales to one of our largest customers during the three months ended September 30, 2006.

During the current fiscal year, we have successfully expanded our significant customer base, which decreases our risk of dependency on a small number of significant customers. During the three months ended September 30, 2007, only 68% of sales were generated from our top three customers as compared to 79% of sales generated from our top three customers during the same period in fiscal 2006. During the nine months ended September 30, 2007, only 57% of sales were generated from our top three customers as compared to 70% of sales generated from our top three customers during the same period in fiscal 2006. Although we will continue to focus on expanding our significant customers, we expect that our largest customers will continue to account for a substantial portion of our net sales in the remainder of fiscal 2007 and for the foreseeable future. The identities of our largest customer and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

Although we expect net sales to increase as we continue to expand our business and offer additional products in the document/image-capture market, there can be no assurance that our net sales will increase.

COST OF SALES, INCLUDING GROSS PROFIT

Cost of sales includes all direct costs related to the transfer of scanners, imaging modules and services related to the delivery of those items manufactured in China, and to a lesser extent engineering services and software royalties. Cost of sales as a percentage of net sales decreased during both the three and nine months ended September 30, 2007 as compared to the same periods in 2006 as a result of a higher proportion of overall net sales being generated from our most recently introduced and more feature-rich products, including our duplex scanners (scanners that have the ability to scan both sides of a document at once). Our duplex scanners, which bear a higher gross margin than our simplex scanners (scanners that scan only one side of a document) have recently experienced broader market acceptance.

We expect our cost of sales as a percentage of net sales to fluctuate somewhat as our product mix fluctuates. Our average selling price and related material cost used to manufacture our product has been stable and we expect this trend to continue for the foreseeable future.

SELLING AND MARKETING EXPENSE

Selling and marketing expenses consist primarily of salaries and related costs of employees, including stock-based compensation costs, engaged in our sales, marketing and customer account management functions and to a lesser extent, market development and promotional funds for our retail distribution channels, tradeshows, website support, warehousing, logistics and certain sales representative fees. Selling and marketing expense fluctuates depending on the timing of advertising and promotions of our various new products, including our attendance at tradeshows, which are key to promoting our products.

The increase in selling and marketing expense during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily attributable to the stock-based compensation cost (a non-cash charge) as a result of granting stock options to key employees during the first quarter of fiscal 2007 and accounting for such option grants under SFAS 123R. See "Note 6: Employee Equity Incentive Plans" in Part I, Item 1 of this Form 10-QSB. Stock-based compensation cost was $107,000 for the nine months ended September 30, 2007 as compared to $38,000 for the nine months ended September 30, 2006.

To a lesser extent, the increase for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was attributable to our increased staff and related marketing activities to support our expanding product offerings and the addition of direct sales personnel in Europe and Asia. Although we expect sales and marketing expenses to fluctuate as a result of the timing of advertising and promotions of our various new products and stock option grants, overall we expect selling and marketing expenses to increase as we continue to expand our marketing efforts and the number of products we offer.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of costs associated with our executive, financial, human resources and information services functions, including stock-based compensation costs, facilities-related expenses and outside professional services such as legal and accounting. General and administrative expenses increased during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 in fiscal 2006 as a result of the following:

     o The hiring of an outside investor relations firm to manage and enhance our investor relations function;
     o Increased personnel costs to support our expanding business and related infrastructure; and
     o Increased expenses associated with maintaining our public company status, including the costs of complying with the Sarbanes-Oxley Act.

During the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, the above increased expenses were more than offset by the decrease in our stock-based compensation cost (a non-cash charge). We granted stock options to key employees and directors during the first quarter of fiscal 2007 and accounted for such option grants under SFAS 123R. See "Note 6:
Employee Equity Incentive Plans" in Part I, Item 1 of this Form 10-QSB. Stock-based compensation cost was $71,000 during the three months ended September 30, 2007 as compared to $227,000 during the three months ended September 30, 2006. We believe this decrease is temporary and we anticipate that general and administrative expenses will continue to increase as our business continues to grow and the costs associated with being a public company continue to increase as a result of our required reporting requirements including, but not limited to, expenses incurred to comply with the Sarbanes-Oxley Act of 2002.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs, of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production. The majority of our research and development expense during all periods presented was directly attributable to our future products including our HD display products. The increase during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 is primarily attributable to (i) the increased amount of expensed equipment required to support our future HD display product development; and (ii) stock-based compensation cost (a non-cash charge) as a result of granting stock options to key employees during the first quarter of fiscal 2007 and accounting for such option grants under SFAS 123R. See "Note 6: Employee Equity Incentive Plans" in
Part I, Item 1 of this Form 10-QSB. Stock-based compensation cost was $456,000 and $151,000 for the nine months ended September 30, 2007 and 2006, respectively.

During the three months ended September 30, 2007, we evaluated and refocused our research and development activities. As a result, we right-sized and reduced our staff, which directly reduced our research and development expenses during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Although we plan to continue to invest in product innovation and development with respect to our document/image-capture products, management continues to assess research and development efforts, which may result in an offset to future research and development expenses.

TOTAL OTHER INCOME (EXPENSE)

Other income (expense) for the three and nine months ended September 30, 2007 was primarily comprised of the $464,000 and $501,000 increase, respectively, in the fair value of the liability for derivative contracts (associated with our Series A Stock and related warrants and Series B Stock and related warrants). Other income (expense) for the three and nine months ended September 30, 2006 was primarily comprised of the $955,000 and $645,000 decrease, respectively, in the fair value of the liability for derivative contracts (associated with our Series A Stock and related warrants and Series B Stock and related warrants).

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

DIVIDEND ON SERIES A STOCK AND ACCRETION OF PREFERRED STOCK REDEMPTION VALUE

During the three and nine months ended September 30, 2007, the total accretion on our preferred stock was $217,000 and $657,000, respectively. During the three and nine months ended September 30, 2006 the total accretion on our preferred stock was $187,000 and $445,000, respectively. The increases were attributable to our Series B Stock, which was sold during the third quarter of fiscal 2006.

During the three and nine months ended September 30, 2007, Series A Stock dividends were approximately $20,000 and $64,000, respectively. During the three and nine months ended September 30, 2006, Series A Stock dividends were approximately $22,000 and $59,000, respectively. We do not pay dividends on our Series B Stock.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, our principal sources of liquidity included cash and cash equivalents of $2,137,000. We had no unused borrowing capacity under our bank line of credit.

Operating activities: During the nine months ended September 30, 2007, our operating activities provided $384,000 of cash. This was primarily a result of our $1,945,000 net loss, $2,478,000 of net non-cash expenses and accretion of Series A and Series B preferred stock redemption value, and $149,000 net cash used by changes in operating assets and liabilities. During the nine months ended September 30, 2006, our operating activities used $948,000 of cash. This was primarily a result of our $1,370,000 net loss, $983,000 of net non-cash expenses and $561,000 net cash used by changes in operating assets and liabilities. Non-cash items included in net loss available to common shareholders for both the nine months ended September 30, 2007 and 2006 include depreciation expense, stock-based compensation cost of options, fair value of warrants issued for services rendered, change in fair value of derivative instruments and the accretion of our Series A and Series B preferred stock redemption value.

Changes in our operating assets and liabilities are a result of the significant increase in the sales of our product during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 and the timing of purchasing our product to support the increase of sales.

A significant use of cash during the nine months ended September 30, 2007 as compared to a significant source of cash during the nine months ended September 30, 2006 was attributable to the timing of paying our contract manufacturer according to normal and customary payment terms. We expect future cash provided
(used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing activities: Our investing activities for both the nine months ended September 30, 2007 and 2006 were minimal and consisted of purchasing computer and general equipment during the normal course of business.

Financing activities: During the nine months ended September 30, 2007, our financing activities consisted of (i) a $500,000 draw against our bank line of credit to meet short-term obligations, including payment on the purchase of our product, and (ii) the replacement of our existing line of credit at a commercial bank with a similar line of credit at a different commercial bank. During the nine months ended September 30, 2006, cash provided by financing activities was attributable to the $1,150,000 sale of our Series B Stock. Net proceeds of this offering after payment of related commissions, fees and other expenses were approximately $1,070,000. We used the proceeds for sales, marketing, research and development and for working capital and general corporate purposes.

CASH AND WORKING CAPITAL REQUIREMENTS

During September 2007, we repurchased 8,000,000, or approximately 36% of the then outstanding shares, of our restricted common stock from our majority shareholder for $2,000,000 less related transaction fees. Of the $2,000,000 consideration, $500,000 was paid through our newly established credit line with a commercial bank, and the remainder was financed through a $1,500,000 loan from Montage Capital, LLC a private investment group. Additionally, we agreed that if we sell our HD display business to a certain party, specifically identified in the repurchase agreement, and receive stock of the buyer as consideration, then we will transfer a portion of that stock to the majority stockholder. We repurchased the 8,000,000 shares for the purpose of retiring the shares. As of the date of this report, the physical stock certificate was being held by the Company's transfer agent and was in the process of being retired. The stock repurchase enhances our strategy of engaging an independent investment firm to explore and evaluate a range of strategic opportunities to enhance shareholder value, as previously discussed.

As previously discussed, we suspended our HD display research and development efforts during November 2007. We do not expect to expend any additional effort or funds to further develop and deploy our HD technology. We have been and will continue to evaluate different strategic opportunities related to our in-process HD technology and intellectual property, including but not limited to the sale of all HD-related assets.

With the suspension of the HD display portion of our business, our future expenses will be more aligned with our current and projected revenue. If we successfully re-align our expenses, of which there can be no assurance, management believes that is current cash and other sources of liquidity are sufficient to fund normal operations through the next 12 months.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at September 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (IN THOUSANDS):

                                                     LESS THAN   ONE - THREE   THREE - FIVE
                                          TOTAL      ONE YEAR        YEARS         YEARS
                                          -----      --------        -----         -----

Long-term bank line of credit (1)        $2,000        $ --          $2,000        $--
Term loan principal payments (2)          1,500         1,100           400         --
Term loan warrant liabilities(3)            250           250          --           --
Operating lease obligations                 340           288            52         --
Consulting agreement                         27            27          --           --
                                         ------        ------        ------        -----
Total contractual cash obligations       $4,117        $1,665        $2,452        $--
                                         ======        ======        ======        =====


(1) During September 2007, we replaced our existing $2,500,000 line of credit at a commercial bank with a similar line of credit ("LOC") at a different commercial bank. The new LOC initial maximum available credit is $2,000,000 and will automatically increase to $3,000,000 on the later of (i) December 12, 2007 if we remain in compliance with all debt covenants, or (ii) Sysview pays down our subordinate debt (as discussed in the following paragraph) below $1,000,000. Borrowings under the LOC are limited to 80% of eligible accounts receivable and 40% of eligible inventory, as defined in the LOC agreement. The LOC bears an annual interest rate of prime (7.75% at September 30, 2007) plus 1.25% for advances drawn against accounts receivables and prime plus 2.25% for advances drawn against inventory. Interest payments are due monthly and all unpaid interest and principal is due in full on September 13, 2009. Upon certain events of default, the default variable interest rate increases to prime plus 5%.The Company did not have any borrowing capacity on the LOC at September 30, 2007.


 (2) On September 27, 2007, we entered into a $1,500,000 term loan agreement ("Loan Agreement") with Montage Capital, LLC ("Lender") and used the funds to repurchase 8,000,000 shares of our restricted common stock as previously discussed. We granted the Lender a continuing security interest, and pledged to the Lender, all of our assets to secure payment and performance of its obligations under the Loan Agreement. The Loan Agreement and the security interest are subordinate to our LOC.


The Loan Agreement bears an annual interest rate of 15% with interest-only payments due monthly starting from initial funding through October 31, 2007. Thereafter, principal of $100,000 per month plus accrued interest is due at the end of each month through the loan's maturity date of November 30, 2008. The remaining principal balance and accrued interest is due on the maturity date.

(3) In connection with the Loan Agreement, the Company issued warrants ("Loan Warrants") to purchase up to 650,000 shares of our common stock at an initial exercise price of $0.60 per share. The Loan Warrants vested immediately and expire September 2012. Subsequent to the initial funding of the Loan Agreement, the warrant holders may require us to purchase the warrant for a maximum of $250,000. And if any amount remains outstanding under the Loan Agreement after March 31, 2008, the warrant repurchase price increases to a maximum of $350,000.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2007, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(c)(2) of SEC Regulation S-B. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

TRENDS

As of September 30, 2007, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties existed, which are likely to have a material effect on our liquidity, except as described in "Note 9: Commitments and Contingencies" in Part I, Item 1 of this Form 10-QSB.

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

ITEM 6 - EXHIBITS

EXHIBIT NUMBER
                      DESCRIPTION OF EXHIBIT                  METHOD OF FILING
----------     ------------------------------------------    -------------------
     10.1      Shares Buy-back Agreement between             Filed herewith
               Registrant and Syscan Imaging Limited
     10.2      Loan Agreement between Registrant, Syscan,    Filed herewith
               Inc. and Montage Capital, LLC
     10.3      Warrant issued by Registrant to Montage       Filed herewith
               Capital, LLC
     10.4      Warrant issued by Registrant  to North        Filed herewith
               Atlantic Resources Limited
     31.1      Certification Pursuant to Section 302 of      Filed herewith
               the Sarbanes-Oxley Act - Darwin Hu
     31.2      Certification Pursuant to Section 302 of      Filed herewith
               the Sarbanes-Oxley Act - M. Carolyn Ellis
     32.1      Certifications Pursuant to Section 906 of     Filed herewith
               the Sarbanes-Oxley Act - Darwin Hu
     32.2      Certifications Pursuant to Section 906 of     Filed herewith
                 the Sarbanes-Oxley Act - M. Carolyn Ellis

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Sysview Technology, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SYSVIEW TECHNOLOGY, INC.



                                         Date: November 14, 2007
                                         /S/ DARWIN HU
                                         -------------
                                         Darwin Hu, Chairman and
                                         Chief Executive Officer



                                         Date: November 14, 2007
                                         /S/ M. CAROLYN ELLIS
                                         --------------------
                                         M. Carolyn Ellis
                                         Chief Financial Officer