Form 10KSB
period 2007-12-31
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2008-03-05
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number: 000-25839

DOCUMENT CAPTURE TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Delaware	59-3134518
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification Number)
1772 Technology Drive
San Jose, California 95110
(Address of principal executive offices, Zip code)

408-436-9888 ext. 207
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒       No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     ☐      No    ☒

Issuer’s revenues for its most recent fiscal year were $15,023,000.

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (6,305,254 shares) was approximately $4,728,941, based on the average closing bid and ask price of $0.75 for such common equity as of February 22, 2008.

As of February 22, 2008, there were outstanding 16,599,754 shares of the issuer’s Common Stock, par value $0.001.

Transitional Small Business Disclosure Format (check one): Yes     ☐      No    ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD LOOKING STATEMENTS

Some of the statements under “Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and “Description of Business” in this Annual Report on Form 10-KSB are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results.

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Document Capture Technologies, Inc. (referred to herein as "we", "us", "our", "DCT" or "Company"), a Delaware corporation, develops, designs and delivers various imaging technology solutions to all types and sizes of enterprises including governmental agencies, large corporations, small corporations, small office-home office (“SOHO”), professional practices as well as consumers (referred to herein collectively as “Enterprises”) . We are a market-leader in providing USB-powered scanning solutions to a wide variety of industries and market applications. Our patented and proprietary page-imaging devices facilitate the way information is stored, shared and managed in both business and personal use.

Syscan, Inc., our wholly-owned subsidiary, was incorporated in California in 1995 to develop and manufacture a new generation of contact image sensors (“CIS”) that are complementary metal-oxide-silicon (“CMOS”) imaging sensor devices. During the late 1990s, we established many technical milestones and were granted numerous patents for our linear imaging technology. Our patented CIS and mobile imaging scanner technology provides high quality images at extremely low power consumption levels allowing us to deliver compact scanners in a form ideally suited for laptop or desktop computer users who need a small lightweight device to scan or fax documents.

Our business model was developed and continues to evolve around intellectual property (“IP”) driven products sold primarily to original equipment manufacturers (“OEM”), private label brands and value added resellers (“VAR”). Our image scanning products can be found in a variety of applications, including but not limited to, the following:

•	Document and information management;
•	Identification card scanners;
•	Passport security scanners;
•	Bank note and check verification;
•	Business card readers;
•	Barcode scanning; and
•	Optical mark readers used in lottery terminals.

In the past ten years we have grown to be one of the largest manufacturers of page-fed scanning devices worldwide and we sell to several major brand companies including VISIONEER, PENTAX, CARDSCAN, AMBIR TECHNOLOGY, DIGIMARC, BANKSERV and OMRON. Our vertically integrated design and manufacturing business model allows our customers to introduce new products to the market quickly and efficiently.

Terminated Research and Development Efforts

In 2002, we began investigating potential transfer of areas of our image scanning technology and know-how to the enhancement of certain high definition (“HD”) display technologies. And from 2002 until November 2007, we were involved in the research and development of certain technologies related to the field of HD display. During that time, we expanded our HD display initiative through acquisition, exclusive licensing and the addition of key personnel, and we expended significant resources to develop our HD display technology. However, in November 2007, we terminated our HD display research and development efforts. All HD-related expenses, including employees and contractors, were terminated by December 31, 2007. We do not expect to expend any additional effort or funds to further develop and deploy our HD technology in 2008.

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

Our document/image-capture solutions offer Enterprises a cost-effective and accurate alternative to manual data entry, a traditional approach that is typically a labor intensive, time consuming and costly method of managing the input of information into the Enterprise. Organizations can utilize our solutions to capture and store information electronically, and extract the meaningful content or data in a way that preserves the data’s accuracy. As a result, we believe there is significant growth opportunity for our solutions to help simplify the way Enterprises manage information as well as other business applications.

Currently, all of our revenue is generated from sales of our document/image-capture products and is as follows (in thousands):

		Year Over Year Growth
Year Ended	Net Revenue	Dollars	Percentage
December 31, 2007	$15,023	$2,554	20%
December 31, 2006	12,469	4,621	59
December 31, 2005	7,848	1,790	30

We offer several different image scanning product groups to meet the diverse needs of our customers. Although all our products are based on the same patented and proprietary technology, our product groups vary from one another by features and configurations. Our most popular product groups include our DocketPORT and TravelScan line of products.

DocketPORT

Our DocketPORT product group is our fourth generation of compact document/image-capture devices. Specific features of this product group include:

•	High-speed Universal Serial Bus (“USB”) powered;
•	True duplex scanning capability (several models scan both sides of a two-sided document at once);
•	600 dots per inch (“DPI”) optical resolution;
•	Minimal power consumption;
•	Extremely lightweight;
•	Compliant with Restriction of Hazardous Substance (“RoHS”);
•	Internal 48-bit analog-to-digital conversion for three-color channels (red, green and blue);
•	No power adapter required; and
•	Scans any size document from business cards to legal size documents.

TravelScan

Our TravelScan products are entry-level document management products. These lightweight and convenient scanners are powered using a fixed USB cable. Our TravelScan products can be conveniently carried alongside laptops and require minimal additional work space. These products enable users to fax, email and organize all business documents with the "touch of a button." Specific features include:

•	Full-Speed USB powered;
•	300 dots per inch (“DPI”) optical resolution;
•	Minimal power consumption;
•	Extremely lightweight; and
•	RoHS and Waste Electrical and Electronic Equipment (“WEEE”) compliant.

Sales, Marketing and Distribution

Our sales and marketing efforts are designed to serve our direct customer base, rather than the end user of our products. We market and sell our products both domestically and internationally through a global network of more than 40 independent distributors and channel partners in North America, Europe and Asia. We select these independent entities based on their ability to provide effective field sales, marketing communications and technical support to our targeted markets. In addition, our products are sold through several retail and Internet-based channels.

Competition

We had several direct competitors to our document/image-capture products, in major worldwide markets (North America, Europe and Asia) during the year ended December 31, 2007. These competitors, in general, pay us a royalty fee for the use of our intellectual property. To maintain our competitive advantage we maintain a high level of investment in research and development and focus on factory efficiency allowing us to provide superior time-to-market product cycles with the goal of manufacturing and delivering products to customers virtually defect free.

We believe that our competitive strengths include:

•	Patented and proprietary-based products;
•	Favorable and well established reputation, experience and presence in the USB-powered document/image-capture devices market;
•	Superior customer relationships that allow us to identify and work closely with customers to meet market demands;
•	Vertical integration design and manufacturing business model which reduces the time to introduce a new or improved product to the market;
•	Broad distribution channels; and
•	Product quality and performance.

Manufacturing and Raw Material Supply

Manufacturing. We purchase the majority of our finished scanner imaging products from Syscan Lab Limited (“SLL”), a wholly-owned subsidiary of Syscan Technology Holdings Limited (“STH”), the parent company of our former majority stockholder. Our Chairman and former CEO, Darwin Hu, was formerly the CEO of STH. He resigned from STH effective December 2004. See Part III, “Item 12: Certain Relationships and Related Transactions, and Director Independence.”

We purposely limit the manufacturing of our product to SLL as this gives us better control over both the quality of our product and the price we pay for the product. We have established a pricing agreement with SLL, which is negotiated periodically. From the early stages of product design and development, DCT engineers worked closely with SLL’s production team to ensure optimal and cost effective manufacturing. The strategy of using only one subcontract manufacturer could be disadvantageous if SLL becomes unable or unwilling to provide products to us in a timely manner. If this happens, we estimate it would take us approximately six to 12 months to establish a new subcontract manufacturer. To mitigate this exposure, we provide most of the critical components and tooling required to manufacture our proprietary products.

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

Where possible, we work with secondary suppliers to qualify additional sources of supply.  To reduce the risk associated with using a sole supplier, we attempt to maintain strategic inventories of these sole-sourced components. To date, we have been able to obtain adequate supplies of the components used in the production of our documents/image-capture products in a timely manner from existing sources.  If in the future we are unable to obtain sufficient quantities of required materials, components or subassemblies, or if such items do not meet our quality standards, delays or reductions in product shipments could occur, which could harm our business, financial condition and results of operations.

Customers

A small number of customers have historically accounted for a substantial portion of our net revenue. Sales to our four largest customers represented 72% and 81% of our net sales during the years ended December 31, 2007 and 2006, respectively. See Note 1 included in Part II, “Item 7: Financial Statements.” We expect that our largest customers will continue to account for a substantial portion of our net sales for the foreseeable future. Our largest customer rankings and their respective contributions to our net sales have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally defer without incurring a significant penalty. Currently we do not have agreements with any of our key customers that contain long-term commitments to purchase specified volumes of our products. We believe that maintaining and continuing to strengthen customer relationships will play an important role in maintaining our leading position in the document/image-capture market.

Intellectual Property

While the success of our business depends more on such factors as our employees’ technical expertise and innovative skills, the success of our business also relies on our ability to protect our proprietary technology. Accordingly, we seek to protect our intellectual property rights in a variety of ways. Obtaining patents on our innovative technologies is one such way.  We have multiple patents covering our document/image-capture technologies, which do not begin to expire until 2017.

Another way we seek to protect our proprietary technology and other proprietary rights is by requiring our employees and contractors to execute confidentiality and invention assignment agreements. We also rely on employee and third-party nondisclosure agreements and other intellectual property protection methods, including proprietary know-how, to protect our confidential information and our other intellectual property.

Compliance with Environmental, Health and Safety Regulations

In July 2006, the European Union (“EU”) began requiring all electronics products sold within the EU to be RoHS compliant pursuant to the European Directive 2002/95/EC as amended by European Directive 2003/108/EC(e). Beginning in January 2006, all DCT products offered were RoHS compliant.

Research and Development

We have historically devoted a significant portion of our financial resources to research and development programs, for both our current products and our future products, and we expect to continue to allocate significant resources to these efforts. Until November 2007, the majority of our research and development efforts were focused on our future HD display products. During November 2007, we terminated our HD display research and development efforts. By terminating our HD display research and development efforts, we can focus our future research and development efforts and activities and financial resources on our core revenue generating document/image-capture products.

Our research and development expenses were $2,439,000 and $3,084,000 for the years ended December 31, 2007 and 2006, respectively. To date, all research and development costs have been expensed as incurred.

Our future success will depend, in part, on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. We intend to continue to develop our technology and innovative products to meet customer demands.

Employees

As of December 31, 2007, we employed 14 people on a full-time basis, 13 employees were located in the United States and one employee was located in Europe. Of the total, four were in product research and development, four in sales and marketing and six in general administration. None of our employees located in the United States or internationally are represented by unions or collective bargaining agreements. We have experienced no work stoppages and believe that our employee relations are good.

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

Additionally, many reports and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.docucap.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website and other information that can be accessed through our website are not part of this report.

RISK FACTORS

Risks Relating to Our Business

A significant percentage of our revenue is derived from sales to a few large customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, or delay or default on payments, our revenues would be reduced and our financial condition and cash flows would suffer.

Sales to our 4 largest customers represented 72% and 81% of net sales during the year ended December 31, 2007 and 2006, respectively. We expect that our largest customers will continue to account for a substantial portion of our net sales for the foreseeable future. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period.  We cannot provide assurance that any of our customers will continue to purchase our products at past or current levels.

The Company has experienced a history of recurring operating losses and may continue to incur losses for the foreseeable future.

Our net loss attributable to common stockholders totaled $1,913,000 and $5,948,000 for the years December 31, 2007 and 2006, respectively. Our accumulated deficit as of December 31, 2007 was $30,618,000. We cannot provide assurance that we can achieve profitability in the future.

We subcontract the manufacturing of our image-capture products to one company and this reliance on one company exposes us to risk which could damage our reputation and adversely affect our business.

If our manufacturer (see Part III, “Item 12: Certain Relationships and Related Transactions, and Director Independence”) becomes unable or unwilling to provide products to us in a timely manner, we may not be able to deliver our products to customers on time, which could increase our costs, damage our reputation or result in the loss of our customers. Although we have the right to utilize other manufacturers at any time, identifying and qualifying a new manufacturer to replace our current manufacturer could take six to 12 months.

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

Although many alternative suppliers exist, we rely on a single or limited number of suppliers for many of the significant components and raw materials required to manufacture our document/image-capture products. This reliance leads to a number of significant risks, including:

•	Unavailability of materials and interruptions in delivery of components and raw materials from our suppliers;
•	Manufacturing delays caused by such unavailability or interruptions in delivery; and
•	Fluctuations in the quality and the price of components and raw materials.

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

Our success depends to a significant degree upon the continuing contributions of our key executive officers and managers. Although we have employment agreements with most of these individuals, we cannot guarantee that we can retain these individuals. In addition, we have not obtained “key man” life insurance on the lives of any of the members of our management team.

Due to intense competition for qualified personnel, we may not be able to attract new qualified employees or retain existing personnel, the consequences of which could adversely affect our business.

There is intense competition for qualified personnel in the areas in which we operate. The loss of existing personnel or the failure to recruit additional qualified managerial, technical and sales personnel could adversely affect our business. As we grow, we will need to attract, train and retain more employees for management, engineering, research and development, sales and marketing and support positions. The competition for qualified employees, particularly engineers and research and development personnel, continues to be intense. Consequently, we may not be able to attract, train and retain the personnel we need to continue to offer our products to current and future customers in a cost-effective manner, if at all.

Syscan Imaging Limited, owns and controls a significant number of the outstanding shares of our common stock and will continue to have significant ownership of our voting securities for the foreseeable future.

Syscan Imaging Limited beneficially owns approximately 49.2% of our outstanding common stock as of February 22, 2008. As a result, they likely have the ability to control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

•	Delay or prevent a change in the control;
•	Impede a merger, consolidation, takeover or other transaction involving us; or
•	Discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

The authorization and issuance of “blank check” preferred stock could have an anti-takeover effect detrimental to the interests of our stockholders.

Our certificate of incorporation allows the Board of Directors to issue preferred stock with rights and preferences set by our board without further stockholder approval. Under particular circumstances, the issuance of these “blank check preferred” shares could have an anti-takeover effect. For example, in the event of a hostile takeover attempt, it may be possible for management and the board to impede the attempt by issuing blank check preferred shares, thereby diluting or impairing the voting power of the other outstanding shares of common stock and increasing the potential costs to acquire control of our Company. Our Board of Directors has the right to issue blank check preferred shares without first offering them to holders of our common stock, as the holders of our common stock have no preemptive rights.

We are subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2007. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We evaluated our existing controls for the year ended December 31, 2007. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that DCT did not maintain effective internal control over financial reporting as of December 31, 2007. The identified material weaknesses did not result in material audit adjustments to our 2007 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditors report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative affect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Further, we believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

Risks Related To Our Intellectual Property and Technology

Unauthorized use of our intellectual property and proprietary technology could adversely affect our business and results of operations.

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

Risks Relating To Our Common Stock

The stock market in general has experienced volatility that often has been unrelated to the operating performance of listed companies. These broad fluctuations may be the result of unscrupulous practices that may adversely affect the price of our stock, regardless of our operating performance.

Shareholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

The limited prior public market and trading market may cause possible volatility in our stock price.

To date, there has only been a limited public market for our securities and there can be no assurance that we can attain an active trading market for our securities. Our common stock trades on the OTC Bulletin Board (“OTCBB”), which is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than the national securities exchanges.

Quotes for securities quoted on the OTCBB are not listed in the financial sections of newspapers as are those for the national securities exchanges. Moreover, in recent years, the overall market for securities has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations including, but not limited to, the following:

•	Quarterly variations in operating results and achievement of key business metrics;
•	Changes in earnings estimates by securities analysts, if any;
•	Any differences between reported results and securities analysts’ published or unpublished expectations;
•	Announcements of new products by us or our competitors;
•	Market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;
•	Demand for our products;
•	Shares sold pursuant to Rule 144 or upon exercise of warrants and options or conversion of Series A 5% Cumulative Convertible Preferred Stock or Series B Convertible Preferred Stock; and
•	General economic or stock market conditions unrelated to our operating performance.

These fluctuations, as well as general economic and market conditions, may have a material or adverse affect on the market price of our common stock.

The OTCBB is a quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the OTCBB is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

The OTCBB executes trades and quotations using a manual process and cannot guarantee the market information for securities. In some instances, quote information, or even firm quotes, may not be available. The OTCBB’s manual execution process may delay order processing and as a result, a limit order may fail to execute or a market order may execute at a significantly different price due to intervening price fluctuations. Trade execution, execution reporting and legal trade confirmation delivery may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

OTCBB securities are frequent targets of fraud or market manipulation not only because of their generally low price, but also because the OTCBB reporting requirements for these securities are less stringent than for listed or Nasdaq traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock.

When fewer shares of a security are being traded on the OTCBB, the security’s market price may become increasingly volatile and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes of our common stock, there may be a lower likelihood that one's orders for our common stock will be executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of one's order entry.

Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCBB. As mentioned earlier in this document, the OTCBB executes trades using a manual process, which could cause delays in order processing and reporting, and could hamper one’s ability to cancel or edit one's order. Consequently, selling shares of our common stock at the optimum trading prices may be impossible.

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

Our common stock is considered a “penny stock.” The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our shares of common stock are subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and “accredited investors”. For transactions governed by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities, must obtain the purchaser's written consent to the transaction, and must deliver to the purchaser a SEC-mandated, penny stock risk disclosure document, all prior to the purchase. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our shares of common stock and may affect the ability of investors to sell such shares of common stock in the secondary market and may affect the price at which investors can sell such shares.

Investors should be aware that the market for penny stocks has suffered in recent years from patterns of fraud and abuse, according to the Commission. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Additional authorized shares of our common stock and preferred stock available for issuance may result in substantial dilution to our shareholders.

We are authorized to issue 50,000,000 shares of our common stock. As of February 22, 2008, there were 16,599,754 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants or the conversion of our Series A 5% Cumulative Convertible Preferred Stock (“Series A Stock”) or our Series B Convertible Preferred Stock (“Series B Stock”). As of February 22, 2008, we had the following common shares reserved for future issuance:

Conversion of Series A Preferred Stock	1,150,000
Maximum Dividend Shares on the Conversion of Series A Preferred Stock	191,396
Conversion of Series B Preferred Stock	150,000
Stock options outstanding	5,142,165
Warrants outstanding	2,644,000
Total	9,277,561

The above table does not include 848,333 and 1,100,667 shares that are reserved pursuant to our 2002 Amended and Restated Stock Option Plan and our 2006 Stock Option Plan, respectively, for options that are available for future grant. To the extent that options or warrants are exercised, or the preferred stock holders elect to convert their preferred shares to common shares, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

Future sales of our common stock could put downward selling pressure on our common stock, and adversely affect the per share price. There is a risk that this downward pressure may make it impossible for an investor to sell shares of common stock at any reasonable price, if at all.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933 (Securities Act), subject to certain limitations. In general, Rule 144 permits the unlimited sale of securities by our stockholders that are non-affiliates that have satisfied a six month holding period and affiliates of our Company may sell within any three month period a number of securities that does not exceed 1% of our then outstanding shares of common stock. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have material adverse effect on the market price of our securities.

Limitations on director and officer liability and our indemnification of officers and directors may discourage shareholders from bringing suit against a director.

Our certificate of incorporation and bylaws provide, with certain exceptions as permitted by governing Delaware law, that a director or officer shall not be personally liable to us or our shareholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on our behalf against a director. In addition, our certificate of incorporation and bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law.

ITEM 2. DESCRIPTION OF PROPERTY

At December 31, 2007 details of our property were as follows:

Location	Lease expiration	Total Square Footage	Primary Usage
San Jose, CA	November 2008	10,700	Corporate headquarters, research and development lab
San Jose, CA	Month to month	2,300	Inventory management and distribution
Arnhem, Netherlands	Month to month	250	Field service and sales office
Schiphol, Netherlands	Month to month	1,400	Inventory management and distribution
Brisbane, Australia	Month to month	1,100	Inventory management and distribution

We plan to reduce the square footage of leased space at our current San Jose location as a result of terminating our HD display related research and development activities. After such time, we believe our properties will be adequate for our current needs and will be sufficient to serve the needs of our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed under this Item 3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter the year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the OTC Bulletin Board (“OTCBB”). From April 2, 2004 through June 26, 2006, our shares of common stock were quoted under the symbol “SYII.” From June 27, 2006 through January 10, 2008, our shares of common stock were quoted under the symbol “SYVT” as a result of changing our name from “Syscan Imaging, Inc.” to “Sysview Technology, Inc.” Effective January 11, 2008, in connection with the name change from “Sysview Technology, Inc.” to “Document Capture Technologies, Inc.,” the Company’s shares of common stock are quoted under the symbol “DCMT.” The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated:

	High	Low
Fiscal 2007:
1st Quarter	$0.98	$0.55
2nd Quarter	0.89	0.60
3rd Quarter	0.99	0.50
4th Quarter	1.00	0.50

Fiscal 2006:
1st Quarter	$0.80	$0.55
2nd Quarter	1.55	0.65
3rd Quarter	1.49	0.75
4th Quarter	0.85	0.45

Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Record Holders

As of February 22, 2008, there were 16,599,754 shares of common stock issued and outstanding, held by approximately 370 holders of record as indicated on the records of the Company’s transfer agent.

Dividends

Common Stock. The Company has not declared or paid dividends on its common stock to date and intends to retain any earnings for use in the business for the foreseeable future.

Preferred Stock. The holders of our Series A 5% cumulative convertible preferred stock (“Series A Stock”) are entitled to receive dividends at a rate of 5% per year. Dividends are payable in cash, by accretion of the Series A Stock stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Series A Stock or to pay for dividends in cash or in shares of common stock, is at the Company’s discretion. To date, the Company has not paid any cash dividends on its Series A Stock and has chosen to accrete dividends to the stated value of the Series A Stock.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2007, concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,001,000	$0.73	1,699,000
Equity compensation plans not approved by security holders	3,846,550	0.03	—
Total	6,847,550	$0.34	1,699,000

2002 Amended and Restated Stock Option Plan

On June 23, 2006 at our stockholders’ annual meeting, our stockholders approved the adoption of the 2002 Amended and Restated Stock Option Plan (“2002 Plan”). Currently, the plan is administered by our Board of Directors. The 2002 Plan generally provides for the grant of either qualified or nonqualified stock options to officers, employees, directors and consultants at not less than 85% of the fair market value of our common stock as of the grant date.

The 2002 Plan provides that vested options may generally be exercised for three months after termination of employment and for 12 months after termination of employment as a result of death or disability. If the Company liquidates, optionees will be notified at least 30 days prior to the proposed dissolution or liquidation to give optionees time to exercise any vested options. To the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action. However, the plan administrator may, under its sole discretion, permit exercise of any options prior to their termination, even if such options were not otherwise exercisable.

In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2002 Plan provides that each outstanding option will fully vest and become exercisable. The maximum number of options that can be granted under the 2002 Plan is 3,200,000. As of December 31, 2007, options to purchase 598,333 common shares were available for future grant.

2006 Stock Option Plan

On June 23, 2006 at our stockholders’ annual meeting, our stockholders approved the adoption of the 2006 Stock Option Plan (“2006 Plan”). Currently the plan is administered by our Board of Directors. The 2006 Plan generally provides for the grant of either qualified or nonqualified stock options to officers, employees, directors and consultants at not less than 85% of the fair market value of our common stock as of the grant date.

The 2006 Plan provides that vested options may generally be exercised for three months after termination of employment and for 12 months after termination of employment as a result of death or disability. If the Company liquidates, optionees will be notified at least 30 days prior to the proposed dissolution or liquidation to give optionees time to exercise any vested options. To the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action. However, the plan administrator may, under its sole discretion, permit exercise of any options prior to their termination, even if such options were not otherwise exercisable. In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2006 Plan provides that each outstanding option will fully vest and become exercisable. The maximum number of options that can be granted under the 2006 Plan is 1,500,000. As of December 31, 2007, options to purchase 1,100,667 common shares were available for future grant.

Recent Sales of Unregistered Securities

During the year ended December 31, 2007, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) except as disclosed in previous SEC filings.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of the year ended December 31, 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion should be read in conjunction with other sections of this Form 10-KSB including Part 1, “Item 1: Business” and Part II, “Item 7: Financial Statements.” Various sections of management’s discussion and analysis (“MD&A”) contain statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially due to factors discussed in this report, as well as factors not within our control. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

Our MD&A is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

•
Overview. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding our results of operations as well as anticipating future trends in our operations.

•
Critical Accounting Policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities.

•
Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2007 (“Fiscal 2007”) compared to the year ended December 31, 2006 (“Fiscal 2006”). A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•	Liquidity and Capital Resources. This section provides an analysis of our financial condition as of December 31, 2007 and our cash flows for Fiscal 2007 compared to Fiscal 2006.

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

During November 2007, we terminated our high definition (“HD”) display research and development efforts. All HD-related expenses, including employees and contractors were terminated by December 31, 2007. We do not expect to expend any additional effort or funds to further develop and deploy our HD technology in 2008.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of long-lived assets and intangible assets, which impacts operating expenses when we impair assets or accelerate their amortization or depreciation.

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

Inventory and Warranty Reserves

We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. As of December 31, 2007, we had a $20,000 inventory reserve for slow-moving inventory.

Currently, we purchase the majority of our finished scanner imaging products from Syscan Lab Limited (“SLL”), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"), the parent company of our majority stockholder.  SLL warrants the products it manufactures for us against defects in material and workmanship for a period of 18 months after the completion of manufacture. After such 18 month period, SLL provides product repair services for us at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products. As a result of the product warranty provided by SLL, DCT does not record a product warranty reserve.

Related-Party Transactions

We have significant related-party transactions and agreements, which we believe have been accounted for at fair value. We utilized our best estimate of the value of these transactions and agreements. Had alternative assumptions been used, the values obtained may have been different.

Related-Party Purchases

DCT purchases the majority of its finished scanner imaging products from Syscan Lab Limited (“SLL”), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"), the parent company of DCT’s former majority stockholder. DCT's Chairman and former Chief Executive Officer, Darwin Hu, was formerly the Chief Executive Officer of STH. He resigned from STH effective December 2004.

Purchases from SLL totaled $8,369,000 and $8,620,000 for the years ended December 31, 2007 and 2006, respectively. All purchases from SLL were carried out in the normal course of business. As a result of these purchases, DCT was liable to SLL for $578,000 and $952,000 at December 31, 2007 and 2006, respectively.

Related-Party Loans

In the normal course of business, DCT made interest-free loans to several related parties for the purpose of purchasing capital equipment, including tooling equipment required to manufacture DCT’s product. The original loans were entered into prior to January 1, 2006. The loans totaled $2,606,000 and were fully reserved at December 31, 2006. No new loans were entered during the year ended December 31, 2007.

Intangible and Long-Lived Assets

We evaluate our intangible and long-lived assets for impairment annually or more frequently if we believe indicators of impairment exist. Significant management judgment is required during the evaluation, which includes forecasts of future operating results. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. We had no such asset impairments during Fiscal 2007.

During the fourth quarter of Fiscal 2006, we performed an annual review of our identified intangible assets. Based on this review, we reclassified our intangible assets from non-amortizing to amortizing intangible assets. As a result, we booked $555,000 of intangible asset amortization expense, which is included with research and development expenses, during the fourth quarter of Fiscal 2006. Additionally, we recorded an impairment charge of $838,000 related to our long-term investment during that same period, which was also a result of our annual review of asset impairment. For further discussion, see “Note 1: Organization and Significant Accounting Policies” and “Note 6: Intangible Assets” in Part II, Item 7 of this Form 10-KSB.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual income taxes may be materially different from our estimates. As a result of our analysis, we concluded that a full valuation allowance against our net deferred tax assets is appropriate at December 31, 2007.

Contingencies

From time to time, we are involved in disputes, litigation and other legal proceedings. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs. Currently, we have no outstanding legal proceedings or claims, which require a loss contingency.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

We account for our Series A 5% Cumulative Convertible Preferred Stock (“Series A Stock”) and our Series B Convertible Preferred Stock (“Series B Stock”) pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and the Emerging Issues Task Force (“EITF”) Abstract 00-19, Accounting for Derivative Financial Instruments (“EITF 00-19”). Accordingly, the embedded conversion feature associated with our Series A Stock and related warrants and our Series B Stock and related warrants have been determined to be derivative instruments.

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

Accounting for Certain Registration Rights Related to Warrants Issued in Connection with Debt

We account for certain warrant registration rights under EITF-00-19-2, Accounting for Registration Payment Arrangements (“EITF-00-19-2”). EITF-00-19-2 requires the contingent liability under the registration payment arrangement be included in the allocation of proceeds from the related debt financing transaction if payment is probable and can be reasonably estimated at inception. In management’s opinion, payment of the Loan Warrant registration rights contingent liability is not probable, and therefore, not reflected in our financial statements as of December 31, 2007. We will continue to evaluate the registration rights contingent liability and the probability of the occurrence of payment under the registration rights at each reporting period to determine if the liability should be reflected in our financial statements.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted SFAS 123R, Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments, including grants of employee stock options and warrants, be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes model meets the requirements of SFAS 123R; however, the fair values generated by the model may not be indicative of the actual fair values of our awards as it does not consider certain factors important to our awards, such as continued employment, periodic vesting requirements and limited transferability.

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

Results of Operations

The following table summarizes certain aspects of our results of operations for Fiscal 2007 compared to Fiscal 2006 (in thousands):

	Fiscal 2007	Fiscal 2006	$ Change	% Change

Net sales	$15,023	$12,469	$2,554	20%

Cost of sales	9,120	8,221	899	11
As a percentage of sales	61%	66%

Selling and marketing expense	1,349	1,240	109	9
General and administrative expense	2,675	5,361	(2,686)	(50)
Research and development expense	2,439	3,084	(645)	(21)
Impairment of long-term asset	—	838	NM	NM

Total other income (expense)	(496)	1,079	NM	NM
Dividend on 5% convertible preferred stock and accretion of preferred Stock redemption value	(853)	(749)	NM	NM

Net loss available to common Stockholders	(1,913)	(5,948)	(4,035)	(68)

NM = Not Meaningful

Net Sales

The significant increase in net sales was attributable to our shift toward selling more high-end products, including our duplex scanner, with a higher average selling price (“ASP”). Our ASP increased 17% in 2007 as compared to 2006. We expect this trend to continue in 2008.

To a lesser extent, sales increased as a result of the following:

•	Overall growth of the document/image-capture market resulting from an increased market demand for products that manage how information is retrieved, stored, shared and disseminated;
•	Increased end-user market penetration, including distribution channel expansion, by both us and our largest customers;
•	The expansion of our customer base;
•
Our more consistent market delivery of our product, which is attributable to (i) the growth of our smaller customers and less dependence on our larger customers, (ii) our management of customer demand and product delivery and (iii) our movement toward a just-in-time inventory management product delivery system;

•	Our increased use of Value Added Reseller (“VAR”) channel distributions; and
•	Overall growth in the small office home office (“SOHO”) markets, and the result of our efforts to appeal to customers in the SOHO market.

Sales to our four largest customers represented 72% and 81% of net sales during Fiscal 2007 and Fiscal 2006, respectively. We expect that our largest customers will continue to account for a substantial portion of our net sales for the foreseeable future. The identities of our largest customers and their respective contributions to our net sales have varied and will likely continue to vary from period to period.

Although we expect net sales to increase as we continue to expand our business and offer additional products in the document/image-capture market, there can be no assurance that our net sales will increase.

Cost of Sales, Including Gross Profit

Cost of sales includes all direct product costs and services related to the delivery our products, and to a lesser extent, engineering services and software royalties. Cost of sales in Fiscal 2007 as compared to Fiscal 2006 increased in absolute dollars as a result of the increased net sales during Fiscal 2007 as compared to Fiscal 2006.

Cost of sales as a percentage of net sales decreased in Fiscal 2007 as compared to Fiscal 2006 as a result of our shift toward selling more feature-rich products, which bear a higher gross margin. The decrease in our cost of sales percentage during Fiscal 2007 as compared to Fiscal 2006 was somewhat offset by the currency fluctuation between the Chinese Yuan and the U.S. dollar. As our contract manufacturer transacts business in the Chinese Yuan, the deflation of the U.S. dollar against the Chinese Yuan increased the average cost of our product. To mitigate this risk, we are implementing a hedging policy to offset any additional deflation of the U.S. dollar against the Chinese Yuan. The remaining aspects of the cost to manufacture our product remained fairly stable.

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

The increase in selling and marketing expense during Fiscal 2007 as compared to Fiscal 2006 was primarily attributable to the stock-based compensation cost (a non-cash charge) as a result of granting stock options to key employees during the first quarter of Fiscal 2007 and accounting for such option grants under SFAS 123R. See “Note 4: Employee Equity Incentive Plans” in Part II, Item 7 of this Form 10-KSB. Stock-based compensation cost was $121,000 during Fiscal 2007 as compared to $51,000 during Fiscal 2006.

To a lesser extent, the increase for Fiscal 2007 as compared to Fiscal 2006 was attributable to our increased staff and related marketing activities to support our expanding product offerings and the addition of direct sales personnel in Europe and Asia. Although we expect sales and marketing expenses to fluctuate as a result of the timing of advertising and promotions of our various new products and stock option grants, overall we expect selling and marketing expenses to increase as we continue to expand our marketing efforts and the number of products we offer.

General and Administrative Expense

General and administrative expense consists primarily of costs associated with our executive, financial, human resources and information services functions, including stock-based compensation, facilities-related expenses and outside professional services such as legal and accounting. The decrease in general and administrative expenses during Fiscal 2007 as compared to Fiscal 2006 was primarily attributable to the following:

•
A $2,606,000 allowance against amounts due from related parties as it became apparent to management during the fourth quarter of Fiscal 2006 that such parties may not have the financial resources to repay amounts due; and

•
Decreased stock-based compensation cost (a non-cash charge) as a result of granting stock options to certain executives and key employees during the first quarter of Fiscal 2007 and accounting for such option grants under SFAS 123R. See “Note 4: Employee Equity Incentive Plans” in Part II, Item 7 of this Form 10-KSB. Stock-based compensation cost was $794,000 during Fiscal 2007 as compared to $1,015,000 during Fiscal 2006.

The above decreases from Fiscal 2007 compared to Fiscal 2006 were somewhat offset by the following increased expenses:

•	The hiring of an outside investor relations firm to manage and enhance our investor relations function;
•	Increased personnel costs to support our expanding business and related infrastructure; and
•	Increased expenses associated with maintaining our public company status, including the costs of complying with the Sarbanes-Oxley Act.

We anticipate that general and administrative expenses will continue to increase over the long term as our business continues to grow and the costs associated with being a public company continue to increase as a result of our required reporting requirements, including but not limited to expenses incurred to comply with the Sarbanes-Oxley Act of 2002.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs, of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production. The majority of our research and development expense during all periods presented was directly attributable to our future products including our HD display products. Our HD display research and development efforts were terminated in November 2007.

The decrease during Fiscal 2007 as compared to Fiscal 2006 was primarily attributable to the following:

•	The one-time amortization of our research and development-related intangible assets that totaled $555,000 during Fiscal 2006; and
•	The decreased infrastructure costs, expensed equipment and personnel expenses as we began to terminate our HD display research and development activities in the third quarter of Fiscal 2007.

The above decreases were somewhat offset by the stock-based compensation cost (a non-cash charge) as a result of granting stock options to key employees during the first quarter of fiscal 2007 and accounting for such option grants under SFAS 123R. See “Note 6: Employee Equity Incentive Plans” in Part I, Item 1 of this Form 10-QSB. Stock-based compensation cost was $511,000 during Fiscal 2007 as compared to $245,000 during Fiscal 2006.

Although we plan to continue to invest in product innovation and development with respect to our document/image-capture products, management continues to assess research and development efforts, which may result in an offset to future research and development expenses.

Impairment of Long-Term Asset

Until December 2007, we owned a 16.1% equity interest in CMOS Sensor, Inc. (“CMOS”), a California corporation, principally engaged in the research and development of infrared sensors and CMOS sensors. We accounted for the investment using the cost method of accounting. As we performed our annual review of long-lived assets during Fiscal 2006, we perceived indicators of the investment’s value. As such, we recorded an impairment charge of $838,000 related to our investment in CMOS during Fiscal 2006.

As previously discussed, during December 2007, we sold our 16.1% investment in CMOS back to CMOS for $160,000. The sale was a result of refocusing our efforts and economic resources toward our core revenue generating activities. As we sold the investment for its carrying value, there was no additional impairment required during Fiscal 2007, nor was there any gain or loss associated with the transaction.

Total Other Income (Expense)

Other income (expense) for Fiscal 2007 and Fiscal 2006 was mainly attributable to the $238,000 increase and the $1,421,000 decrease, respectively, in the fair value of the liability for derivative contracts associated with our Series A Stock and related warrants and Series B Stock and related warrants. Pursuant to SFAS 133 and EITF 00-19, the increase in the fair value of the liability for derivative contracts is included as other expense in our Statement of Operations and the decrease in the fair value of the liability for derivative contracts is included as other income in our Statement of Operations.

Other income (expense) was also impacted by our increased debt, which resulted in interest expense increasing to $303,000 in Fiscal 2007 from $92,000 in Fiscal 2006. Of the $303,000 interest expense recorded in Fiscal 2007, $88,000 was non-cash interest expense attributable to amortization of debt issuance costs.

The remaining other income (expense) during Fiscal 2006 was a result of issuing our Series B Stock as follows:

•	Cash paid for issuance costs of $88,000 in connection with our offering; and

•	A non-cash charge of $173,000 representing the fair value of 100,000 warrants issued to the placement agent for the sale of the stock.

Dividend on Series A Stock and Accretion of Preferred Stock Redemption Value

During Fiscal 2007 and Fiscal 2006, accretion on our preferred stock, both Series A and Series B, totaled approximately $773,000 and $668,000, respectively. The increase in accretion of preferred stock during Fiscal 2007 as compared to Fiscal 2006 was attributable to the sale of our Series B Stock during the third quarter of Fiscal 2006. Series A Stock dividends were $81,000 for both Fiscal 2007 and Fiscal 2006.

Liquidity and Capital Resources

The following table summarizes DCT’s cash and cash equivalents, working capital and cash flows as of and for the years ended December 31, 2007 and 2006 (in thousands):

	As of or for the year ended December 31,
	2007	2006
Cash and cash equivalents	$1,770	$1,333
Working capital	3,013	2,040
Cash provided (used) by operating activities	36	(1,239)
Cash provided (used) by investing activities	93	(4)
Cash provided by financing activities	308	1,150

Operating Activities

Cash provided by operations during Fiscal 2007 was primarily a result of our $1,913,000 net loss, $2,611,000 of net non-cash expenses and accretion of Series A and Series B preferred stock redemption value, and $662,000 net cash used by changes in operating assets and liabilities. Cash used by operations during Fiscal 2006 was primarily a result of our $5,948,000 net loss, $4,789,000 of net non-cash expenses and $80,000 net cash used by changes in operating assets and liabilities.

Non-cash items included in net loss available to common shareholders for both Fiscal 2007 and Fiscal 2006 include depreciation expense, stock-based compensation cost of options, fair value of warrants issued for services rendered, change in fair value of derivative instruments and the accretion of our Series A and Series B preferred stock redemption value. Fiscal 2006 includes additional non-recurring non-cash items including impairment of long-term investment and an allowance for doubtful accounts to reserve against our related party loans as previously discussed. See Part III, “Item 12. Certain Relationships and Related Transactions, and Director Independence.”

We had no significant unusual cash outlays related to operating activities during Fiscal 2007 or Fiscal 2006. We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing Activities

During Fiscal 2007, cash provided by investing activities was attributable to the sale of our 16.1% equity interest in CMOS. As previously discussed, during December 2007, we sold our investment in CMOS back to CMOS for $160,000. The sale was a result of refocusing our efforts and economic resources toward our core revenue generating activities. Cash generated from the sale of our investment in CMOS was somewhat offset by our capital expenditures, which were primarily related to tooling equipment required to support the production of our products. During Fiscal 2006, cash used in investing activities was solely attributable to the purchase of capital.

Financing Activities

During Fiscal 2007, our financing activities consisted of (i) a $500,000 draw against our bank line of credit to meet short-term obligations, including payment on the purchase of our product, (ii) the replacement of our existing line of credit at a commercial bank with a similar line of credit at a different commercial bank, and (iii) the scheduled repayment of principal on our notes payable (as discussed in the subsequent paragraph). During Fiscal 2006, cash provided by financing activities was attributable to the $1,150,000 sale of our Series B Stock. Net proceeds of this offering after payment of related commissions, fees and other expenses were approximately $1,070,000. We used the proceeds for sales, marketing, research and development and for working capital and general corporate purposes.

Cash and Working Capital Requirements

During September 2007, we repurchased 8,000,000, or approximately 36% of the then outstanding shares, of our restricted common stock from our majority shareholder for $2,000,000 less related transaction fees. Of the $2,000,000 consideration, $500,000 was paid through our newly established credit line with a commercial bank, and the remainder was financed through a $1,500,000 loan from Montage Capital, LLC a private investment group. Additionally, we agreed that if we sell our HD display business to a certain party, specifically identified in the repurchase agreement, and receive stock of the buyer as consideration, then we will transfer a portion of that stock to the majority stockholder. We repurchased the 8,000,000 shares for the purpose of retiring the shares. Our transfer agent retired the shared during the fourth quarter of 2007. The stock repurchase enhances our strategy of engaging an independent investment firm to explore and evaluate a range of strategic opportunities to enhance shareholder value, as previously discussed.

As previously discussed, we terminated our HD display research and development efforts during November 2007. All HD-related expenses, including employees and contractors were terminated by December 31, 2007. We do not expect to expend any additional effort or funds to further develop and deploy our HD technology in 2008.

With the termination of the HD display portion of our business, our expected future expenses will decrease and be more aligned with our current and projected revenue. If we successfully re-align our expenses, of which there can be no assurance, management believes that current cash and other sources of liquidity are sufficient to fund normal operations through the next 12 months.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One - Three	Three - Five
	Total	One Year	Years	Years

Long-term bank line of credit (1)	$2,021	$—	$2,021	$—
Series A Stock principal (2)	1,150	1,150	—	—
Series A Stock accrued dividends(2)	191	191	—	—
Term loan principal payments (3)	1,300	1,300	—	—
Term loan warrant liabilities(4)	250	250	—	—
Series B Stock principal(5)	150	—	150	—
Operating lease obligations	269	267	2	—
Consulting agreement	60	60	—	—
Total contractual cash obligations	$5,391	$3,218	$2,173	$—

(1)  During September 2007, we replaced our existing $2,500,000 line of credit at a commercial bank with a similar line of credit (“LOC”) at a different commercial bank. The new LOC initial maximum available credit was $2,000,000 and increased to $3,000,000 on December 12, 2007. Borrowings under the LOC are limited to 80% of eligible accounts receivable and 40% of eligible inventory, as defined in the LOC agreement.

The LOC bears an annual interest rate of prime (7.25% at December 31, 2007) plus 1.25% for advances drawn against accounts receivables and prime plus 2.25% for advances drawn against inventory. Interest payments are due monthly and all unpaid interest and principal is due in full on September 13, 2009. Upon certain events of default, the default variable interest rate increases to prime plus 5%. As of December 31, 2007, DCT had unused borrowing capacity of $160,000 on its LOC.

(2)  On March 15, 2008 (the "Series A Stock Redemption Date"), all of our outstanding Series A Stock shall be redeemed for a per share redemption price equal to the stated value on the Series A Stock Redemption Date (the "Series A Stock Redemption Price"). The Series A Stock Redemption Price is payable by us in cash or in shares of common stock at our discretion and shall be paid within five trading days after the Series A Stock Redemption Date.

In the event we elect to pay all or some of the Series A Stock Redemption Price in shares of common stock, the shares of common stock to be delivered to the purchasers shall be valued at 85% of the fifteen-day volume weighted average price of the common stock on the Series A Redemption Date.

(3)  On September 27, 2007, we entered into a $1,500,000 term loan agreement ("Loan Agreement") with Montage Capital, LLC ("Lender") and used the funds to repurchase 8,000,000 shares of our restricted common stock, as previously discussed. We granted the Lender a continuing security interest, and pledged to the Lender, all of our assets to secure payment and performance of its obligations under the Loan Agreement. The Loan Agreement and the security interest are subordinate to our LOC.

The Loan Agreement bears an annual interest rate of 15% with interest-only payments due monthly starting from initial funding through October 31, 2007. Thereafter, principal of $100,000 per month plus accrued interest is due at the end of each month through the loan’s maturity date of November 30, 2008. The remaining principal balance and accrued interest is due on the maturity date.

(4) In connection with the Loan Agreement, the Company issued warrants (“Loan Warrants”) to purchase up to 650,000 shares of our common stock at an initial exercise price of $0.60 per share. The Loan Warrants vested immediately and expire September 2012. Subsequent to the initial funding of the Loan Agreement, the warrant holders may require us to purchase the warrant for a maximum of $250,000. If any amount remains outstanding under the Loan Agreement after March 31, 2008, the warrant repurchase price increases to a maximum of $350,000.

(5)  On August 7, 2009 (the "Series B Stock Redemption Date"), all of our outstanding Series B Stock shall be redeemed for a per share redemption price equal to the stated value on the Series B Stock Redemption Date (the "Series B Stock Redemption Price"). The Series B Stock Redemption Price is payable by us in cash or in shares of common stock at our discretion and shall be paid within five trading days after the Series B Stock Redemption Date. In the event we elect to pay all or some of the Series B Stock Redemption Price in shares of common stock, the shares of common stock to be delivered to the purchasers shall be valued at 85% of the fifteen-day volume weighted average price of the common stock on the Series B Redemption Date.

Off-Balance Sheet Arrangements

At December 31, 2007, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(c)(2) of SEC Regulation S-B. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

As of December 31, 2007, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties existed, which are likely to have a material effect on our liquidity, except as described in “Note 10: Commitments and Contingencies” in Part II, Item 7 of this Form 10-KSB,.

ITEM 7. FINANCIAL STATEMENTS

The information required by Item 7 is included herein Appendix A beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following internal control deficiencies during its assessment of our internal control over financial reporting as of December 31, 2007:

1.	We did not have effective comprehensive entity-level internal controls specific to the structure of our board of directors;

2.	We did not have formal policies governing certain accounting transactions and financial reporting processes;

3.	We did not obtain attestations by all employees regarding their understanding of and compliance with DCT policies related to their employment;

4.
We did not obtain attestations by all members of our board of directors, our executive officers and our senior financial officers regarding their compliance with our Code of Ethics and our Code of Ethics did not apply to our other employees;

5.
We did not perform adequate oversight of certain accounting functions and maintained inadequate documentation of management review and approval of accounting transactions and financial reporting processes.

6.
We had not fully implemented certain control activities and capabilities included in the design of our financial system. Certain features of our financial system are designed to automate accounting procedures and transaction processing, or to enforce controls.

A regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that DCT did not maintain effective internal control over financial reporting as of December 31, 2007.

Management’s Remediation Initiatives

We are in the process of evaluating our material deficiencies. We have already begun to remediate many of the deficiencies. However, others will require additional people, including adding to our board of directors, which will take longer to remediate.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.
Identify and retain two new directors for our board of directors including a member who is appropriately credentialed as a financial expert with a goal of having sufficient independent board of directors oversight;

2.
Establish comprehensive formal general accounting policies and procedures and require employees to sign off such policies and procedures as documentation of their understanding of and compliance with DCT policies;

3.	Make all employees subject to our Code of Ethics and require all employees and directors to sign our Code of Ethics on an annual basis and retain the related documentation;

4.	Implement appropriate management oversight and approval activities in the areas of vendor bill payments, employee expense reimbursements, customer invoicing, and period-end closing processes; and

5.	Centralize our financial reporting system and move all decentralized off-line processes to our new centralized financial reporting system.

We anticipate that the above five initiatives will be at least partially, if not fully, implemented by June 30, 2008. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2008.

Conclusion

The above identified material weaknesses did not result in material audit adjustments to our 2007 financial statements. However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

In light of the identified material weaknesses, management, three of whom are also members of DCT’s board of directors, performed (1) significant additional substantive review of those areas described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period’s financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-KSB fairly present in all material respects DCT’s financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

The changes noted above, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, ages, years elected and principal offices and positions of our current directors and executive officers as of March 1, 2008.

Name	Year First Elected As Officer or Director	Age	Office
Darwin Hu	2004	54	Chairman
William Hawkins	2004	51	Chief Operating Officer, President and Secretary
David Clark	2004	38	Chief Executive Officer and Director
M. Carolyn Ellis	2007	43	Chief Financial Officer
Lawrence Liang	2004	71	Director

None of the members of the Board of Directors or executive officers of the Company are related to one another. Each year the stockholders elect the members of our Board of Directors. We do not have a standing nominating committee. There were no changes in procedures for nominating DCT directors during the year ended December 31, 2007.

DARWIN HU became our Chairman, President and Chief Executive Officer on April 2, 2004, in connection with our acquisition of Syscan, Inc. Prior thereto, Mr. Hu was the President and Chief Executive Officer of Syscan, Inc., our wholly-owned subsidiary. Effective March 1, 2008, Mr. Hu resigned as Chief Executive Officer and President of the Company, but has agreed to remain as the non-executive Chairman of the board of directors. Before joining Syscan, Inc., Mr. Hu held senior management positions at Microtek, Xerox, OKI, AVR, DEST, Olivetti and Grundig. Mr. Hu holds a bachelor's degree in Engineering Science from National Cheng-Kung University, Taiwan, and a master's degree in Computer Science and Engineering from California State University, Chico, California USA.

WILLIAM HAWKINS became our Chief Operating Officer and Secretary on April 2, 2004, in connection with our acquisition of Syscan, Inc. On June 8, 2007 he was appointed to our board of directors. On February 26, 2008, Mr. Hawkins was appointed by our board of directors to be the President of our Company effective March 1, 2008. Mr. Hawkins has held various management positions at Syscan, Inc., the Company's wholly-owned subsidiary, since 1999, including V.P. of Sales and Marketing, President and General Manager of Syscan Imaging Group. Prior thereto, Mr. Hawkins' product focus has been primarily in the imaging systems and computer peripheral markets, including senior positions with General Electric (UK), Kaman Aerospace, British Aerospace Engineering, Gartner Research and Per Scholas. Mr. Hawkins received a bachelor's degree in physics from the University of Maryland in 1978 and an MBA from Johns Hopkins University in Management of Technology Concentration (MOT).

DAVID CLARK has been our Senior Vice President of Business Development and a director since July 15, 2004 and our Chief Investment Officer since September 2007. On February 26, 2008, Mr. Clark was appointed by our board of directors to be the Chief Executive Officer of our company effective March 1, 2008. Also on February 26, 2008, Mr. Clark tendered his resignation as Chief Investment Officer effective March 1, 2008. In July 2005, Mr. Clark was appointed President of Sysview Technology, Inc., our wholly owned subsidiary. From October 2003 to July 2004 Mr. Clark was President of Nautical Vision, Inc. a market specific image display company where he created and implemented the company's business plan which involved product sourcing, sales and marketing and general management. From June 2001 to October 2003, Mr. Clark actively invested in and consulted to a diverse group of companies in addition to being involved in residential development. Mr. Clark was President and CEO of Homebytes.com from November 1998 to May of 2001. Prior thereto Mr. Clark was the head of distribution and a director of Take Two Interactive (Nasdaq:TTWO) which was a result of TTWO's acquisition of Inventory Management Systems, Inc. (I.M.S.I.), of which Mr. Clark was a co-founder and President. Prior to founding I.M.S.I., Mr. Clark held various management positions with Acclaim Entertainment (Nasdaq:AKLM), and the Imagesoft division of SONY Music (NYSE:SNE). Mr. Clark received a B.S. in Business from the State University of New York at Binghamton in 1990.

M. CAROLYN ELLIS was appointed our Chief Financial Officer on November 1, 2007. Ms. Ellis has been an independent contractor to the Company since April 2006 in charge of and supervising our financial reporting obligations. Prior to her work with the Company, Ms. Ellis served as a director, secretary and treasurer of Knovative, Inc., a telecommunications research and development company that she co-founded in 2003 and where she remains a member of the board of directors today. From April 2000 until July 2003, Ms. Ellis served as the Vice President of Finance for Correlant Communications, a company in the telecommunications industry. Ms. Ellis has been a certified public accountant since 1989. She earned a bachelor's degree in economics and accounting from Hendrix College in 1986 and a master's degree in business administration from the University of New Mexico in 1994.

LAWRENCE LIANG has been a director since April 2, 2004. Mr. Liang serves as an "independent director" as defined by Nasdaq Rule 4200(a)(15). Since 1984 Mr. Liang has been the President and Vice President of Genoa Systems Corporation, a graphics company that developed the flicker free and true color technologies in the late 1980's, the President of Telecom Marketing, a marketing consultant for telecommunications infrastructure, and the President of Cwaves Technology, a wireless LAN/WAN company. From 1967 to 1978, Mr. Liang worked for IBM's Technology Component Division to help develop semiconductor products and RISC CPU Instruction sets. From1978 to 1982 Mr. Liang worked in IBM's Disk Drive division in Silicon Valley where he held various management positions. Mr. Liang holds a master's degree in Applied Mathematics from the City University of New
York.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons during the year ended December 31, 2007.

Code of Ethics

Our Board of Directors adopted a Code of Ethics, including an Insider Trading Policy, applicable to all DCT employees and members of our Board of Directors. Each employee and board member is required to sign our Code of Ethics every year.

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

Our Code of Ethics, originally adopted in March 2005, was updated in February 2008 and is incorporated by reference as Exhibit 14.1.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against any business or property of such person or any business of which he or she was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of  competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities, futures, commodities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board of Directors Meetings and Subcommittees

Meetings

Our Board of Directors did not hold any meetings during the fiscal year ended December 31, 2007. All board actions were completed through unanimous written consents.

Audit Committee and Financial Expert

Our Board of Directors does not have a separate audit committee. The Board has determined that it does not have a member of its Board that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-B.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. However, as part of implementing Sarbanes Oxley, DCT plans to appoint an independent qualified audit committee financial expert as well as an additional independent professional to its Board of Directors to strengthen and improve its internal disclosure controls and procedures during the fiscal year ending December 31, 2008.

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

Shareholder Communication

We communicate regularly with shareholders through press releases, as well as annual and quarterly reports. Our investor relations department and Corporate Secretary address investor concerns on an on-going basis. We may also address such concerns through our website at www.docucap.com.

Interested parties, including shareholders and other security holders, may communicate directly with our Board of Directors or with individual directors by writing to the Corporate Secretary at 1772 Technology Drive, San Jose, California 95110 or call 1-408-436-9888 ext. 207.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under Equity Compensation Plans, and the equity compensation plan information table see Part II, “Item 5: Market for Common Equity and Related Stockholder Matters.”

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth, for the years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the year ended December 31, 2007: (i)individuals who served as, or acted in the capacity of, our principal executive officer and principal financial officer for the year ended December 31, 2007; and (ii) our two other most highly compensated executive officers, who together with the principal executive officer are our most highly compensated officers whose salary and bonus exceeded $100,000 with respect to the years ended December 31, 2007 and 2006 and who were employed by us at December 31, 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compensation (1) ($)	Total Compensation ($)
Darwin Hu, Chief Executive Officer and Chairman	2006 2007	200,000 200,000	-0- -0-	-0- -0-	-0- 267,300(4)	-0- -0-	-0- -0-	7,292 7,833	207,292 475,133
William Hawkins, Chief Operating Officer, Secretary and Director	2006 2007	160,000 160,000	-0- -0-	-0- -0-	-0- 194,400(5)	-0- -0-	-0- -0-	6,133 3,633	166,133 358,033
David Clark, Chief Investment Officer and Director	2006 2007	150,000 150,000	-0- -0-	-0- -0-	-0- 194,400(6)	-0- -0-	-0- -0-	-0- -0-	150,000 344,400
M. Carolyn Ellis, Chief Financial Officer	2006 2007	-0- 22,500(2)	-0- -0-	-0- -0-	-0- 99,000(7)	-0- -0-	-0- -0-	-0- -0-	-0- 121,500

(1) Represents the Company’s match on the named executives’ 401(k) contribution.

(2) Represents actual salary payments from November 1, 2007 through December 31, 2007 based on an annual salary of $135,000.

(3)Although there are a number of ways that the value of an equity award may be expressed, under SEC rules the values reported in the Option Award column of the Summary Compensation Table represent the dollar amount, without any risk of forfeiture, recognized for financial reporting purposes related to grants of options to each of the listed officers. DCT calculated these amounts in accordance with the provisions of Statement of Financial Accounting Standards 123-R, Share-Based Payment. See “Note 4: Employee Equity Incentive Plans” in Part II, Item 7 - Financial Statements of this Form 10-KSB.

(4) Represents the total fair value (as discussed in (3) above) of 550,000 incentive stock options granted during the year ended December 31, 2007, of which 80,000 were for serving as a DCT director. One-third of the options vested on March 28, 2007, one-third vest on March 28, 2008 and one-third vest on March 28, 2009.

(5) Represents the total fair value (as discussed in (3) above) of 400,000 incentive stock options granted during the year ended December 31, 2007. One-third of the options vested on March 28, 2007, one-third vest on March 28, 2008 and one-third vest on March 28, 2009.

(6) Represents the total fair value (as discussed in (3) above) of 400,000 incentive stock options granted during the year ended December 31, 2007, of which 80,000 were for serving as a DCT director. One-third of the options vested on March 28, 2007, one-third vest on March 28, 2008 and one-third vest on March 28, 2009.

(7) Represents the total fair value (as discussed in (3) above) of 150,000 non-qualified stock options granted during the year ended December 31, 2007. All options vest on November 1, 2008.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding unexercised stock options, stock that has not vested, and equity incentive plan awards at December 31, 2007 by the named executive officers.

OUTSTANDING EQUITY AWARDS TABLE

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Exercise Price	Expiration Date
Darwin Hu	1,398,850	—	—	$0.01	4/26/2012
Chief Executive Officer and Chairman	313,333	156,667(1)	—	0.70	3/25/2017
	26,666	53,334(1)	—	0.70	3/25/2017

William Hawkins	898,850	—	—	$0.01	4/26/2012
Chief Operating Officer, Secretary and Director	133,333	266,667(1)	—	0.70	3/25/2017
			—
David Clark	698,850	—	—	$0.01	4/26/2012
Chief Investment Officer and Director	106,667	213,333(1)	—	0.70	3/25/2017
	26,666	53,334(1)	—	0.70	3/25/2017

M. Carolyn Ellis	—	150,000(2)	—	$0.60	10/30/2014
Chief Financial Officer

(1) One-half of the unexercisable options at December 31, 2007 will vest on March 28, 2008 and one-half of the unexercisable options at December 31, 2007 will vest on March 28, 2009.
(2) All of the unexercisable options at December 31, 2007 will vest on November 1, 2008.

SARS/Long-Term Incentive Plans - Awards in Last Fiscal Year

No stock appreciation rights or long-term incentives were awarded to any executive officer or director during the year ended December 31, 2007.

Compensation of Directors

The general policy of the Board is that compensation for directors should consist primarily of equity-based compensation. DCT did not pay any cash compensation to any members of our Board of Directors during the year ended December 31, 2007.

The following table details the total compensation earned by DCT’s non-employee director during the year ended and as of December 31, 2007:

		Year Ended December 31, 2007
Name	Year	Option Award ($) (1) (2)	Total Compensation ($)
Lawrence Liang	2007	38,880	38,880

(1) Although there are a number of ways that the value of an equity award may be expressed, under SEC rules the values reported in the Option Award column of the Summary Compensation Table represent the dollar amount, without any risk of forfeiture, recognized for financial reporting purposes related to grants of options to each of the listed officers. DCT calculated these amounts in accordance with the provisions of Statement of Financial Accounting Standards 123-R, Share-Based Payment. See “Note 4: Employee Equity Incentive Plans” in Part II, Item 7 - Financial Statements of this Form 10-KSB.
(2) Represents the total fair value (as discussed in (1) above) of 80,000 incentive stock options granted during the year ended December 31, 2007, for serving as a DCT director. One-third of the options vested on March 28, 2007, one-third vest on March 28, 2008 and one-third vest on March 28, 2009.

Employment Contracts

Darwin Hu, President and Chief Executive Officer

In April 2005, we entered into an employment agreement with Mr. Darwin Hu pursuant to which he agreed to serve as our President and Chief Executive Officer. The agreement provides for an initial term of three years, an annual salary to Mr. Hu of $200,000 and an annual bonus to be determined by our Board of Directors. In connection with the agreement, Mr. Hu was issued non-qualified options to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.01 per share. One-third of the options vested immediately upon the execution of the employment agreement, one-third vested on April 3, 2006 and one-third vested on April 2, 2007. The agreement also provides for the executive's ability to participate in our health insurance program. In the event that Mr. Hu's employment is terminated other than with good cause, he will receive a payment of the lesser of his then remaining salary due pursuant to the employment agreement or six months of base salary at his then current annual salary.

On January 18, 2008, DCT entered into an addendum to the April 2005 employment agreement with Mr. Hu (the "Hu Addendum"). The Hu Addendum extends the initial term of Mr. Hu's employment with DCT for an additional six months, from thirty-six months to forty-two months, commencing on April 26, 2005. In addition, the Hu Addendum provides for an increase in Mr. Hu's annual base salary from $200,000 to $225,000 effective January 1, 2008. The Hu Addendum is incorporated by reference at Exhibit 10.9.

On February 26, 2008, DCT entered into a second addendum to the employment agreement with Mr. Hu (the “Hu Second Addendum”). The Hu Second Addendum amends Mr. Hu’s employment agreement and the Hu Addendum to reflect his resignation as President and Chief Executive Officer of DCT effective March 1, 2008. The Hu Second Addendum also provides for a decrease in Mr. Hu’s annual salary from $225,000 to $112,500 effective June 1, 2008, unless DCT appoints Mr. Hu to an executive officer position of DCT in the future at which point Mr. Hu’s compensation will be determined by the Board. The Hu Second Addendum is incorporated by reference at Exhibit 10.29.

William Hawkins, Chief Operating Officer

In April 2005, we entered into an employment agreement with Mr. William Hawkins pursuant to which he agreed to serve as our Chief Operating Officer. The agreement provides an initial term of three years, an annual salary to Mr.

Hawkins of $160,000 and an annual bonus to be determined by our Board of Directors. In connection with the agreement, Mr. Hawkins was issued non-qualified options to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.01 per share. One-third of the options vested immediately upon the execution of the employment agreement, one-third vested on April 3, 2006 and one-third vested on April 2, 2007. The agreement also provides for the executive's ability to participate in our health insurance program. In the event that Mr. Hawkins' employment is terminated other than with good cause, he will receive a payment of the lesser of his then remaining salary due pursuant to the employment agreement or six months of base salary at his then current annual salary.

On January 18, 2008, DCT entered into an addendum to the April 2005 employment agreement with Mr. Hawkins (the "Hawkins Addendum"). The Hawkins Addendum extends the initial term of Mr. Hawkins’ employment with DCT for an additional six months, from thirty-six months to forty-two months, commencing on April 26, 2005. In addition, the Hawkins Addendum provides for an increase in Mr. Hawkins' annual base salary from $160,000 to $180,000 effective January 1, 2008. The Hawkins Addendum is incorporated by reference at Exhibit 10.10.

On February 26, 2008, DCT entered into an addendum to the employment agreement with Mr. Hawkins (the “Hawkins Second Addendum”). The Hawkins Second Addendum amends Mr. Hawkins’ employment agreement and the Hawkins Addendum to include his new position as President of DCT effective March 1, 2008. The Hawkins Second Addendum is incorporated by reference at Exhibit 10.30.

David Clark, Chief Investment Officer

In April 2005, we entered into an employment agreement with Mr. David Clark pursuant to which he agreed to serve as our Senior VP of Business Development. The agreement provides for an initial term of three years, an annual salary to Mr. Clark of $150,000 and an annual bonus to be determined by our Board of Directors. In connection with the agreement, Mr. Clark was issued non-qualified options to purchase up to 800,000 shares of our common stock at an exercise price of $0.01 per share. One-third of the options vested immediately upon the execution of the employment agreement, one-third vested on April 3, 2006 and one-third vested on April 2, 2007. The agreement also provides for the executive's ability to participate in our health insurance program. In the event that Mr. Clark's employment is terminated other than with good cause, he will receive a payment of the lesser of his then remaining salary due pursuant to the employment agreement or six months of base salary at his then current annual salary.

On January 18, 2008, DCT entered into an addendum to the April 2005 employment agreement with Mr. Clark (the "Clark Addendum"). The Clark Addendum extends the initial term of Mr. Clark's employment with DCT for an additional six months, from thirty-six months to forty-two months, commencing on April 26, 2005. In addition, the Clark Addendum provides for an increase in Mr. Clark's annual base salary from $150,000 to $175,000 effective January 1, 2008. The Clark Addendum is incorporated by reference at Exhibit 10.11.

On February 26, 2008, DCT entered into an addendum to the employment agreement with Mr. Clark (the “Clark Second Addendum”). The Clark Second Addendum amends Mr. Clark’s employment agreement to reflect his new position as Chief Executive Officer of DCT and his resignation as Chief Investment Officer of DCT effective March 1, 2008. The Clark Second Addendum is incorporated by reference at Exhibit 10.31.

M. Carolyn Ellis, Chief Financial Officer

In November 2007, we entered into an employment agreement with Ms. M. Carolyn Ellis pursuant to which she will serve as our Chief Financial Officer. The agreement provides for an initial term of twelve months, an annual salary to Ms. Ellis of $135,000 and an annual bonus to be determined by our board of directors. In connection with the agreement, Ms. Ellis was issued non-qualified options to purchase up to 150,000 shares of our common stock at an exercise price of $0.60 per share. The options will vest and become exercisable on the 12-month anniversary of their issuance date. The agreement also provides for the executive’s ability to participate in our health insurance program. In the event that Ms. Ellis’ employment is terminated other than with good cause, she will receive a payment of the lesser of her then remaining salary due pursuant to the employment agreement or three months of base salary at her then current annual salary. Ms. Ellis’s employment agreement is incorporated by reference at Exhibit 10.12.

Report on Repricing of Options/SARs

We did not re-price any options or SARS during the year ended December 31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 22, 2008, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them. As of February 22, 2008 there were 16,599,754 shares of our common stock outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Percentage of Common Shares Beneficially Owned
Syscan Imaging Limited (2) Unit C, 21st Floor, 9-23 Shell Street North Point , Hong Kong	8,173,514	49.2%
Directors and Executive Officers: c/o Document Capture Technologies, Inc 1772 Technology Drive San Jose, CA 95110
Darwin Hu (3)	1,865,517	10.4
William Hawkins(4)	1,265,517	7.2
David Clark(5)	1,110,142	6.5
M. Carolyn Ellis(6)	—	*
Lawrence Liang(7)	53,333	*
All directors and executive officers as a group (consisting of 5 persons)	4,294,509	22.0

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

(2) The sole shareholder of Syscan Imaging Limited is Syscan Technology Holdings Limited (“STH”), a publicly-held company whose shares are listed on The Growth Enterprise Market of the Stock Exchange of Hong Kong Limited.

(3) Includes (i) 500,000 shares of common stock and (ii) 1,365,517 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 183,333 shares of common stock underlying options that are not exercisable within the next 60 days.

(4) Includes (i) 400,000 shares of common stock and (ii) 865,517 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 133,333 shares of common stock underlying options that are not exercisable within the next 60 days.

(5) Includes (i) 500,010 shares of common stock and (ii) 610,132 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 133,333 shares of common stock underlying options that are not exercisable within the next 60 days.

(6) Does not include 150,000 shares of common stock underlying options that are not exercisable within the next 60 days.

(7) Includes 53,333 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 26,667 shares of common stock underlying options that are not exercisable within the next 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2007, we entered into the following transactions required to be reported under Item 404 of Regulation S-B (“Item 404”):

Certain Relationships and Related Transactions

Manufacturing of Our Product

We purchase the majority of our finished scanner imaging products from Syscan Lab Limited (“SLL”), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"), the parent company of our former majority stockholder.  Our Chairman and former CEO, Darwin Hu, was formerly the CEO of STH.  He resigned from STH effective December 2004.

Purchases from SLL totaled $8,369,000 for the year ended December 31, 2007 and $8,620,000 during the year ended December 31, 2006. All purchases from SLL were carried out in the normal course of business. We have established a pricing agreement with SLL, which is negotiated semi-annually. We believe the quality of the product as well as the price we pay for the product is far more favorable to us than we could attain from an unrelated manufacturer.

As a result of these purchases, the Company was liable to SLL for $578,000 and $952,000 at December 31, 2007 and 2006, respectively.

Related-Party Loans

In the normal course of business, the Company entered into several interest-free loans to related parties for the purpose of purchasing capital equipment, including tooling required for the manufacture of our product, as follows:

Year Ended December 31, 2006	$—
Year Ended December 31, 2005	341,000
Prior to December 31, 2004	2,265,000
Total due at December 31, 2006	$2,606,000

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

No new loans were entered during the year ended December 31, 2007.

Director Independence

The following director is an independent director as that term is defined under Nasdaq Rule 4200(a)(15): Lawrence Liang.

ITEM 13. EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
2.1	Share Exchange Agreement by and among Bankengine Technologies, Inc., Michael Xirinachs, Syscan Inc. and Syscan Imaging Limited	Incorporated by reference to Exhibit 99.1 to Form 8-K as filed April 19, 2004
3.1	Certificate of Incorporation, dated February 15, 2002	Incorporated by reference to Exhibit 3.1 to Form 10-KSB as filed March 31, 2005
3.2	Certificate of Amendment to the Company's Certificate of Incorporation dated March 19, 2004	Incorporated by reference to Exhibit 3.2 to Form 10-KSB as filed March 31, 2005
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Stock as filed with the Secretary of State of the State of Delaware on March 15, 2005	Incorporated by reference to Exhibit 10.4 to Form 8-K as filed March 21, 2005
3.4	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to Form 10-KSB as filed March 31, 2005
3.5	Certificate of Amendment to the Company's Certificate of Incorporation dated June 23, 2006	Incorporated by reference to Exhibit 3.5 to Form 10-QSB as filed August 21, 2006
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Stock as filed with the Secretary of State of the State of Delaware on June 10, 2006	Incorporated by reference to Exhibit 10.4 to Form 8-K as filed August 14, 2006
10.1	Form of Series A Convertible Preferred Stock and Common Stock Warrant Purchase Agreement entered into by and between the Company and the purchasers	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed March 21, 2005
10.2	Form of Common Stock Purchase Warrant	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed March 21, 2005
10.3	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.3 to Form 8-K as filed March 21, 2005
10.4	Form of Series B Convertible Preferred Stock and Common Stock Warrant Purchase Agreement entered into by and between the Company and the purchasers	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed August 14, 2006
10.5	Form of Common Stock Purchase Warrant	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed August 14, 2006
10.6	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.3 to Form 8-K as filed August 14, 2006
10.7	2002 Amended and Restated Stock Option Plan	Incorporated by reference to Exhibit 10.4 to Form 10-KSB as filed March 31, 2005
10.8	2006 Stock Option Plan	Incorporated by reference to Exhibit 10.8 to Form 10-QSB as filed August 21, 2006
10.9	Employment Agreement entered between the Company and Darwin Hu dated April 26, 2005	Incorporated by reference to Exhibit 10.5 to Form 8-K as filed May 2, 2005
10.10	Employment Agreement entered between the Company and William Hawkins dated April 26, 2005	Incorporated by reference to Exhibit 10.6 to Form 8-K as filed May 2, 2005
10.11	Employment Agreement entered between the Company and David P. Clark dated April 26, 2005	Incorporated by reference to Exhibit 10.7 to Form 8-K as filed May 2, 2005
10.12	Addendum to Employment Agreement entered between the Company and Darwin Hu dated January 18, 2008	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed January 23, 2008

Exhibit Number	Description of Exhibit	Method of Filing
10.13	Addendum to Employment Agreement entered between the Company and William Hawkins dated January 18, 2008	Incorporated by reference to Exhibit 10.2 to Form 8-K das filed January 23, 2008
10.14	Addendum to Employment Agreement entered between the Company and David P. Clark dated January 18, 2008	Incorporated by reference to Exhibit 10.3 to Form 8-K as filed January 23, 2008
10.15	Employment Agreement entered between the Company and M. Carolyn Ellis dated November 1, 2007	Incorporated by reference to exhibit 99.1 to Form 8-K dated November 7, 2007
10.16	Incentive Stock Option Agreement between the Company and Darwin Hu dated March 30, 2007	Incorporated by reference to exhibit 10.6 to Form SB-2 dated January 17, 2008
10.17	Incentive Stock Option Agreement between the Company and Darwin Hu dated March 30, 2007	Incorporated by reference to exhibit 10.7 to Form SB-2 dated January 17, 2008
10.18	Incentive Stock Option Agreement between the Company and William M. Hawkins dated March 30, 2007	Incorporated by reference to exhibit 10.8 to Form SB-2 dated January 17, 2008
10.19	Incentive Stock Option Agreement between the Company and David P. Clark dated March 30, 2007	Incorporated by reference to exhibit 10.9 to Form SB-2 dated January 17, 2008
10.20	Incentive Stock Option Agreement between the Company and David P. Clark dated March 30, 2007	Incorporated by reference to exhibit 10.10 Form SB-2 dated January 17, 2008
10.21	Incentive Stock Option Agreement between the Company and M. Carolyn Ellis dated November 1, 2007	Incorporated by reference to exhibit 99.2 to Form 8-K dated November 7, 2007
10.22	Loan and Security Agreement by and among Silicon Valley Bank, the Company and Syscan Inc. dated September 13, 2007	Incorporated by reference to exhibit 10.1 to Form 8-K dated September 19, 2007
10.23	Cross Corporate Continuing Guarantee by the Company and Syscan Inc. in favor of Silicon Valley Bank dated September 13, 2007	Incorporated by reference to exhibit 10.2 to Form 8-K dated September 19, 2007
10.24	Shares Buy-back Agreement between the Company and Syscan Imaging Limited	Incorporated by reference to exhibit 10.1 to Form 10-QSB dated November 14, 2007
10.25	Loan Agreement entered into by and between the Company and Montage Capital, LLC on September 27, 2007	Incorporated by reference to exhibit 10.2 to Form 10-QSB dated November 14, 2007
10.26	Warrant to Purchase Stock to Montage Capital, LLC	Incorporated by reference to exhibit 10.3 to Form 10-QSB dated November 14, 2007
10.27	Warrant to Purchase Stock to North Atlantic Resources Limited	Incorporated by reference to exhibit 10.4 to Form 10-QSB dated November 14, 2007
10.28	Lease Agreement by and between the Company and Airport II Property Management, LLC dated August 9, 2006	Incorporated by reference to Exhibit 10.12 to Form 10-KSB dated April 3, 2007
10.29	Addendum to Employment Agreement dated February 26, 2008 by and between the Document Capture Technologies, Inc. and Darwin Hu	Incorporated by reference to Exhibit 10.1 to form 8-K as filed March 3, 2008
10.30	Addendum to Employment Agreement dated February 26, 2008 by and between the Document Capture Technologies, Inc. and William Hawkins	Incorporated by reference to Exhibit 10.2 to form 8-K as filed March 3, 2008

Exhibit Number	Description of Exhibit	Method of Filing
10.31	Addendum to Employment Agreement dated February 26, 2008 by and between the Document Capture Technologies, Inc. and David Clark	Incorporated by reference to Exhibit 10.3 to form 8-K as filed March 3, 2008
14.1	Code of Ethics adopted by the Company's Board of Directors as amended February 2008	Incorporated by reference to Exhibit 14.1 to form 8-K as filed March 3, 2008
21	List of Subsidiaries	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - David P. Clark	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - M. Carolyn Ellis	Filed herewith
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act - David P. Clark	Filed herewith
32.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act - M. Carolyn Ellis	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table is a summary of the fees billed for the audit and other services provided by our independent registered public accounting firm, Clancy and Co., P.L.L.C. (“Clancy”):

Fee Category	Year Ended December 31, 2007	Year Ended December 31, 2006
Audit fees	$79,413	$67,185
Audit-related fees	—	—
Tax fees	4,550	3,200
All other fees	—	—

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

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

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

Signature	Title	Date

/s/ David P. Clark	Chief Executive Officer	March 5, 2008
David P. Clark

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David P. Clark	Chief Executive Officer and Director	March 5, 2008
David P. Clark	(Principal Executive Officer)

/s/ William Hawkins	President, Chief Operating Officer, Secretary and Director	March 5, 2008
William Hawkins

/s/Darwin Hu	Chairman	March 5, 2008
Darwin Hu

/s/M. Carolyn Ellis	Chief Financial Officer	March 5, 2008
M. Carolyn Ellis	(Principal Financial Officer)

/s/ Lawrence Liang	Director	March 5, 2008
Lawrence Liang

APPENDIX - A

Item 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Document Capture Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Document Capture Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Document Capture Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring net losses in recent years resulting in a substantial accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Clancy and Co., P.L.L.C.
Phoenix, Arizona

February 29, 2008

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$1,770	$1,333
Trade receivables	2,464	1,813
Inventories, net	1,400	1,642
Prepaid expenses and other current assets	32	73
Total current assets	5,666	4,861

Fixed assets, net	127	108
Long-term investment	—	160
Total assets	$5,793	$5,129

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Bank line of credit	$—	$1,013
Notes payable and related warrant liability	1,239	—
Trade payables to related parties	578	952
Trade payables	415	198
Other payables and accruals	243	506
Accrued dividends on Series A 5% cumulative convertible stock preferred stock	178	152
Total current liabilities	2,653	2,821

Long-term bank line of credit	2,021	—
Liability under derivative contracts	255	229

Total liabilities	4,929	3,050

Commitments and contingencies (Note 10)

Convertible preferred stock, $.001 par value, 2,000 authorized:
Series A 5% cumulative convertible preferred stock, 11.5 and 16 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively; liquidation value of $1,150 and $1,565 at December 31, 2007 and December 31, 2006, respectively	1,074	957
Series B convertible preferred stock, 1.5 and 11.5 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively; liquidation value of $150 and $1,150 at December 31, 2007 and December 31, 2006, respectively	70	152

Stockholders' (deficit) equity:
Common stock $.001par value, 50,000 authorized, 15,904 shares issued and 15,404 outstanding at December 31, 2007 and 24,642 shares issued and 24,142 outstanding at December 31, 2006 (500 shares held in escrow)	15	24
Additional paid-in capital	30,323	29,651
Accumulated deficit	(30,618)	(28,705)
Total stockholders' (deficit) equity	(280)	970
Total liabilities and stockholders’ (deficit) equity	$5,793	$5,129

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006

Net sales	$15,023	$12,469

Cost of sales	9,120	8,221

Gross profit	5,903	4,248

Operating expenses:
Selling and marketing	1,349	1,240
General and administrative	2,675	5,361
Research and development	2,439	3,084
Impairment of long-term investment	—	838
Total operating expenses	6,463	10,523

Operating loss	(560)	(6,275)

Other income (expense):
Change in fair value of derivative instruments	(238)	1,421
Fair value of warrants issued	—	(173)
Preferred stock issuance costs	—	(88)
Interest income	24	28
Interest expense	(303)	(92)
Other	21	(17)
Total other income (expense)	(496)	1,079

Net loss before income taxes	(1,056)	(5,196)
Provision for income taxes	4	3

Net loss	(1,060)	(5,199)
Dividend on Series A and accretion of Series A and Series B preferred stock redemption value	(853)	(749)
Net loss available to common stockholders	$(1,913)	$(5,948)

Net loss available to common stockholders per common share - basic and diluted	$(0.09)	$(0.25)

Weighted average common shares outstanding - basic and diluted	20,420	24,105

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit .	Equity .

Balances at December 31, 2005	24,092	$24	$28,138	$(22,757)	$5,405
Issuance of common stock upon conversion of preferred stock	50	—	29	—	29
Stock base compensation cost - options	—	—	1,311	—	1,311
Fair value of warrants issued for payment of preferred stock issuance costs	—	—	173	—	173
Net loss available to common shareholders and comprehensive loss	—	—	—	(5,948)	(5,948)
Balances at December 31, 2006	24,142	$24	$29,651	$(28,705)	$970
Common stock acquired from related party	(2,600)	(3)	3	—	—
Issuance of common stock upon conversion of preferred stock	1,562	2	1,068	—	1,070
Stock base compensation cost - options	—	—	1,426	—	1,426
Issuance of common stock upon cashless exercise of stock options	300	—	—	—	—
Repurchase of common stock for retirement	(8,000)	(8)	(1,992)	—	(2,000)
Fair value of common stock warrants issued for services rendered	—	—	18	—	18
Fair value of warrants issued for debt issuance costs	—	—	149	—	149
Net loss available to common shareholders and comprehensive loss	—	—	—	(1,913)	(1,913)
Balances at December 31, 2007	15,404	$15	$30,323	$(30,618)	$(280)

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2007	2006

Operating activities
Net loss available to common shareholders	$(1,913)	$(5,948)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	48	597
Fair value of common stock warrants issued for services rendered	18	—
Stock base compensation cost - options	1,426	1,311
Change in fair value of derivative instruments	238	(1,421)
Accretion of Series A and Series B preferred stock redemption value	773	668
Preferred stock issuance expenses paid by issuance of warrants	—	173
Allowance for doubtful accounts	—	2,606
Allowance for slow-moving inventory	20	—
Impairment of long-term investment	—	838
Interest expense attributable to amortization of debt issuance costs	88	—
Loss on disposal of assets	—	17
Changes in operating assets and liabilities:
Trade receivables	(651)	(528)
Inventories	222	(891)
Prepaid expenses and other current assets	41	246
Trade payables	217	(61)
Trade payables to related parties	(374)	749
Other payables and accruals	(198)	324
Accrued dividends on Series A 5% cumulative convertible stock	81	81
Cash provided (used) by operating activities	36	(1,239)

Investing activities
Cash proceeds from sale of long-term investment	160	—
Capital expenditures	(67)	(4)
Cash provided (used) by investing activities	93	(4)

Financing activities
Proceeds from the issuance of preferred stock	—	1,150
Payoff of existing bank line of credit	(1,013)	—
Advances on replacement bank line of credit	1,521	—
Principal payments on notes payable	(200)	—
Cash provided (used) by financing activities	308	1,150

Increase (decrease) in cash and cash equivalents	437	(93)

Cash and cash equivalents at beginning of year	1,333	1,426

Cash and cash equivalents at end of year	$1,770	$1,333

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$198	$92
Income taxes	$4	$3

Non-cash investing and financing activities:
Restricted common stock acquired from related party	$2	$—
Conversion of convertible preferred stock to common stock	$1,070	$30
Issuance of common stock warrants in connection with debt financing	$399	$—
Purchase of restricted common stock for retirement	$2,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Significant Accounting Policies

Organization

Document Capture Technologies, Inc. ("DCT" or "Company") develops, designs and delivers various imaging technology solutions to all types and sizes of enterprises including governmental agencies, large corporations, small corporations, small office-home offices (“SOHO”), professional practices as well as consumers (referred to herein collectively as “Enterprises”). DCT is a market-leader in providing USB-powered scanning solutions to a wide variety of industries and market applications. DCT’s patented and proprietary page-imaging devices facilitate the way information is stored, shared and managed in both business and personal use.

Syscan, Inc., DCT’s wholly-owned subsidiary, was incorporated in California in 1995 to develop and manufacture a new generation of contact image sensors (“CIS”) that are complementary metal-oxide-silicon (“CMOS”) imaging sensor devices. During the late 1990s, DCT established many technical milestones and was granted numerous patents for its linear imaging technology. DCT’s patented CIS and mobile imaging scanner technology provides high quality images at extremely low power consumption levels allowing delivery of compact scanners in a form ideally suited for laptop or desktop computer users who need a small lightweight device to scan or fax documents.

DCT’s business model was developed around intellectual property (“IP”) driven products sold primarily to original equipment manufacturers (“OEM”), private label brands and value added resellers (“VAR”) and can be found in a variety of applications, including but not limited, to the following:

• Document and information management;
• Identification card scanners;
• Passport security scanners;
• Bank note and check verification;
• Business card readers;
• Barcode scanning; and
• Optical mark readers used in lottery terminals.

In addition, during the past several years, DCT has engaged in the research and development of certain technologies related to the field of high definition (“HD”) display. During that time, DCT expanded its HD display initiative through acquisition, exclusive licensing and the addition of key personnel and expended significant resources to develop its HD display technology. However, in November 2007, DCT terminated its HD display research and development efforts. All HD-related expenses, including employees and contractors were terminated by December 31, 2007. DCT does not expect to expend any additional effort or funds to further develop and deploy its HD technology in 2008.

Basis of Financial Statements

The consolidated financial statements include the accounts of DCT and its subsidiaries. All significant intercompany transactions and balances have been eliminated. United States (U.S.) dollar is the functional currency for DCT. As such, DCT does not have any translation adjustments. Monetary accounts denominated in non-U.S. currencies, such as cash or payables to vendors, have been re-measured to the U.S. dollar. Gains and losses resulting from foreign currency transactions are included in the results of operations. To date, DCT has not entered into hedging activities to offset the impact of foreign currency fluctuations. Certain accounts have been reclassified to conform to the current period presentation. Such reclassifications did not affect total net sales, operating loss or net loss available to common stockholders.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that DCT will continue as a going concern. As shown in the financial statements, during the years ended December 31, 2007 and 2006, DCT incurred net losses available to common shareholders of $1,913,000 and $5,948,000, respectively, of which approximately $2,611,000 and $4,789,000, respectively, is attributed to non-cash items. As of December 31, 2007, accumulated deficit was $30,618,000 and total stockholders’ deficit was $280,000. These factors raise substantial doubt about DCT’s ability to continue as a going concern.

The Company's ability to continue as a going concern is mitigated because DCT’s current sources of liquidity as of January 31, 2008, are as follows: (i) $500,000 of cash and cash equivalents, (ii) $2,300,000 of current accounts receivables, (iii) $1,300,000 of inventory (at cost), (iv) $700,000 line of credit available for use under its current line of credit facility, and (v) working capital in excess of $2,000,000. Management also believes that it has the ability to borrow additional funds from third parties such as financial institutions or will be successful in a debt or equity financing that will be sufficient to fund its operations for the next twelve months. Therefore, for at least the next twelve months, DCT can continue to operate as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

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

Concentration of Credit Risk and Major Customers

Financial instruments that subject DCT to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents. DCT maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of December 31, 2007, DCT had consolidated balances of approximately $1,568,000, which were not guaranteed by FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Major Customers and Trade Receivables. A relatively small number of customers account for a significant percentage of DCT’s sales. The percentage of sales derived from significant customers is as follows:

	Year Ended December 31,
	2007	2006
Customer A	27%	42%
Customer B	17	12
Customer C	16	14
Customer D	12	13

Trade receivables from these customers totaled $2,223,000 at December 31, 2007. As of December 31, 2007 all DCT's trade receivables were unsecured. The risk with respect to trade receivables is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Concentration of Supplier Risk

DCT purchases substantially all its finished scanner imaging products from one vendor that is also a wholly-owned subsidiary of the parent company of our former (see Note 13) majority stockholder. See Note 3. If this vendor became unable to provide materials in a timely manner and DCT was unable to find alternative vendors, DCT's business, operating results and financial condition would be materially adversely affected.

Inventories

Inventories consist of finished goods, which are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Provision is made for obsolete, slow-moving or defective items where appropriate. The amount of any provision (reversal) is recognized as a component of cost of sales in the period the provision (reversal) occurs. At December 31, 2007, an inventory allowance of $20,000 was established as a result of slow-moving inventory. There was no inventory allowance at December 31, 2006. DCT has not had any material inventory write offs for the period from January 1, 2006 to December 31, 2007.

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

Intangible Assets

Acquisition-related intangibles include 1.) intellectual property, which has reached technological feasibility, to be integrated into DCT’s future products and 2.) technological expertise required to complete the integration. Intangible assets are amortized on a straight-line basis over the periods of benefit. DCT performs an annual review of its identified intangible assets to determine if facts and circumstances exist which indicate that the assets’ useful life is shorter than originally estimated or that the assets’ carrying amount may not be recoverable. If such facts and circumstances exist, DCT assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Long-Term Investments

Long-term investments are carried at cost less provision for any impairment in value. Income from long-term investments is accounted for to the extent of dividends received or receivable. Upon disposal of investments, any profit and loss thereon is accounted for in the Statement of Operations.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), if indicators of impairment exist, DCT assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, DCT measures the amount of such impairment by comparing the assets’ carrying value to the assets’ present value of the expected future cash flows. As such, DCT recognized $838,000 of impairment losses during the year ended December 31, 2006. The underlying asset is used in DCT’s operations. Therefore, the impairment loss is included with operating expenses on the DCT’s Statement of Operations. See Note 7.

Preferred Stock Accounting Treatment

Preferred Stock Classification. As of December 31, 2007 and 2006, pursuant to the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) EITF 00-19, Accounting for Derivative Financial Instruments (“EITF 00-19”), and EITF Topic D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), DCT’s series A 5% cumulative convertible redeemable preferred stock (“Series A Stock”) and related warrants and the series B convertible redeemable preferred stock (“Series B Stock”) was reported as temporary equity, as the stock is conditionally redeemable at the holder’s option on the redemption date.

The difference between the initial recorded value of the Series A Stock and Series B Stock and the minimum redemption value is being accreted, on a straight-line basis, from the respective issuance date through the earliest redemption date. The increases in the carrying amount of the Series A Stock and Series B Stock for the years ended December 31, 2007 and 2006 totaled approximately $773,000 and $668,000, respectively, and were recorded as increases to DCT’s accumulated deficit. The accretion of DCT’s Series A Stock and Series B Stock redemption value is disclosed as a reconciling item and adjusts DCT’s reported net loss, together with the Series A Stock dividends, to net loss available to common stockholders.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements 133 and 140 (“SFAS 155”). SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. DCT adopted SFAS 155 on January 1, 2007 and will apply the standard to any new hybrid financial instruments issued subsequent to January 1, 2007. However, as allowed by paragraph 4(c) of SFAS 155, DCT did not elect to apply SFAS 155 to previously existing hybrid financial instruments including DCT’s Series A Stock and Series B Stock.

Likely Embedded Derivative. Under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and EITF 00-19, the redemption feature of both DCT’s Series A Stock and related warrants and Series B Stock and related warrants is likely a derivative instrument that requires bifurcation from the host contract. Accordingly, the fair value of these derivative instruments has been recorded in DCT’s Balance Sheet as a liability. The total increase in the fair value of the liability for derivative contracts, for both Series A Stock and Series B Stock, totaled approximately $238,000 for the year ended December 31, 2007 with the offsetting adjustment disclosed as non-operating expense on DCT’s Statements of Operations. The total decrease in the fair value of the liability for derivative contracts, for both Series A Stock and Series B Stock, totaled approximately $1,421,000 for the year ended December 31, 2006 with the offsetting adjustment disclosed as non-operating income on DCT’s Statements of Operations.

DCT computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. DCT's derivative instruments have characteristics significantly

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

different from traded options, and the input assumptions used in the model can materially affect the fair value estimate.

The assumptions used in the Black-Scholes valuation model to estimate fair value of each derivative instrument and the resulting weighted average estimated value of the Series A Stock derivative liability and the Series B Stock derivative liability as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Weighted average estimated values per share	$0.08	$0.05
Expected life in years	3.0	3.0
Expected volatility	49%	38%
Expected dividend yield	0%	0%
Risk free interest rate	4%	5.2%

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

Allowance for doubtful accounts and return allowances. DCT presents trade receivables, net of allowances for doubtful accounts and returns, to ensure trade receivables are not overstated due to uncollectibility. Allowances, when required, are calculated based on detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting DCT’s customer base. DCT reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. DCT had no allowance for doubtful accounts as of December 31, 2007 or December 31, 2006. DCT has not had any material trade receivable write offs for the period from January 1, 2006 to December 31, 2007.

Research and Development Expenses

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were immaterial for both periods presented.

Employee Equity Incentive Programs

In December 2004, the FASB issued SFAS 123-R, Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes the Accounting Principles Board (“APB”) APB Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense. Effective January 1, 2006, DCT adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation expense recognized for the years ended December 31, 2007 and 2006, includes the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and APB 25), and (b) compensation expense for all stock-based payments granted

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). See Note 4.

Income Taxes

DCT accounts for income taxes under the liability method of accounting for income taxes in accordance with the provisions of SFAS 109, Accounting for Income Taxes, (“SFAS 109”) and related interpretations and guidance including FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. All tax positions are first analyzed to determine if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. After the initial analysis, the tax benefit is measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Comprehensive Income (Loss)

DCT includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income (loss) separately in the equity section of the Balance Sheet. There was no comprehensive income (loss) for any of the periods presented.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. As DCT incurred net losses for the years ended December 31, 2007 and 2006, common stock equivalents were excluded from diluted net loss per share as their effect would be anti-dilutive. As a result, for all periods presented, DCT’s basic and diluted net loss per share is the same.

Note 2 - Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US Generally Accepted Accounting Principle (“GAAP”) standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by DCT January 1, 2008. DCT is currently evaluating the potential impact this standard may have on its consolidated financial position, cash flows and results of operations, but does not believe the impact of the adoption will be material.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by DCT January 1, 2008. DCT does not expect the adoption of SFAS 159 to result in a significant impact on its consolidated financial position, cash flows and results of operations.

In June 2007, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activities” (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of fiscal 2008. DCT is currently evaluating the potential impact this standard may have on its consolidated financial position, cash flows and results of operations, but does not believe the impact of the adoption will be material.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. DCT is currently evaluating the potential impact this standard may have on its consolidated financial position, cash flows and results of operations, but does not believe the impact of the adoption will be material.

Other recent accounting pronouncements issued by the FASB (including the EITF), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on DCT's present or future financial statements.

Note 3 - Related-Party Transactions

Related-Party Purchases

DCT purchases the majority of its finished scanner imaging products from Syscan Lab Limited (“SLL”), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"), the parent company of DCT’s former (see Note 13) majority stockholder. See Note 1. DCT's Chairman and former Chief Executive Officer (see Note 13), Darwin Hu, was formerly the Chief Executive Officer of STH. He resigned from STH effective December 2004.

Purchases from SLL totaled $8,369,000 and $8,620,000 for the years ended December 31, 2007 and 2006, respectively. All purchases from SLL were carried out in the normal course of business. As a result of these purchases, DCT was liable to SLL for $578,000 and $952,000 at December 31, 2007 and 2006, respectively.

Related-Party Loans

In the normal course of business, DCT made interest-free loans to several related parties for the purpose of purchasing capital equipment, including tooling equipment required to manufacture DCT’s product. The original loans were entered into prior to January 1, 2006. The loans totaled $2,606,000 and were fully reserved at December 31, 2006. No new loans were entered during the year ended December 31, 2007.

Note 4 - Employee Equity Incentive Plans

General

DCT’s share-based awards are long-term retention plans that are intended to attract, retain and provide incentives for talented employees. DCT believes its share-based awards are critical to its operation and productivity. The employee share-based award plans allow DCT to grant, on a discretionary basis, incentive stock options and non-qualified stock options.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

DCT issues options under two different stock option plans (both approved by shareholders) as well as through employment agreements with key employees, executives and consultants (approved by the board of directors on a case-by-case basis). The following table sets forth, by the respective option plan, certain aspects of DCT’s stock options as of December 31, 2007:

	Option Approval Method			Options Outstanding and Options Available
Description	Board of Directors	Board of Directors and Shareholders	Total	Outstanding	Available For Future Grant	Total
2002 Amended and Restated Stock Option Plan	—	3,200,000	3,200,000	2,601,667	598,333	3,200,000
Key Personnel Option Grants	4,150,000	—	4,150,000	3,846,550	—	3,846,550
2006 Stock Option Plan		1,500,000	1,500,000	399,333	1,100,667	1,500,000
Total	4,150,000	4,700,000	8,850,000	6,847,550	1,699,000	8,546,550

Stock-Based Compensation

Prior to January 1, 2006, DCT accounted for its stock-based employee compensation plans following the recognition and measurement principles of APB 25 and related interpretations. Accordingly, compensation expense equal to the difference between the total exercise price and the total fair market value - for awards granted at an exercise price less than fair market value of the underlying common stock on the grant date - was amortized over the vesting period and included in the Statement of Operations. Effective January 1, 2006, DCT adopted the fair value recognition provisions of SFAS 123(R).

The following table sets forth the total stock-based compensation expense included in the Statements of Operations (in thousands):

	Year Ended December 31,
	2007	2006
Selling and marketing	$121	$51
General and administrative	794	1,015
Research and development	511	245

The weighted average assumptions used to value options granted during the year ended December 31, 2007 are as follows:

Weighted average estimated values per share	$0.49
Expected option life in years	3.0
Weighted average expected volatility	111.3%
Expected dividend yield	0%
Weighted average risk free interest rate	5.2%

At December 31, 2007, DCT had approximately $600,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over the next 15 months.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activity and Outstanding

The following table summarizes stock option activity and related information as of and for the year ended December 31, 2007:

	Options	Weighted-Average Exercise Price

Outstanding at December 31, 2006	4,890,000	$0.18
Granted	3,186,000	0.70
Exercised	300,000	0.01
Cancelled	928,450	0.82
Outstanding at December 31, 2007	6,847,550	$0.34

The following table summarizes all options outstanding and exercisable by price range as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.01	3,696,550	4.64	$0.01	3,696,550	$0.01
$0.65 - $0.70	2,874,333	8.65	$0.69	1,007,000	$0.69
$1.01	276,667	0.10	$1.01	276,667	$1.01

Note 5 - Fixed Assets

Fixed assets are summarized as follows (in thousands):

	December 31,
	2007	2006
Computer and office equipment	$37	$40
Tooling and product design	187	127
	224	167
Less: accumulated depreciation	(97)	(59)
	$127	$108

Total fixed asset depreciation expense totaled $48,000 and $42,000 for the years ended December 31, 2007 and 2006, respectively.

Note 6 - Intangible Assets

DCT’s intangible assets were recorded primarily as a result of the acquisition of Nanodisplay, Inc (“Nano”) in November 2005. Nano was purchased to facilitate DCT’s anticipated entry into the display market as Nano was a leading designer of liquid crystal on silicon (“LCOS”) HDTV technology and maintained a workforce with the technical expertise required to integrate Nano’s technology into DCT’s technology. As previously discussed, DCT terminated its HD-related research and development efforts during November 2007.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DCT had no intangible assets as of December 31, 2007. The following summarizes the components of intangible assets as of December 31, 2006 (in thousands):

	As of December 31, 2006
	Gross	Accumulated Amortization	Net	Life
Developed technology	$463	$(463)	$—	1 Year
Technical integration expertise	79	(79)	—	1 Year
Other	13	(13)	—	1 Year
Total	$555	$(555)	$—

There was no amortization expense related to intangible assets for the year ended December 31, 2007. Amortization expense related to intangible assets, included in research and development expenses, totaled $555,000 for the year ended December 31, 2006.

Note 7 - Long-Term Investment

DCT’s long-term investment at December 31, 2006 consists of an equity interest in CMOS Sensor, Inc. (“CMOS”), a California corporation, principally engaged in the research and development of infrared sensors and CMOS sensors. Until December 2007, DCT owned 16.1% of CMOS and accounted for the investment using the cost method of accounting. During December 2007, DCT sold its 16.1% investment in CMOS back to CMOS for $160,000. As the long-term investment was sold for the carrying value of the asset, there was no gain or loss associated with the transaction.

Note 8 - Equity

Common Stock Activity

As previously discussed in Note 3, DCT acquired 2,600,000 shares of DCT’s restricted common stock during the first quarter of fiscal 2007. DCT’s transfer agent subsequently cancelled the shares.

During the second quarter of 2007, DCT issued 300,000 shares of common stock upon the exercise of employee stock options by DCT’s principal officers in a cashless exercise.

During the second quarter of 2007, DCT issued 30,927 shares of common stock resulting from the conversion of $26,500 (265 shares) of Series A Stock and the related accrued dividend shares of 4,427 as discussed below.

During the third quarter of 2007, DCT issued 560,734 shares of common stock resulting from the conversion of (i) $388,500 (3,885 shares) of Series A Stock and the related accrued dividend shares of 55,527 and 86,707 shares for payment of penalties associated with an in-effective SB-2 registration statement, and (ii) $30,000 (300 shares) of Series B Stock as discussed below.

During the third quarter of 2007, DCT repurchased 8,000,000 of its restricted common stock from its majority shareholder for $2,000,000 less related transaction fees. Of the $2,000,000 consideration, $500,000 was paid through the DCT’s newly established credit line with a commercial bank, and the remainder was financed through a $1,500,000 loan from Montage Capital, LLC a private investment group. See Note 10. Additionally, the DCT agreed that if its HD display business is sold to a certain party, specifically identified in the repurchase agreement, and receives stock of the buyer as consideration, then it will transfer a portion of that stock to the majority stockholder. To date, DCT has not sold its HD display business. DCT repurchased the 8,000,000 shares for the purpose of retiring the shares. DCT’s transfer agent subsequently cancelled the shares.

During the fourth quarter of 2007, DCT issued 970,000 shares of common stock resulting from the conversion of $970,000 (9,700 shares) of Series B Stock as discussed below.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Series A 5% Cumulative Convertible Preferred Stock Activity

 During the second quarter of 2007, 265 shares of Series A Stock ($26,500) and the related accrued dividend shares of 4,427 were converted into shares of common stock.

During the third quarter of 2007, 3,885 shares of Series A Stock ($388,500) and the related accrued dividend shares of 55,527 were converted into shares of common stock.

Series A Stock Dividends

DCT’s Series A Stock records cumulative dividends at a rate of five percent per annum, payable semiannually on July 1 and January 1. Dividends are payable in cash, by accretion of the stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Series A Stock or to pay for dividends in cash or in shares of common stock, is at DCT’s discretion. To date, DCT has not paid any cash dividends. During the years ended December 31, 2007 and 2006, Series A Stock dividends were approximately $86,000 and $81,000, respectively, and recorded as a reconciling item adjusting reported net loss to net loss available to common stockholders.

Series B Convertible Preferred Stock Initial Issuance

On August 8, 2006, DCT completed a private placement with a group of accredited investors for the sale of 11,500 shares of DCT’s Series B Stock along with warrants, expiring three years from the date of issuance, to purchase additional shares of DCT’s stock. Pursuant to a registration rights agreement (as discussed below), DCT filed a Form SB-2 on October 11, 2006, with the Securities and Exchange Commission (“SEC”), to register the shares of common stock issuable upon conversion of the Series B Stock and upon exercise of the warrants. The SEC declared the SB-2 effective on January 18, 2007.

At the time of issuance, total common stock issuable upon conversions of underlying Series B Stock and related warrants follows:

Series B Stock (1)	1,150,000
Warrants issued to purchasers in private placement (2)	575,000
Warrants issued to placement agent in the private placement (2)	100,000
1,825,000

(1) Convertible at $1.00 per share, subject to anti-dilution provisions.
(2) Convertible at $1.50 per share, subject to anti-dilution provisions.

The Series B Stock was priced at $100 per share and DCT received proceeds of $1,150,000 less offering costs and expenses. Starboard Capital Markets, LLC, a NASD member firm, acted as placement agent in the sale for which it received $80,000 in commissions and 100,000 warrants to purchase shares of DCT's common stock at an exercise price equal to $1.50 per share. The fair value, under the Black-Scholes pricing model, of the 100,000 warrants issued to the placement agent was $26,000 and was charged to non-operating expense and credited to additional paid-in capital during the year ended December 31, 2006.

The material terms of the Series B Stock are as follows:

Series B Stock Conversion Rights. All or any portion of the stated value of the Series B Stock outstanding may be converted into common stock at anytime by the investors. The initial fixed conversion price of the Series B Stock is $1.00 per share ("Conversion Price"). The Conversion Price is subject to anti-dilution protection adjustments, on a full ratchet basis, until the date that is twelve months from the effective date of the Registration Statement required to be filed pursuant to the Registration Rights Agreement, upon DCT's issuance of additional shares of common stock, or securities convertible into common stock, at a price that is less than the then Conversion Price.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Redemption. On August 7, 2009 ("Redemption Date"), all of the outstanding Series B Stock shall be redeemed for a per share redemption price equal to the stated value on the Redemption Date (“Redemption Price"). The Redemption Price is payable by DCT in cash or in shares of common stock at DCT's discretion and shall be paid within five trading days after the Redemption Date. In the event DCT elects to pay all or some of the Redemption Price in shares of common stock, the shares of common stock to be delivered to the Investors shall be valued at 85% of the fifteen-day volume weighted average price of the common stock on the Redemption Date.

Right to Compel Conversion. If, on any date after August 7, 2007, (A) the closing market price for a share of DCT’s common stock for ten consecutive trading days equals at least $4.00 (subject to adjustment for certain events), and (B) the average reported daily trading volume during such ten-day period equals or exceeds 100,000 shares, then DCT shall have the right, at its option, to convert all, but not less than all, of the outstanding shares of the Series B Stock at the Conversion Price provided that the Registration Statement shall be effective at all times during such 10-day period and during the 30-day notice period to the Investors.

Warrant Terms. The Warrants grant Investors the right to purchase up to an aggregate of 575,000 shares of common stock of DCT at an exercise price of $1.50 per share. The Warrants expire on August 7, 2009 and must be exercised by the payment of cash, except if there is no effective registration statement covering the resale of the shares of common stock underlying the Warrants, at which time an investor may exercise their Warrants on a cashless basis. The fair value, under the Black-Scholes pricing model, of the 575,000 warrants was $147,000 and was charged to non-operating expense and credited to additional paid-in capital during the year ended December 31, 2006.

Restrictions on Conversion of Series B Stock and Exercise of Warrants. No holder of the Series B Stock is entitled to receive shares upon conversion of the Series B Stock held by such holder if such receipt would cause such holder to be deemed to beneficially own in excess of 4.999% of the outstanding shares of DCT’s common stock on the date of issuance of such shares (this provision may be waived upon 61 days prior written notice to DCT). In addition, no individual holder is entitled to receive shares upon conversion of the Series B Stock if the transaction causes such holder to beneficially own in excess of 9.999% of the outstanding shares of DCT’s common stock on the date of issuance of such shares (this provision may be waived upon 61 days prior written notice to DCT).

None of the individual holders of the Series B warrants are entitled to exercise any warrant held by them, if the exercise causes the holder to beneficially own in excess of 4.999% of the outstanding shares of DCT’s common stock on the date of issuance of such shares.

Registration Rights. Pursuant to the terms of a Registration Rights Agreement between the investors and DCT, DCT was obligated to file a registration statement on Form SB-2 (which was filed on October 11, 2006) registering the resale of shares of DCT's common stock issuable upon conversion of the Series B Stock and exercise of the related warrants. DCT was required to file the registration statement within 60 days following August 8, 2006 and to have the registration statement declared effective by December 6, 2006, which is 120 days following August 8, 2006. If the registration statement was not timely filed, or declared effective within the timeframe described, or if the registration is suspended other than as permitted, in the Registration Rights Agreement, DCT will be obligated to pay each Investor a fee equal to one percent of such investor's purchase price of the Series B Stock for each 30 day period thereafter (pro rated for partial periods), that such registration conditions are not satisfied, up to a maximum of 12 months. See Note 10.

Right of First Refusal. Subject to certain conditions, DCT has granted the investors a right of first refusal, for a period of one year from the effective date of the registration statement required to be filed in connection with this transaction, to participate in any subsequent financing that DCT conducts.

Voting Rights. Holders of the Series B Stock shall have no voting rights. However, so long as any shares of Series B Stock are outstanding, DCT shall not, without the affirmative vote of the holders of a majority of the shares of the Series B Stock then outstanding, (a) alter or change adversely the powers, preferences or rights

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

given to the Series B Stock or alter or amend the Series B Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation senior to or otherwise PARI PASSU with the Series B Stock, (c) amend its certificate or articles of incorporation or other charter documents so as to affect adversely any rights of the holders of the Series B Stock, (d) increase the authorized number of shares of the Series B Stock, or (e) enter into any agreement with respect to the foregoing.

Liquidation Preference. Upon any liquidation, dissolution or winding up of DCT, whether voluntary or involuntary, and subject to the rights of the holders of Series A Stock, the holders of the Series B Stock shall be entitled to receive out of the assets of DCT, whether such assets are capital or surplus, for each share of Series B Stock an amount equal to the stated value per share before any distribution or payment shall be made to the holders of any securities of DCT with rights junior to the Series B Stock. If the assets of DCT shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series B Stock shall be distributed among such holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Series B Convertible Preferred Stock Activity

During the third quarter of 2007, Series B Stock totaling 300 shares ($30,000) were converted into 30,000 shares of common stock.

During the third quarter of 2007, Series B Stock totaling 9,700 shares ($970,000) were converted into 970,000 shares of common stock.

Note 9 - Income Tax

Provision for income taxes for all periods presented represents the minimum franchise tax due, $800 per annum, in the State of California for each California entity of the consolidated entity and prior years franchise taxes paid in current periods. No provision for Hong Kong Profits Tax has been made for the periods presented as DCT and its subsidiaries operating in Hong Kong have no assessable profits during the years being reported.

DCT believes sufficient uncertainty exists regarding the realization of net operating loss carryforwards and other timing differences for the periods presented. Accordingly, a valuation allowance has been provided for the entire amount related thereto. The valuation allowance (decreased) increased by approximately $(1,421,000) and $286,000 during the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007 DCT has available net operating loss carryforwards for federal and state income tax purposes of approximately $22,000,000 and $14,500,000 which expire principally through 2027 and 2012, respectively. State net operating loss carryforwards are based on federal net operating losses, which are limited to certain percentages and carryover periods based on the year incurred. Pursuant to the Tax Reform Act of 1986, annual utilization of DCT’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

The following table reconciles the statutory rates to DCT’s effective rate:
	Year Ended December 31,
	2007	2006
U.S. and California statutory rate (%)	(43.8)	(43.8)
Change in valuation allowance	43.8	43.8
	—	—

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The net deferred income tax asset consisted of the following (in thousands):

	December 31,
	2007	2006
Deferred tax assets
Federal net operating loss carryforwards	$7,737	$7,791
State net operating loss carryforwards	1,278	1,746
Capitalized R&D Expenses	367	932
Tax credit carryforwards	374	708
	9,756	11,177
Less: valuation allowance	(9,756)	(11,177)
	—	—
Deferred tax liability
Excess tax over book depreciation	—	—

Net deferred income tax asset	$—	$—

DCT files  income tax returns in the United States federal jurisdiction and certain states in the United States and certain foreign jurisdictions.  With a few exceptions, DCT is no longer subject to U. S.  federal, state or non-U.S.  income tax examination by tax authorities on  tax returns filed before January 31, 2004.  DCT recently filed its U. S.  federal return for the years ended December 31, 2007. These U. S. federal returns are considered open tax years as of the date of these consolidated financial statements.  No tax returns are currently under examination by any tax authorities.

Note 10 - Commitments and Contingencies

Operating Leases

DCT is committed under various non-cancelable operating leases which extend through November 2011. As of December 31, 2007, future minimum rental commitments are as follows (in thousands):

Year Ending December 31,	Future Minimum Lease Payments
2008	$267
2009	1
2010	1
2011	—
Total	$269

Bank Line of Credit

During September 2007, DCT replaced its existing $2,500,000 line of credit at a commercial bank with a similar line of credit (“LOC”) at a different commercial bank. The new LOC initial maximum available credit was $2,000,000 and increased to $3,000,000 during December 2007. Borrowings under the LOC are limited to 80% of eligible accounts receivable and 40% of eligible inventory, as defined in the LOC agreement. The LOC bears an annual interest rate of prime (7.25% at December 31, 2007) plus 1.25% for advances drawn against accounts receivables and prime plus 2.25% for advances drawn against inventory. Interest payments are due monthly and all unpaid interest and principal is due in full on September 13, 2009. Upon certain events of default, the default variable interest rate increases to prime plus 5%. As of December 31, 2007, DCT had unused borrowing capacity of $160,000 on its LOC.

As of December 31, 2007, DCT was in compliance with all LOC debt covenants.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Loan

On September 27, 2007 DCT entered into a $1,500,000 term loan agreement ("Loan Agreement") with Montage Capital, LLC ("Lender") in an arm’s length transaction. DCT received $1,500,000, less closing costs, and was restricted under the Loan Agreement, to use the funds for repurchasing shares of DCT's common stock as previously discussed at Note 8. DCT granted the Lender a continuing security interest, and pledged to the Lender, all of its assets to secure payment and performance of its obligations under the Loan Agreement. The Loan Agreement and the security interest are subordinate to DCT’s LOC.

The Loan Agreement bears an annual interest rate of 15% with interest-only payments due monthly starting from initial funding through October 31, 2007. Thereafter, principal of $100,000 per month plus accrued interest is due at the end of each month through the loan’s maturity date of November 30, 2008. The remaining principal balance and accrued interest is due on the maturity date. If DCT sells any assets outside the ordinary course of business and receives cash proceeds from such sale, the Lender must be paid 20% of such proceeds as pre-payment of the outstanding principal.

The Lender has the right to declare all of the amounts due under the Loan Agreement immediately due and payable for any of the following reasons:

•	DCT fails to make any payment of principal or interest on its due date, or pay any other amount due to the Lender within ten days after such amount is due and payable;

•	DCT fails or neglects to perform, keep, or observe any term, provision, condition, covenant, or agreement contained in the Loan Agreement subject to, in some cases, a ten-day grace period;

•	DCT or any person acting on behalf of DCT makes any warranty, representation, or other statement that is incorrect in any material respect when made;

•
A default or event of default occurs under any agreement to which DCT is a party or by which it is bound, including DCT’s LOC (as discussed above) (i) resulting in a right by the other party or parties, whether or not exercised, to accelerate the maturity of any indebtedness in excess of $50,000 or (ii) the occurrence of a material adverse effect. A material adverse effect is defined as a change in DCT’s business, prospects, operations, results of operations, assets, liabilities, or financial or other condition, (ii) the material impairment of the prospect of repayment of any portion of the amounts due the Lender by DCT, or (iii) a material adverse change in the value of the collateral securing the amounts due under the Loan Agreement;

•	Any portion of DCT’s assets is attached, seized, or levied upon, or a judgment for more than $50,000 is awarded against DCT and is not stayed within ten days;

•	If DCT dissolves or begins a bankruptcy or other insolvency proceeding; or

•	A bankruptcy or other insolvency proceeding is begun against DCT and is not dismissed or stayed within sixty days.

In connection with the Loan Agreement, DCT issued warrants (“Loan Warrants”) to purchase up to 650,000 shares of DCT’s common stock at an initial exercise price of $0.60 per share. The Loan Warrants vested immediately and expire September 2012. Subsequent to the initial funding of the Loan Agreement, the warrant holders may require DCT to purchase the warrant for a maximum of $250,000. And if any amount remains outstanding under the Loan Agreement after March 31, 2008, the warrant repurchase price increases to a maximum of $350,000.

Under the Black-Scholes pricing model, the fair value of the Loan Warrant on the issuance date was $399,000. Because the warrants were immediately redeemable for $250,000 cash at the warrant holder’s request, DCT accounted for the $250,000 warrant redemption value as a current liability and the $149,000 excess fair value

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

over the warrant redemption value as additional paid-in capital. DCT will accrete the entire $399,000 debt discount to interest expense over the life of the Loan Agreement. DCT recorded interest expense for the year ended December 31, 2007 of $88,000 in connection with the Loan Warrants.

Future annual repayment obligations as of December 31, 2007 were as follows (in thousands):

Principal payments due less than 12 months	$1,300
Loan Warrants redemption value	250
Total obligations	1,550
Less: unamortized debt discount	(311)
$1,239

DCT calculated the initial fair value of all its warrants under the Black-Scholes pricing model with the following assumptions: contractual term of five years, 5.3% risk-free interest rate, expected volatility of 90% and expected dividend yield of 0%.

The Loan Warrant includes registration rights that require DCT to file a registration statement with the Securities and Exchange Commission (the "SEC") registering the shares of common stock underlying the Loan Warrant within 120 days after the issue date and to have such registration statement declared effective within 165 days after the issue date. For any 30 day period during which the registration obligations are unfulfilled, the Lender may acquire an additional 27,500 shares under the Loan Warrant. DCT accounts for the Loan Warrant registrations rights under EITF-00-19-2, Accounting for Registration Payment Arrangements (“EITF-00-19-2”). EITF-00-19-2 requires the contingent liability under the registration payment arrangement to be included in the allocation of proceeds from the related debt financing transaction if payment is probable and can be reasonably estimated at inception. In management’s opinion, payment of the Loan Warrant registrations rights contingent liability is not probable, and therefore, not reflected in DCT’s financials statements as of December 31, 2007. DCT will continue to evaluate the registration rights contingent liability and the probability of the occurrence of payment under the registration rights at each reporting period to determine if the liability should be reflected in DCT's financial statements.

Upon the occurrence of an event of default under the Loan Agreement, the Lender may acquire 13,750 shares under the Loan Warrant on the date of such occurrence and an additional 13,750 shares on the first day of each 30 day period after such event of default until all amounts under the Loan Agreement have been paid in full.

The Loan Warrant provides for weighted average anti-dilution price adjustments if DCT issues common stock (or securities convertible into common stock) for consideration less than the then-effective exercise price; provided that if DCT sells or issues its equity securities within one year after the issue date in an offering in which DCT receives gross proceeds of at least $1,000,000 (“Equity Event”), then, at the option of the Lender, the shares into which the Loan Warrant is convertible will be of the type and series of stock issued in the Equity Event, the exercise price shall be equal to the price per share paid in the Equity Event, and the Lender shall have the rights given to the purchasers in the Equity Event.

Employment Agreements

DCT maintains employment agreements with its executive officers which, as of December 31, 2007, extend through 2008. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, DCT maintains employment agreements with other key employees with similar terms and conditions. As of December 31, 2007 termination payments totaling $329,000 remain in effect. The employment agreements were extended subsequent to December 31, 2007. See Note 13.

Consulting Agreement

Effective on January 1, 2008, DCT extended is existing Investor Relations Consulting Agreement for one additional year. Under the extended contract, DCT agreed to pay the consultant (i) $5,000 per month for 12

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

months, and (ii) 110,000 warrants with an exercise price of $0.65 per share, expiring in three years from the vesting date. The warrants vest as follows: (i) 50% upon signing the agreement, (ii) 25% on June 30, 2008, and (iii) 25% on September 30, 2008. The warrants will not be registered under federal or state securities laws.

Preferred Stock Registration Rights Agreement

In connection with the issuance of Series A Stock and Series B Stock, DCT executed registration rights agreements with the purchasers thereof under which DCT agreed to register the common shares underlying the Series A Stock and related warrants. The registration rights agreements provide for liquidated damages in the event the registration statement is not maintained continuously effective. DCT did not meet the stipulated requirements and as such accrued $7,000 and $155,000, included in general and administrative expense, for liquidated damages during the years ended December 31, 2007 and 2006, respectively.

Litigation, Claims and Assessments

DCT experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT's financial condition, results of operations or cash flows.

Note 11 - Employee Benefits

DCT has a 401(k) plan for employees who are at least 21 years of age and have completed a minimum of 1,000 hours of service. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, but not in excess of the maximum amounts allowed under the Internal Revenue Code. DCT matches employee contributions up to 1.5% of base salary. DCT contributions totaled $40,000 and $38,000 for the years ended December 31, 2007 and 2006, respectively.

Note 12 - Segment and Geographic Information

Segment Information

DCT operates in one segment, the design, development and delivery of various imaging technology solutions, most notably scanners, as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).

Geographic Information

During the years ended December 31, 2007 and 2006, DCT recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product. The following table summarizes total net sales attributable to significant countries (in thousands):

	Year Ended December 31,
	2007	2006
U.S.	$14,367	$11,677
Asia	611	405
Europe and other	45	387
	$15,023	$12,469

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Europe and Asia (in thousands):

	December 31,
	2007	2006
U.S.	$5,574	$4,986
Asia	110	84
Europe and other	109	59
	$5,793	$5,129

Assets located in Asia relate to tooling equipment required to manufacture DCT’s product. Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands.

Note 13 - Subsequent Events

Employment Agreements

DCT entered into addendums to extended existing employment agreements with certain of its executive officers and other key employees. The addendums (i) extend the initial term of each of the employment agreements for an additional six months from thirty-six months to forty-two months commencing April 26, 2005, and (ii) provide for increases to base salaries effective January 1, 2008. The remaining terms and conditions of the original employment agreements remain unchanged. As of the date of this report, termination payment totaling $507,000 remain in effect.

Common Stock Transactions

During January 2008, DCT cancelled 750,000 shares of its common stock (of which 500,000 shares were never released from escrow) as a result of terminating its HD display related research and development efforts. The shares were originally issued in anticipation of reaching research and development milestones and conditions. However, the milestones and performance criteria were not met before the project was terminated.

Stock Option Exercises

During January 2008, DCT issued 1,050,000 shares of common stock upon the exercise of stock options by DCT’s principal officers. Of the options exercised, 350,000 shares were completed through a cashless exercise.

During February 2008, DCT issued 396,000 shares of common stock upon the exercise of stock options by DCT’s key employees and consultants. Of the options exercised, 296,000 shares were completed through a cashless exercise.

Majority Stockholder

As of December 31, 2007, Syscan Imaging Limited (“SIL”) beneficially owned 50.4% of our outstanding common stock. During February 2008, as a result of the aforementioned employee stock option exercises, SIL’s beneficial ownership percentage decreased to 49.2%.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Executive Management Changes

Mr. Darwin Hu, DCT’s Chairman of the Board, President and Chief Executive Officer resigned as President and Chief Executive Officer effective March 1, 2008. Mr. Hu will continue as the Chairman of DCT’s Board of Directors.

On February 26, 2008, Mr. David Clark, DCT’s current Chief Investment Officer, was elected DCT’s Chief Executive Officer effective March 1, 2008 and Mr. William Hawkins, DCT’s current Chief Operating Officer, was elected DCT’s President effective March 1, 2008.

In connection with his new role as DCT’s Chief Executive Officer, Mr. Clark resigned his position of Chief Investment Officer effective March 1, 2008. Mr. Hawkins will continue his role as DCT’s Chief Operating Officer.