Form 10-Q
period 2008-03-31
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2008-05-15
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number: 000-25839

DOCUMENT CAPTURE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3134518
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification Number)
1798 Technology Drive
Suite 178
San Jose, California 95110
(Address of principal executive offices, Zip code)

408-436-9888 ext. 207
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     ☐      No    ☒

The number of shares of Common Stock outstanding as of May 12, 2008 was 18,443,770.

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements
DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,299	$1,770
Trade receivables	1,618	2,464
Inventories, net	1,194	1,400
Prepaid expenses and other current assets	29	32
Total current assets	4,140	5,666
Fixed assets, net	111	127
Total assets	$4,251	$5,793

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and related warrant liability	$1,123	$1,239
Trade payables to related parties	715	578
Trade payables and other current liabilities	531	658
Accrued dividends on Series A 5% cumulative convertible preferred stock	-	178
Total current liabilities	2,369	2,653

Long-term bank line of credit	700	2,021
Liability under derivative contracts	569	255
Total liabilities	3,638	4,929

Commitments and contingencies (Note 10)

Convertible preferred stock, $.001 par value, 2,000 authorized:
Series A 5% cumulative convertible preferred stock, 0 and 11.5 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively; liquidation value of $0 and $1,150 at March 31, 2008 and December 31, 2007, respectively	-	1,074
Series B convertible preferred stock, 1.5 shares issued and outstanding at March 31, 2008 and December 31, 2007; liquidation value of $150 at March 31, 2008 and December 31, 2007	82	70

Stockholders’ equity (deficit):
Common stock $.001par value, 50,000 authorized, 18,444 shares issued and outstanding at March 31, 2008 and 15,904 shares issued and 15,404 outstanding at December 31, 2007 (500 shares held in escrow)	18	15
Additional paid-in capital	31,944	30,323
Accumulated deficit	(31,431)	(30,618)
Total stockholders’ equity (deficit)	531	(280)
Total liabilities and stockholders’ equity (deficit)	$4,251	$5,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007

Net sales	$2,538	$4,127

Cost of sales	1,805	2,484

Gross profit	733	1,643

Operating expenses:
Selling and marketing	251	400
General and administrative	710	915
Research and development	203	777
Total operating expenses	1,164	2,092

Operating loss	(431)	(449)

Other income (expense):
Change in fair value of derivative instruments	(314)	(368)
Gain on sale of assets	400	-
Other	(133)	9
Total other income (expense)	(47)	(359)

Net loss before income taxes	(478)	(808)
Provision for income taxes	2	-

Net loss	(480)	(808)
Dividend on Series A and accretion of Series A and Series B preferred stock redemption value	(102)	(241)
Deemed dividend on Series A preferred stock maturity and conversion	(231)	-
Net loss available to common stockholders	$(813)	$(1,049)

Net loss per common share – basic and diluted	$(0.05)	$(0.04)

Weighted average common shares outstanding: Basic and diluted	16,442	23,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2008	2007

Operating activities:
Net loss available to common stockholders	$(813)	$(1,049)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation expense	16	9
Stock-based compensation cost – options	110	814
Fair value of common stock warrants issued for services rendered	34	4
Interest expense attributable to amortization of debt issuance costs	84	-
Change in fair value of derivative instruments	314	368
Accretion of Series A and Series B preferred stock redemption value	88	220
Deemed dividend on Series A preferred stock	231	-
Changes in operating assets and liabilities:
Trade receivables	846	(689)
Inventories	206	332
Prepaid expenses and other current assets	3	(78)
Accrued dividends on Series A 5% cumulative convertible stock	13	21
Trade payables to related parties	137	(780)
Trade payables and other current liabilities	(127)	(109)
Cash provided (used) by operating activities	1,142	(937)

Investing activities:
Capital expenditures	-	(32)
Cash used by investing activities	-	(32)

Financing activities:
Net (payments) advances on bank line of credit	(1,321)	500
Payments on notes payable	(300)	-
Proceeds from exercise of employee stock options	8	-
Cash (used) provided by financing activities	(1,613)	500

Net decrease in cash and cash equivalents	(471)	(469)

Cash and cash equivalents at beginning of period	1,770	1,333

Cash and cash equivalents at end of period	$1,299	$864

Non-cash investing and financing activities:
Restricted common stock acquired from related party	$-	$2
Conversion of convertible preferred stock to common stock	$1,339	$-
Increase in the warrant liability of common stock warrants in connection with debt financing	$100	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Note 1 – Background and Basis of Presentation

Organization

Document Capture Technologies, Inc. ("DCT" or "Company") develops, designs and delivers various imaging technology solutions to all types and sizes of enterprises including governmental agencies, large corporations, small corporations, small office-home offices (“SOHO”), professional practices as well as consumers (referred to herein collectively as “Enterprises”). DCT is a market-leader in providing USB-powered scanning solutions to a wide variety of industries and market applications. DCT’s patented and proprietary page-imaging devices facilitate the way information is stored, shared and managed for both business and personal use.

Syscan, Inc., DCT’s wholly-owned subsidiary, was incorporated in California in 1995 to develop and manufacture a new generation of contact image sensors (“CIS”) that are complementary metal-oxide-silicon (“CMOS”) imaging sensor devices. During the late 1990s, DCT established many technical milestones and was granted numerous patents for its linear imaging technology. DCT’s patented CIS and mobile imaging scanner technology provides high quality images at extremely low power consumption levels allowing delivery of compact scanners in a form ideally suited for laptop or desktop computer users who need a small, lightweight device to scan or fax documents.

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

In addition, during the past several years, DCT has engaged in the research and development of certain technologies related to the field of high definition (“HD”) display. During that time, DCT expanded its HD display initiative through acquisition, exclusive licensing and the addition of key personnel and expended significant resources to develop its HD display technology. However, in November 2007, DCT terminated its HD display research and development efforts. All HD-related expenses, including employees and contractors were terminated by December 31, 2007. See Note 3.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DCT have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2008. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2008.

DOCUMENT CAPTURE TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The consolidated financial statements include the accounts of DCT and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Certain accounts have been reclassified to conform to the current period presentation. Such reclassifications did not affect total net sales, operating loss or net loss available to common stockholders.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that DCT will continue as a going concern. As of March 31, 2008, DCT has a substantial accumulated deficit totaling $31,431,000 resulting from recurring losses in recent years. These factors raise substantial doubt about DCT’s ability to continue as a going concern.

Management believes the Company has adequate resources to continue as a going concern such as current sources of liquidity including cash, current accounts receivables and a $285,000 line of credit available for use under its current line of credit facility. Management also believes that it has the ability to borrow additional funds from third parties such as financial institutions or will be successful in a debt or equity financing that will be sufficient to fund its operations for the next twelve months. Therefore, for at least the next twelve months, DCT can continue to operate as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should DCT be unable to continue as a going concern.

Note 2 – Recent Accounting Pronouncements

Pronouncements Adopted During the Current Reporting Period

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US Generally Accepted Accounting Principle (“GAAP”) standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and was adopted by DCT on January 1, 2008. The adoption of SFAS 157 had no impact on DCT’s consolidated financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and was adopted by DCT on January 1, 2008. The adoption of SFAS 159 had no impact on DCT’s consolidated financial position, cash flows or results of operations.

In June 2007, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and was adopted by DCT on January 1, 2008. The adoption of SFAS 159 had no impact on DCT’s consolidated financial position, cash flows or results of operations.

DOCUMENT CAPTURE TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Pronouncements to be Adopted in Future Reporting Periods

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, DCT will adopt this standard on January 1, 2009. DCT is currently evaluating the potential impact this standard may have on its consolidated financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and, as such, DCT will adopt this standard on January 1, 2009. DCT is currently evaluating the potential impact this standard may have on its consolidated financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 3 – Sale of HD Display-Related Assets

In December 2007, DCT entered an asset purchase agreement with Sky Glory Enterprise Investment Co., Ltd (“Sky Glory”), whereby Sky Glory agreed to purchase certain HD display-related assets, subject to certain terms and conditions, for a total of $600,000 cash. On March 31, 2008, DCT received an initial $400,000 cash payment. A second cash payment of $150,000 was received on May 2, 2008. To date, the final $50,000 payment has not been received.

There were no costs associated with the sale of HD-related assets. As such, the entire cash proceeds of $400,000 were recorded as a gain on sale of assets during the three months ended March 31, 2008. The second cash payment of $150,000 will be reflected in DCT’s financial statements as a gain on sale of assets during the three months ended June 30, 2008. The final $50,000 payment will be reflected in DCT’s financial statements as a gain on sale of assets if and when the cash is received.

Darwin Hu, the current Chairman of DCT’s board of directors, was instrumental in negotiating and closing the sale of the HD-display related assets. Until March 1, 2008, Mr. Hu was DCT’s President and Chief Executive Office, at which time he resigned from DCT to become an executive at a subsidiary of Sky Glory.

DOCUMENT CAPTURE TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Note 4 – Related-Party Transactions

Related-Party Purchases

The Company purchases the majority of its finished scanner imaging products from Syscan Lab Limited (“SLL”), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"), the parent company of DCT’s former majority stockholder. DCT’s Chairman, Darwin Hu, was formerly the CEO of STH. He resigned from STH effective December 2004.

Purchases from SLL totaled $1,380,000 and $2,178,000 for the three months ended March 31, 2008 and 2007, respectively. All purchases from SLL were carried out in the normal course of business. As a result of these purchases, the Company was liable to SLL for $715,000 and $578,000 at March 31, 2008 and December 31, 2007, respectively.

Note 5 – Concentration of Credit Risk and Major Customers

Financial instruments that subject DCT to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents

DCT maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 31, 2008, DCT had consolidated balances of approximately $1,097,000, which were not guaranteed by the FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

Major Customers and Trade Receivables

A relatively small number of customers account for a significant percentage of DCT’s sales. Customers that exceeded 10% of total revenues and accounts receivable were as follows:

	Three months Ended March 31,
	2008	2007
Customer A	28%	32%
Customer B	25	15
Customer C	21	21
Customer D	10	*

* Customer accounted for less than 10% for the period indicated.

Trade receivables from these customers totaled $1,231,000 at March 31, 2008. As of March 31, 2008, all the Company's trade receivables were unsecured.

Note 6 – Concentration of Supplier Risk

DCT purchases substantially all finished scanner imaging products from one vendor that is also a wholly-owned subsidiary of the parent company of its former majority stockholder. See Note 4. If this vendor became unable or unwilling to provide materials in a timely manner and DCT was unable to find alternative vendors, DCT's business, operating results and financial condition would be materially adversely affected.

DOCUMENT CAPTURE TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Note 7 – Employee Equity Incentive Plans

Stock-Based Compensation

DCT has several stock-based employee compensation plans, which are more fully described in the 2007 Annual Report on Form 10-KSB.

Effective January 1, 2006 DCT adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments (“SFAS 123R”), using the modified prospective application method. Under this transition method, compensation cost recognized for the three months ended March 31, 2008 and 2007, includes the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and the Accounting Principles Board (“APB”) 25, Accounting for Stock Issued to Employees (“APB 25”)), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R).

The following table sets forth the total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three months Ended March 31,
	2008	2007
Selling and marketing	$15	$73
General and administrative	71	508
Research and development	24	233

At March 31, 2008, the Company had approximately $395,000 of total unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted-average period of approximately 16 months.

Stock Options

The following table summarizes stock option activity and related information for the three months ended March 31, 2008:

	Options	Weighted- Average Exercise Price

Outstanding at December 31, 2007	6,847,550	$0.18
Granted	-	-
Exercised	(1,446,000)	(0.01)
Cancelled	(434,385)	(0.87)
Outstanding at March 31, 2008	4,967,165	$0.39

The following table summarizes all options outstanding and exercisable by price range as of March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.01	2,241,165	4.07	$0.01	2,241,165	$0.01
$0.60 - $0.70	2,726,000	8.86	$0.70	1,717,333	$0.70

DOCUMENT CAPTURE TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Note 8 – Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were not considered in calculating DCT’s diluted net loss per common share for the three months ended March 31, 2008 and 2007 as their effect would be anti-dilutive. As a result, for all periods presented, DCT’s basic and diluted net loss per common share is the same.

Note 9 – Equity

Common Stock Activity

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

During the first quarter of 2008, DCT issued 1,446,000 shares of common stock upon the exercise of stock options by DCT’s principal officers, employees and consultants. Of the options exercised, 646,000 shares were completed through a cashless exercise.

During the first quarter of 2008, DCT issued 1,844,016 shares of common stock resulting from the maturity of $1,150,000 (11,500 shares) of Series A 5% cumulative convertible preferred stock (“Series A Stock”) and the related accrued dividend shares.

Preferred Stock Activity

Series A 5% Cumulative Convertible Preferred Stock Maturity

On March 15, 2008 (the "Series A Stock Redemption Date"), all of DCT’s outstanding Series A Stock was redeemed for a per share redemption price equal to the stated value on the Series A Stock Redemption Date (the "Series A Stock Redemption Price"). The Series A Stock Redemption Price included principal and accrued dividends. The Series A Stock Redemption Price was payable either in cash or in shares of common stock at DCT’s sole discretion. DCT elected to pay all of the Series A Stock Redemption Price in shares of common stock. According to the terms of the Series A Stock agreement, the shares of common stock that were delivered to holders of the Series A Stock were valued at 85% of the fifteen-day volume weighted average price of the common stock on the Series A Redemption Date.

Series A Stock Dividends

Through maturity, DCT’s Series A Stock accrued cumulative dividends at a rate of 5% per year, payable semiannually on July 1 and January 1. Dividends were payable in cash, by accretion of the stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Series A Stock or to pay for dividends in cash or in shares of common stock was at DCT’s discretion and DCT opted to pay all dividends in shares of common stock. During the three months ended March 31, 2008 and 2007, Series A Stock dividends were approximately $14,000 and $21,000, respectively.

DOCUMENT CAPTURE TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Series A Stock Deemed Dividends

In accordance with EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), DCT’s Series A Stock had an embedded contingent beneficial conversion feature because the conversion price was less than the fair value of DCT’s common stock on the maturity and conversion of the Series A Stock into common stock. Additionally, the embedded beneficial conversion feature was considered contingent because it was based on two variables: (i) how much of the Series A Stock Redemption Price was paid in DCT’s common stock, and (ii) the fifteen-day volume weighted average price of the common stock on the Series A Redemption Date.

Under EITF 98-5, a contingent beneficial conversion feature should be recognized in earnings when all contingencies are resolved. DCT recorded a deemed dividend on its Series A Stock during the three months ended March 31, 2008 totaling $231,000. This non-cash dividend is to reflect the implied economic value to the preferred stockholder of converting Series A shares into common stock at a 15% discount of the common stock price at the time of conversion. The fair value was calculated using the difference between the agreed-upon conversion price of the Series A Preferred Stock into shares of common stock and the fair market value of DCT's common stock on the conversion date. This amount was charged to accumulated deficit with the offsetting credit to additional paid-in-capital.

DCT treated the deemed dividend on Series A Stock as a reconciling item to adjust its reported net loss, together with Series A Stock dividends recorded during the applicable period, to the loss available to common stockholders line item on the consolidated statements of operations.

Preferred Stock Accounting Treatment

Preferred Stock Classification. Pursuant to the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) EITF 00-19, Accounting for Derivative Financial Instruments (“EITF 00-19”), and EITF Topic D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), DCT’s Series A Stock (until its maturity on March 15, 2008) and Series B convertible redeemable preferred stock (“Series B Stock”) was classified as temporary equity, as the stock is conditionally redeemable on the redemption date.

The difference between the initial recorded value of the Series A Stock redemption value was accreted, on a straight-line basis, from the issuance date through the maturity date of March 15, 2008. The difference between the initial recorded value of the Series B Stock and the minimum redemption value is being accreted, on a straight-line basis, from the issuance date through the earliest redemption of August 7, 2009. The increases in the carrying amount of the Series A Stock and Series B Stock for the three months ended March 31, 2008 and 2007 totaled approximately $88,000 and $220,000, respectively. The accretion of DCT’s Series A Stock and Series B Stock redemption value is disclosed as a reconciling item and adjusts DCT’s reported net loss, together with the Series A Stock dividends, to net loss available to common stockholders.

Likely Embedded Derivative. Under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and EITF 00-19, the redemption feature and registrations rights feature of DCT’s (i) Series A Stock (until the March 15, 2008 maturity date), (ii) Series A Stock warrants, (iii) Series B Stock, and (iv) Series B Stock warrants (referred to collectively as “DCT’s Derivative Instruments”) are all likely derivative instruments that require bifurcation from the host contract. Accordingly, the fair value of DCT’s outstanding Derivative Instruments have been recorded in DCT’s Balance Sheet as a liability as of March 31, 2008. The total increase in the fair value of DCT’s Derivative Instruments totaled approximately $314,000 and $368,000 for the three months ended March 31, 2008 and 2007, respectively, with the offsetting adjustment disclosed as non-operating expense on DCT’s Statements of Operations.

DOCUMENT CAPTURE TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

DCT computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. DCT's derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate.

The assumptions used in the Black-Scholes valuation model to estimate fair value of each derivative instrument and the resulting weighted average estimated value of the Series A Stock derivative liability and the Series B Stock derivative liability as of March 31, 2008 and 2007 are as follows:

	March 31,
	2008	2007
Weighted average estimated values per share	$0.29	$0.27
Expected remaining life in years	2	3
Expected volatility	108%	51%
Expected dividend yield	0%	0%
Risk free interest rate	4%	5.3%

Note 10 – Commitments and Contingencies

Operating Leases

The Company is committed under various non-cancelable operating leases which extend through February 2011. Future minimum rental commitments as of March 31, 2008 are as follows (in thousands):

Year Ending March 31,	Future Minimum Lease Payments
2009	$189
2010	151
2011	39
Total	$379

Bank Line of Credit

DCT has a $3,000,000 line of credit (“LOC”) at a commercial bank. Borrowings under the LOC are limited to 80% of eligible accounts receivable and 40% of eligible inventory, as defined in the LOC agreement. The LOC bears an annual interest rate of prime (6.0% at March 31, 2008) plus 1.25% for advances drawn against accounts receivables and prime plus 2.25% for advances drawn against inventory. Interest payments are due monthly and all unpaid interest and principal is due in full on September 13, 2009. Upon certain events of default, the default variable interest rate increases to prime plus 5%. DCT had an available borrowing capacity of $285,000 on its LOC at March 31, 2008.

As of March 31, 2008, DCT was in compliance with all LOC debt covenants.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

DCT is currently making monthly principal payments of $100,000 and interest payments at an annual interest rate of 15%. All outstanding principal and accrued interest is due at the time the loan matures on November 30, 2008. However, if DCT sells any assets outside the ordinary course of business and receives cash proceeds from such sale, the Lender must be paid 20% of such proceeds as pre-payment of the outstanding principal. Additionally, under certain circumstances defined in the Loan Agreement, the Lender has the right to declare all of the amounts due under the Loan Agreement immediately due and payable. No such circumstances have occurred to date.

In connection with the Loan Agreement, DCT issued warrants (“Loan Warrants”) to purchase up to 650,000 shares of DCT’s common stock at an initial exercise price of $0.60 per share. The Loan Warrants vested immediately and expire September 2012. From the initial funding of the Loan Agreement through March 31, 2008, the warrant holders had the right to require DCT to purchase the warrant for a maximum of $250,000. On March 31, 2008, the warrant repurchase price increased to a maximum of $350,000. The warrant repurchase feature expires September 2012.

Under the Black-Scholes pricing model, the fair value of the Loan Warrants on the issuance date was $399,000 using the following assumptions: contractual term of five years, 5.3% risk-free interest rate, expected volatility of 90% and expected dividend yield of 0%. Because the warrants were immediately redeemable for $250,000 cash at the warrant holder’s request, DCT accounted for the original $250,000 warrant redemption value as a current liability and the $149,000 excess fair value over the warrant redemption value as additional paid-in capital. On March 31, 2008, DCT accounted for the warrant repurchase price increased maximum by increasing the related current liability from $250,000 to $350,000 with the offset recorded to additional paid in capital.

DCT is accreting the entire $399,000 debt discount to interest expense over the life of the Loan Agreement. In connection with the Loan Warrants, DCT recorded non-cash interest expense for the three months ended March 31, 2008 of $84,000.

Future annual repayment obligations as of March 31, 2008 were as follows (in thousands):

Principal payments due less than 12 months	$1,000
Loan Warrants redemption value	350
Total obligations	1,350
Less unamortized debt discount	(227)
Total notes payable and related warrant liability	$1,123

The Loan Warrants provide for weighted average anti-dilution price adjustments if the Company issues common stock (or securities convertible into common stock) for consideration less than the then-effective exercise price; provided that if the Company sells or issues its equity securities within one year after the issue date in an offering in which the Company receives gross proceeds of at least $1,000,000 (“Equity Event”), then, at the option of the Lender, the shares into which the Loan Warrants are convertible will be of the type and series of stock issued in the Equity Event. The exercise price shall be equal to the price per share paid in the Equity Event, and the Lender shall have the rights given to the purchasers in the Equity Event.

Employment Agreements

The Company maintains employment agreements with its executive officers, which extend through 2008. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of March 31, 2008, termination payments totaling $389,000 are in effect.

DOCUMENT CAPTURE TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Consulting Agreement

DCT entered into an Investor Relations Consulting Agreement dated January 25, 2008, for a term of one year beginning January 1, 2008, payable at a monthly rate of $5,000. Additionally, DCT agreed to pay the consultant 110,000 warrants with an exercise price of $0.65 per share, with the following vesting schedule: (i) 50% upon signing the agreement, (ii) 25% on June 30, 2008, and (iii) 25% on September 30, 2008. The warrants expire three years after their respective vesting dates (January 1, 2011, June 30, 2011, and September 30, 2011). Each warrant includes a cashless exercise provision. The warrants will not be registered under federal or state securities laws. The fair value of these warrants, as determined by the Black-Scholes valuation model, totaled approximately $68,000 and is amortized ratably over the vesting period. As such, $34,000 was charged to general and administrative expense and credited to additional paid-in capital during the three months ended March 31, 2008.

Registration Rights Agreements

In connection with the issuance of multiple equity instruments, DCT executed registration rights agreements with the purchasers thereof under which DCT agreed to register the common shares underlying the equity instrument. All registration rights agreements provide for liquidated damages in the event the registration statement is not maintained continuously effective. During the three months ended March 31, 2008, DCT maintained continuously effective registration statements for all equity instruments that require effective registration statements.

Litigation, Claims and Assessments

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT’s financial condition, results of operations or cash flows.

Note 10 – Segment and Geographic Information

Segment Information

DCT currently operates in one segment, the design, development and delivery of various imaging technology solutions, most notably scanners, as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).

Geographic Information

During the three months ended March 31, 2008 and 2007, DCT recorded net sales throughout the U.S. and Europe as determined by the final destination of the product. The following table summarizes total net sales attributable to significant countries (in thousands):

	Three Months Ended March 31,
	2008	2007
U.S.	$2,351	$4,001
Europe and other	187	126
	$2,538	$4,127

DOCUMENT CAPTURE TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Europe and Asia (in thousands):
	March 31, 2008	December 31, 2007
U.S.	$4,110	$5,574
Asia	100	110
Europe	41	109
	$4,251	$5,793

Assets located in Asia relate to tooling equipment required to manufacture DCT’s product. Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Document Capture Technologies, Inc.’s (“DCT” or “Company”) unaudited condensed consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to DCT’s Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 5, 2008. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

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

•
Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•
Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows as of and for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

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

While substantially all our revenues and operating expenses have historically been denominated in the U.S. dollar and unaffected by the decreased value of the U.S. dollar, all our product is purchased in the Chinese Yuan. This has significantly increased the cost of our product, which has not been passed through to our customers. We expect this trend to continue throughout the remainder of 2008.

We have been, and will continue to explore and evaluate a range of strategic opportunities to enhance shareholder value, including, but not limited to, combinations, partnerships, sales or mergers of our operations or assets with another entity and/or a recapitalization. As of the date of this filing, we continue to evaluate different strategic opportunities.

During November 2007, we terminated our high definition (“HD”) display research and development efforts. All HD display-related expenses, including employees and contractors were terminated by December 31, 2007. As such our operating expenses for the three months ended March 31, 2008 are not directly comparable to our operating expenses for the three months ended March 31, 2007. We never generated any sales from our HD-display research and development efforts.

Critical Accounting Policies

Our MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, trade receivables and allowance for doubtful accounts, inventories, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.

Our disclosures of critical accounting policies in our Annual Report on Form 10-KSB for the year ended December 31, 2007 have not materially changed since that report was filed.

Results of Operations

The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 (in thousands):

	Three Months Ended March 31.
	2008	2007	$ Change	% Change

Net sales	$2,538	$4,127	$(1,589)	(39)%

Cost of sales	1,805	2,484	(679)	(27)

As a percentage of sales	71%	60%

Selling and marketing expense	251	400	(149)	(37)
General and administrative expense	710	915	(205)	(22)
Research and development expense	203	777	(574)	(74)

Total other income (expense)	(47)	(359)	NM	NM
Dividend and deemed dividend on 5% convertible preferred stock and accretion of preferred stock redemption value	(333)	(241)	NM	NM

NM = Not Meaningful

Net Sales

The decrease in net sales during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was attributable to the following:

•
The timing and rescheduling of significant customer orders, which resulted in unusually high number of scanners shipped during the three months ended March 31, 2007 and an unusually low number of scanners shipped during the three months ended March 31, 2008.

•	The overall slowdown of the general economic and market conditions in the U.S. economy and the related slowdown of information technology (“IT”) spending.

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect this trend and resulting fluctuations to continue. And although the number of scanners shipped during any quarter has fluctuated significantly, our average selling price has remained fairly stable and we expect this stability to continue for the foreseeable future.

We continue to concentrate on expanding our significant customer base and decreasing our risk of dependency on a small number of significant customers. However, revenue generated from our top four customers during the three months ended March 31, 2008 was 84% as compared to 75% during the same period in fiscal 2007. The identities of our largest customer and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

Cost of Sales, Including Gross Profit

Cost of sales includes all direct costs related to the purchase of scanners, imaging modules and services related to the delivery of those items manufactured in China, and to a lesser extent engineering services and software royalties. Cost of sales as a percentage of net sales increased during the three months ended March 31, 2008 as compared to the same period in 2007 as a direct result of the devaluation of the U.S. dollar against the Chinese Yuan. Although we will continue to be exposed to the fluctuation of U.S. dollar against the Chinese Yuan, we are working with our contract manufacturer to reduce our exposure and risk. At the same time, we have been and will continue to evaluate other cost reducing strategies to offset our gross margin percentage decline experienced during the three months ended March 31, 2008.

We expect our cost of sales as a percentage of net sales to fluctuate somewhat during the remainder of 2008 as we experience changes in our product mix, the value of the U.S. dollar remains volatile and we implement product cost reduction strategies.

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

The decrease in selling and marketing expense during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily attributable to the termination of our HD display-related activities, which added approximately $107,000 of selling and marketing expense during the three months ended March 31, 2007. We incurred no HD display-related selling and marketing expenses during the three months ended March 31, 2008. To a lesser extent, the decrease was attributable to lower stock-based compensation costs (a non-cash charge) as a result of granting stock options to key employees as accounted for under SFAS 123R. See “Note 7: Employee Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q. Stock-based compensation cost was $15,000 and $73,000 for the three months ended March 31, 2008 and 2007, respectively.

General and Administrative Expense

General and administrative expense consists primarily of costs associated with our executive, financial, human resources and information services functions, including stock-based compensation costs, facilities-related expenses and outside professional services such as legal and accounting. General and administrative expenses decreased during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 as a result of the decrease in our stock-based compensation cost (a non-cash charge). We granted stock options to key employees and directors during the first quarter of fiscal 2007 and accounted for such option grants under SFAS 123R. See “Note 7: Employee Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q. Stock-based compensation cost was $71,000 and $508,000 during the three months ended March 31, 2008 and 2007, respectively. The decrease caused by the reduction of stock-based compensation cost was somewhat offset by the following:

•	The $90,000 non-recurring severance expense associated with changes to our executive management;
•	Increased personnel costs to support our expanding business and related infrastructure; and
•	Increased expenses associated with maintaining our public company status, including the costs of complying with the Sarbanes-Oxley Act.

We anticipate that general and administrative expenses will continue to increase as our business continues to grow and the costs associated with being a public company continue to increase as a result of our required reporting requirements including, but not limited to, expenses incurred to comply with the Sarbanes-Oxley Act of 2002.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs, of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production. The decrease during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was a result of terminating our HD display-related product development during November 2007. During the three months ended March 31, 2007, salaries, expensed equipment and contractors related to our HD display product was approximately $438,000. We incurred no HD display-related expenses during the three months ended March 31, 2008. To a lesser extent, research and development expenses decreased as a result of reduced stock-based compensation cost (a non-cash charge) attributable to granting stock options to key employees during the first quarter of fiscal 2007 and accounting for such option grants under SFAS 123R. See “Note 7: Employee Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q. Stock-based compensation cost was $24,000 and $233,000 for the three months ended March 31, 2008 and 2007, respectively.

Total Other Income (Expense)

The most significant component of our other income (expense) during the three months ended March 31, 2008 was a $400,000 gain on sale of assets. In December 2007, DCT entered an asset purchase agreement with Sky Glory Enterprise Investment Co., Ltd (“Sky Glory”), whereby Sky Glory agreed to purchase certain HD display-related assets, subject to certain terms and conditions, for a total of $600,000 cash. On March 31, 2008, DCT received an initial $400,000 cash payment. A second cash payment of $150,000 was received on May 2, 2008. To date, the final $50,000 payment has not been received.

There were no costs associated with the sale of HD-related assets. As such, the entire cash proceeds of $400,000 were recorded as a gain on sale of assets during the three months ended March 31, 2008. The second cash payment of $150,000 will be reflected in DCT’s financial statements as a gain on sale of assets during the three months ended June 30, 2008. The final $50,000 payment will be reflected in DCT’s financial statements as a gain on sale of assets if and when the cash is received.

Darwin Hu, the current Chairman of DCT’s board of directors, was instrumental in negotiating and closing the sale of the HD-display related assets. Until March 1, 2008, Mr. Hu was DCT’s President and Chief Executive Office, at which time he resigned from DCT to become an executive at a subsidiary of Sky Glory.

Other income (expense) for the three months ended March 31, 2008 and 2007 also included the $314,000 and $368,000 increase, respectively, in the fair value of the liability for derivative contracts (associated with our Series A Stock and related warrants and Series B Stock and related warrants). Pursuant to SFAS 133 and EITF 00-19, the increase in the fair value of the liability for derivative contracts is included as other expense in our consolidated statements of operations.

Other income (expense) was also impacted by our increased debt, which resulted in interest expense increasing to $147,000 during the three months ended March 31, 2008 from $16,000 during the three months ended March 31, 2007. Of the $147,000 interest expense recorded during the three months ended March 31, 2008, $84,000 was non-cash interest expense attributable to amortization of debt issuance costs. We had no non-cash interest expense during the three months ended March 31, 2007.

Dividend and Deemed Dividend on Series A Stock and Accretion of Preferred Stock Redemption Value

During the three months ended March 31, 2008 and 2007, the total accretion on our preferred stock was $88,000 and $220,000, respectively. The decrease was attributable to the conversion of both our Series A Stock and Series B Stock and the maturity of our Series A Stock on March 15, 2008.

During the three months ended March 31, 2008 and 2007, Series A Stock dividends were approximately $14,000 and $21,000, respectively. We do not pay dividends on our Series B Stock.

DCT recorded a deemed dividend on its Series A Stock during the three months ended March 31, 2008 totaling $231,000. This non-cash dividend is to reflect the implied economic value to the preferred stockholder of converting Series A shares into common stock at a 15% discount of the common stock price at the time of conversion. The fair value was calculated using the difference between the agreed-upon conversion price of the Series A Preferred Stock into shares of common stock and the fair market value of DCT's common stock on the conversion date. See “Note 9: Equity” in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

At March 31, 2008, our principal sources of liquidity included cash and cash equivalents of $1,299,000 and an available borrowing capacity of $285,000 on our bank line of credit. We had no significant cash outlays, except as part of our normal operations, during the three months ended March 31, 2008.

Operating activities: During the three months ended March 31, 2008, our operating activities provided $1,142,000 of cash. This was primarily a result of our $813,000 net loss available to common shareholders, $877,000 of net non-cash expenses and accretion of Series A and Series B preferred stock redemption value, and $1,078,000 net cash provided by changes in operating assets and liabilities. Our net loss available to common shareholders for the three months ended March 31, 2008 included a $400,000 gain on the sale of our HD display-related assets, which positively impacted our cash position. During the three months ended March 31, 2007, our operating activities used $937, 000 of cash. This was primarily a result of our $1,049,000 net loss, $1,415,000 of net non-cash expenses and $1,303,000 net cash used by changes in operating assets and liabilities. Non-cash items included in net loss available to common shareholders for both the three months ended March 31, 2008 and 2007 include depreciation expense, stock-based compensation cost of options, fair value of warrants issued for services rendered, change in fair value of derivative instruments and the accretion of our Series A and Series B preferred stock redemption value. Changes in our operating assets and liabilities are indicative of the decrease in the sales of our product during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing activities: We had no investing activities during the three months ended March 31, 2008. Our investing activities for the three months ended March 31, 2007 were minimal and consisted of purchasing computer and general equipment during the normal course of business.

Financing activities: During the three months ended March 31, 2008, our financing activities consisted of paying down our bank line of credit and our notes payable according to the terms of the agreement. During the three months ended March 31, 2007, our financing activities consisted of a $500,000 draw against our bank line of credit to meet short-term obligations, including payment on the purchase of our product.

Cash and Working Capital Requirements

As previously discussed, we terminated our HD display research and development efforts during November 2007. With the termination of the HD display portion of our business, our operating expenses during the three months ended March 31, 2008 were more aligned with our net sales. Additionally, our anticipated future operating expenses will be more aligned with our projected net sales. If we successfully manage our projected net sales and re-aligned operating expenses, of which there can be no assurance, management believes that current cash and other sources of liquidity are sufficient to fund normal operations through the next 12 months.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One – Three	Three – Five
	Total	One Year	Years	Years

Long-term bank line of credit (1)	$700	$-	$700	$-
Term loan principal payments (2)	1,000	1,000	-	-
Term loan warrant liabilities(3)	350	350	-	-
Series B Stock principal(4)	150	-	150	-
Operating lease obligations	379	189	190	-
Consulting agreement	45	45	-	-
Total contractual cash obligations	$2,624	$1,584	$1,040	$-

(1) During September 2007, we replaced our existing $2,500,000 line of credit at a commercial bank with a similar line of credit (“LOC”) at a different commercial bank. The new LOC maximum available credit is $3,000,000. Borrowings under the LOC are limited to 80% of eligible accounts receivable and 40% of eligible inventory, as defined in the LOC agreement.

The LOC bears an annual interest rate of prime (6.0% at March 31, 2008) plus 1.25% for advances drawn against accounts receivables and prime plus 2.25% for advances drawn against inventory. Interest payments are due monthly and all unpaid interest and principal is due in full on September 13, 2009. Upon certain events of default, the default variable interest rate increases to prime plus 5%. As of March 31, 2008, DCT was in compliance with all LOC debt covenants and had an unused LOC borrowing capacity of $285,000.

(2)  On September 27, 2007, we entered into a $1,500,000 term loan agreement ("Loan Agreement") with Montage Capital, LLC ("Lender") and used the funds to repurchase 8,000,000 shares of our restricted common stock. We granted the Lender a continuing security interest, and pledged to the Lender, all of our assets to secure payment and performance of its obligations under the Loan Agreement. The Loan Agreement and the security interest are subordinate to our LOC.

The Loan Agreement bears an annual interest rate of 15% with interest-only payments due monthly starting from initial funding through October 31, 2007. Thereafter, principal of $100,000 per month plus accrued interest is due at the end of each month through the loan’s maturity date of November 30, 2008. The remaining principal balance and accrued interest is due on the maturity date.

(3) In connection with the Loan Agreement, we issued warrants (“Loan Warrants”) to purchase up to 650,000 shares of our common stock at an initial exercise price of $0.60 per share. The Loan Warrants vested immediately and expire September 2012. From the initial funding of the Loan Agreement through March 31, 2008, the warrant holders had the right to require DCT to purchase the warrant for a maximum of $250,000. On March 31, 2008, the warrant repurchase price increased to a maximum of $350,000. The warrant repurchase feature expires September 2012.

(4)  On August 7, 2009 (the "Series B Stock Redemption Date"), all of our outstanding Series B Stock shall be redeemed for a per share redemption price equal to the stated value on the Series B Stock Redemption Date (the "Series B Stock Redemption Price"). The Series B Stock Redemption Price is payable by us in cash or in shares of common stock at our discretion and shall be paid within five trading days after the Series B Stock Redemption Date. In the event we elect to pay all or some of the Series B Stock Redemption Price in shares of common stock, the shares of common stock to be delivered to the purchasers shall be valued at 85% of the fifteen-day volume weighted average price of the common stock on the Series B Stock Redemption Date.

Off-Balance Sheet Arrangements

At March 31, 2008, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

We expect the devaluation of the U.S. dollar against the Chinese Yuan to continue to negatively impact our business for the foreseeable future. To the best of our knowledge, except for the devaluation of the U.S. dollar against the Chinese Yuan and commitments described in “Note 10: Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, there are no other known trends or demands, commitments, events or uncertainties that existed at March 31, 2008, which are likely to have a material effect on our future liquidity.

Item 3 – Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates as follows:

Interest Rate Exposure

DCT’s exposure to market risk for changes in interest rates is limited to our LOC, which varies with the prime lending rate. We only draw on our LOC when needed for short-term working capital needs and we maintain a low or zero balance when possible. As such, the interest expense on our variable rate debt is a minimal part of our operations. Although we cannot predict market fluctuations in interest rates and their impact on our variable rate debt, management believes the exposure is minimal. For example, a 10% increase in the prime lending rate during the three months ended March 31, 2008 would have increased our interest expense less than $20,000, an immaterial impact on our consolidated financial position, cash flows or results of operations.

Foreign Currency Exchange Rate Exposure

We operate in the United States, manufacture in China, and greater than 95% of our sales to date have been made in U.S. dollars. However, we purchase our finished scanner imaging products from a manufacturer located in China and the purchase price is denominated in the Chinese Yuan. As a result, currency fluctuations between the U.S. dollar and the Chinese Yuan have historically caused, and could continue to cause in the future, the purchase price of our finished scanner product to increase significantly. Such fluctuation has negatively impacted our historical results of operations, cash flows and financial position and could continue to negatively impact us in the future. For example, a 10% appreciation in the Chinese Yuan against the U.S. dollar would have increased our cost of sales over $200,000 during the three months ended March 31, 2008.

We expect to purchase our finished scanner imaging products from China for the near future and expect such purchases to be denominated in the Chinese Yuan. As a result, we anticipate that we may experience increased exposure to the risks of fluctuating currencies and may choose to engage in currency hedging activities to reduce these risks. However, we cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed under this Item 1.

Item 1A – Risk Factors

There have been no changes the risk factors included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 5, 2008.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Lease Agreement by and between DCT and Airport II Property Management, LLC dated March 7, 2008	Filed herewith
10.2	Asset purchase agreement by and between DCT and Sky Glory Enterprise Investment Co., LTD. Dated December 20, 2007	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
32.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Document Capture Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Capture Technologies, Inc.

Date: May 15, 2008
/s/ David P. Clark
David P. Clark, Chief Executive Officer

Date: May 15, 2008
/s/ M. Carolyn Ellis
M. Carolyn Ellis
Chief Financial Officer