Form 10-Q
period 2008-06-30
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2008-08-13
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008

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

The number of shares of Common Stock outstanding as of August 12, 2008 was 18,443,770.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements
DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,150	$1,770
Trade receivables	1,838	2,464
Inventories, net	989	1,400
Prepaid expenses and other current assets	56	32
Total current assets	4,033	5,666

Fixed assets, net	101	127
Total assets	$4,134	$5,793

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and related warrant liability	$806	$1,239
Trade payables to related parties	668	578
Trade payables and other current liabilities	276	658
Deferred revenue	213	-
Accrued dividends on Series A 5% cumulative convertible preferred stock	-	178
Total current liabilities	1,963	2,653

Long-term bank line of credit	534	2,021
Liability under derivative contracts	144	255
Total liabilities	2,641	4,929

Commitments and contingencies (Note 10)

Convertible preferred stock, $.001 par value, 2,000 authorized:
Series A 5% cumulative convertible preferred stock, 0 and 11.5 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively; liquidation value of $0 and $1,150 at June 30, 2008 and December 31, 2007, respectively	-	1,074
Series B convertible preferred stock, 1.5 shares issued and outstanding at June 30, 2008 and December 31, 2007; liquidation value of $150 at June 30, 2008 and December 31, 2007	95	70

Stockholders’ equity (deficit):
Common stock $.001par value, 50,000 authorized, 18,444 shares issued and outstanding at June 30, 2008 and 15,904 shares issued and 15,404 outstanding at December 31, 2007 (500 shares held in escrow)	18	15
Additional paid-in capital	32,065	30,323
Accumulated deficit	(30,685)	(30,618)
Total stockholders’ equity (deficit)	1,398	(280)
Total liabilities and stockholders’ equity (deficit)	$4,134	$5,793

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$3,003	$3,696	$5,541	$7,823

Cost of sales	2,020	2,150	3,825	4,634

Gross profit	983	1,546	1,716	3,189

Operating expenses:
Selling, general and administrative	511	974	1,472	2,289
Research and development	170	749	373	1,526
Total operating expenses	681	1,723	1,845	3,815

Operating income (loss)	302	(177)	(129)	(626)

Other income (expense)
Change in fair value of derivative instruments	425	330	111	(38)
Gain on sale of assets	150	-	550
Other	(119)	11	(252)	20
Total other income (expense)	456	341	409	(18)

Net income (loss) before income taxes	758	164	280	(644)
Provision for income taxes	-	2	2	2

Net income (loss)	758	162	278	(646)
Dividend on Series A and accretion of Series A and Series B preferred stock redemption value	(12)	(243)	(114)	(484)
Deemed dividend on Series A preferred stock maturity and Conversion	-	-	(231)	-
Net income (loss) available to common stockholders	$746	$(81)	$(67)	$(1,130)

Basic income (loss) per common share	$0.04	$0.00	$0.00	$(0.05)
Diluted income (loss) per common share	$0.04	$0.00	$0.00	$(0.05)

Weighted average common shares outstanding	18,444	21,805	17,488	22,815
Weighted average common shares outstanding, assuming dilution	20,784	21,805	17,488	22,815

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2008	2007

Operating activities
Net loss available to common stockholders	$(67)	$(1,130)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	26	21
Stock-based compensation cost - options	214	1,080
Fair value of warrants issued for services rendered	51	8
Interest expense attributable to amortization of debt issuance costs	167	-
Change in fair value of derivative instruments	(111)	38
Accretion of Series A and Series B preferred stock redemption value	101	440
Deemed dividend on Series A preferred stock	231	-
Changes in operating assets and liabilities:
Trade receivables	626	(1,099)
Inventories	411	165
Prepaid expenses and other current assets	(24)	(44)
Accrued dividends on Series A 5% cumulative convertible stock	13	44
Trade payables to related parties	90	(588)
Deferred revenue	213	-
Trade payables and other current liabilities	(382)	71
Cash provided (used) by operating activities	1,559	(994)

Investing activities
Capital expenditures	-	(67)
Cash used by investing activities	-	(67)

Financing activities
Net (payments) advances on bank line of credit	(1,487)	500
Payments on notes payable	(700)	-
Proceeds from exercise of employee stock options	8	-
Cash (used) provided by financing activities	(2,179)	500

Net decrease in cash and cash equivalents	(620)	(561)

Cash and cash equivalents at beginning of period	1,770	1,333

Cash and cash equivalents at end of period	$1,150	$772

Non-cash investing and financing activities:
Restricted common stock acquired from related party	$-	$2
Conversion of convertible preferred stock to common stock	$1,339	$26
Increase to the warrant liability of common stock warrants in connection with debt financing	$100	$-

DOCUMENT CAPTURE TECHNOLOGIES, INC.
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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2008. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2008.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

The consolidated financial statements include the accounts of DCT and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Certain accounts have been reclassified to conform to the current period presentation. Such reclassifications did not affect total net sales, operating loss or net loss available to common stockholders.

Note 2 - New Accounting Pronouncements and Accounting Treatment of New Financial Transactions

New Accounting Pronouncements Adopted During the Current Reporting Period

DCT did not adopt any new accounting pronouncements during the three months ended June 30, 2008.

New Accounting Pronouncements to be Adopted in Future Reporting Periods

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, DCT will adopt this standard on January 1, 2009. DCT is currently evaluating the potential impact this standard may have on its consolidated financial position, cash flows and results of operations.

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

SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and, as such, DCT will adopt this standard on January 1, 2009. DCT is currently evaluating the potential impact this standard may have on its consolidated financial position, cash flows and results of operations.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect the adoption of SFAS 162 to have a material effect on our consolidated financial position, cash flows and results of operations.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

In May 2008, the FASB issued a FASB Staff Position (“FSP”) Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. DCT is currently evaluating the potential impact this standard may have on its consolidated financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Accounting Treatment of New Financial Transaction Entered During the Current Reporting Period

During the three months ended June 30, 2008, DCT entered a new type of financial transaction whereby it sold, and the customer immediately paid for, “end of life” parts. The associated revenue is recognized when the finished scanner is shipped to the customer. During the three months ended June 30, 2008, DCT recognized revenue of $17,000 and deferred revenue of $213,000 associated with this financial transaction. DCT anticipates shipping all completed scanners within 12 months. As such, the $213,000 deferred revenue is classified as a current liability.

Note 3 - Sale of HD Display Related Assets

In December 2007, DCT entered an asset purchase agreement with Sky Glory Enterprise Investment Co., Ltd (“Sky Glory”), whereby Sky Glory agreed to purchase certain HD display related assets, subject to certain terms and conditions, for a total of $600,000 cash. On March 31, 2008, DCT received an initial $400,000 cash payment. A second cash payment of $150,000 was received on May 2, 2008. On June 26, 2008, DCT entered an agreement with Darwin Hu to assign and transfer its rights to the final $50,000 owed by Sky Glory to Mr. Hu in lieu of any additional severance payments and related overhead (approximately $72,000) owed to Mr. Hu as of June 26, 2008.

Darwin Hu is a current member of DCT’s board of directors and was the Chairman of DCT’s board of directors until his resignation effective July 15, 2008. See Note 12. Mr. Hu was instrumental in negotiating and closing the sale of the HD display related assets. Until March 1, 2008, Mr. Hu was DCT’s President and Chief Executive Office, at which time he resigned from DCT to become an executive at a subsidiary of Sky Glory.

There were no costs associated with the sale of HD related assets. As such, the entire cash proceeds of $400,000 and $150,000 were recorded as a gain on sale of assets during the three months ended March 31, 2008 and the three months ended June 30, 2008, respectively.

Note 4 - Related-Party Transactions

Related-Party Purchases

The Company purchases the majority of its finished scanner imaging products from Syscan Lab Limited (“SLL”), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"), the parent company of DCT’s former majority stockholder. Darwin Hu, a current member of DCT’s board of directors, who also served as Chairman of the Board until July 15, 2008, was formerly the CEO of STH. He resigned from STH effective December 2004.

Purchases from SLL totaled $1,829,000 and $3,209,000 for the three and six months ended June 30, 2008, respectively, and $2,143,000 and $4,321,000 for the three and six months ended June 30, 2007, respectively. All purchases from SLL were carried out in the normal course of business. As a result of these purchases, the Company was liable to SLL for $668,000 and $578,000 at June 30, 2008 and December 31, 2007, respectively.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

Note 5 - Concentration of Credit Risk and Major Customers

Financial instruments that subject DCT to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents

DCT maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of June 30, 2008, DCT had consolidated balances of approximately $1,065,000, which were not guaranteed by the FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

Major Customers and Trade Receivables

A relatively small number of customers account for a significant percentage of DCT’s sales. Customers that exceeded 10% of total revenues and accounts receivable were as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2008	2007	2008	2007
Customer A	35%	24%	32%	28%
Customer B	13	11	*	*
Customer C	12	12	18	14
Customer D	11	12	*	*
Customer E	*	13	11	18
Customer F	*	13	*	11

* Customer accounted for less than 10% for the period indicated.

Trade receivables from all significant customers at June 30, 2008 totaled $1,431,000. As of June 30, 2008, all the Company's trade receivables were unsecured.

Note 6 - Concentration of Supplier Risk

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

Note 7 - Employee Equity Incentive Plans

Stock-Based Compensation

DCT has several stock-based employee compensation plans, which are more fully described in the 2007 Annual Report on Form 10-KSB.

Effective January 1, 2006, DCT adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payments” (“SFAS 123R”), using the modified prospective application method. Under this transition method, compensation cost recognized for the three and six months ended June 30, 2008 and 2007, includes the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and the Accounting Principles Board (“APB”) 25, “Accounting for Stock Issued to Employees” (“APB 25”)), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R).

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

The following table sets forth the total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2008	2007	2008	2007
Selling, general and administrative	$79	$149	$165	$730
Research and development	25	117	49	350
Total	$104	$266	$214	$1,080

At June 30, 2008, the Company had approximately $268,000 of total unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted average period of approximately six months.

Stock Options

The following table summarizes stock option activity and related information for the six months ended June 30, 2008:

	Options	Weighted Average Exercise Price

Outstanding at December 31, 2007	6,847,550	$0.18
Granted	-	-
Exercised	(1,446,000)	(0.01)
Cancelled	(953,885)	(0.78)
Outstanding at June 30, 2008	4,447,665	$0.35

The following table summarizes all options outstanding and exercisable by price range as of June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	2,241,165	3.82	$0.01	2,241,165	$0.01
$0.65 - $0.70	2,206,500	8.58	$0.70	1,371,000	$0.70

Note 8 - Basic and Diluted Net Loss Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

Common stock equivalents were not considered in calculating diluted net loss per common share for the six months ended June 30, 2008 or for the three and six months ended June 30, 2007 as their effect would be anti-dilutive. Common stock equivalents were taken into consideration in calculating diluted net income per common share for the three months ended June 30, 2008, but the impact did not change net income per share. As a result, for all periods presented, DCT’s basic and diluted net income (loss) per share is the same.

The computation of DCT’s basic and diluted earnings per share for the three months ended June 30, 2008 is as follows (in thousands, except per share amounts):

Net income available to common shareholders (A)	$746
Impact of convertible preferred stock	12
Net income available to common shareholders used in diluted share calculation (B)	$758

Weighted average common shares outstanding (C)	18,444
Dilutive effect of convertible preferred stock	150
Dilutive effect of employee equity incentive plans	2,190
Weighted average common shares outstanding, assuming dilution (D)	20,784

Basic earnings per common share (A)/(C)	$0.04
Diluted earnings per common share (B)/(D)	$0.04

Potentially dilutive common shares consist primarily of (1) employee stock options where the exercise price is less than the average market price, and (2) 150,000 shares of DCT’s convertible preferred Series B stock (“Series B Stock”), which is convertible at anytime by the security holder.

The diluted earnings per share calculation for the three months ended June 30, 2008 excludes the potential dilutive effect of 4,851,000 of DCT’s options and warrants as the exercise prices of these stock options and warrants were greater than or equal to the average market value of the common shares.

Note 9 - Equity

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

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

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

Series A Stock Dividends

Through maturity, DCT’s Series A Stock accrued cumulative dividends at a rate of 5% per year, payable semiannually on July 1 and January 1. Dividends were payable in cash, by accretion of the stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Series A Stock or to pay for dividends in cash or in shares of common stock was at DCT’s discretion and DCT opted to pay all dividends in shares of common stock. During both the three and six months ended June 30, 2008, Series A Stock dividends were approximately $14,000. During the three and six months ended June 30, 2007, Series A Stock dividends were approximately $23,000 and $44,000, respectively.

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

Under EITF 98-5, a contingent beneficial conversion feature should be recognized in earnings when all contingencies are resolved. DCT recorded a deemed dividend on its Series A Stock during the three months ended March 31, 2008 totaling $231,000. This non-cash dividend was recorded to reflect the implied economic value to the preferred stockholder of converting Series A shares into common stock at a 15% discount of the common stock price at the time of conversion. The fair value was calculated using the difference between the agreed-upon conversion price of the Series A Preferred Stock into shares of common stock and the fair market value of DCT's common stock on the conversion date. This amount was charged to accumulated deficit with the offsetting credit to additional paid-in-capital.

DCT treated the deemed dividend on Series A Stock as a reconciling item to adjust its reported net income (loss), together with Series A Stock dividends recorded during the applicable period, to the net income (loss) available to common stockholders line item on the consolidated statements of operations.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

Preferred Stock Accounting Treatment

Preferred Stock Classification. Pursuant to the FASB’s Emerging Issues Task Force (“EITF”) EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), and EITF Topic D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), DCT’s Series A Stock (until its maturity on March 15, 2008) and Series B Stock were classified as temporary equity, as the stock is conditionally redeemable on the redemption date.

The difference between the initial recorded value of the Series A Stock redemption value was accreted, on a straight-line basis, from the issuance date through the maturity date of March 15, 2008. The difference between the initial recorded value of the Series B Stock and the minimum redemption value is being accreted, on a straight-line basis, from the issuance date through the earliest redemption of August 7, 2009. The increases in the carrying amount of the Series A Stock and Series B Stock for the three and six months ended June 30, 2008 was $12,000 and $100,000, respectively. The increases in the carrying amount of the Series A Stock and Series B Stock for the three and six months ended June 30, 2007 was $220,000 and $440,000, respectively. The accretion of DCT’s Series A Stock and Series B Stock redemption value is disclosed as a reconciling item and adjusts DCT’s reported net income (loss), together with the Series A Stock dividends, to net income (loss) available to common stockholders.

Likely Embedded Derivative. Under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and EITF 00-19, the redemption feature and registrations rights feature of DCT’s (i) Series A Stock (until the March 15, 2008 maturity date), (ii) Series A Stock warrants, (iii) Series B Stock, and (iv) Series B Stock warrants (referred to collectively as “DCT’s Derivative Instruments”) are all likely derivative instruments that require bifurcation from the host contract. Accordingly, the fair value of DCT’s outstanding Derivative Instruments have been recorded in DCT’s Balance Sheet as a liability as of June 30, 2008. Increases in the estimated fair value of DCT’s Derivative Instruments are recorded as non-operating expense on DCT’s Statements of Operations. Decreases in the estimated fair value of DCT’s Derivative Instruments are recorded as non-operating revenue on DCT’s Statements of Operations.

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

Significant terms and estimated fair values of DCT’s Derivative Instruments are as follows (in thousands, except per share price):

			June 30, 2008		December 31, 2007
Host Contract	Expiration/ Maturity Date	$	Shares	Fair Value	Shares	Fair Value
Warrants issued with Series A Stock	March 15, 2010	1.00	186.5	$26	186.5	$160
Warrants issued with Series A Stock	March 15, 2010	2.00	932.5	70	932.5	32
Warrants issued with Series B Stock	August 7, 2009	1.50	675.0	35	675.0	41
Series A Stock	March 15, 2008	1.00	-	-	1,150.0	-
Series B Stock	August 7, 2009	1.00	150.0	13	150.0	22
Total				$144		$255

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

The fair value of the above Derivative Instruments was determined under the following assumptions:

	June 30, 2008	December 31, 2007
Remaining contractual term, Series A Stock Warrants (years)	1.7	2.2
Remaining contractual term, Series B Stock Warrants (years)	1.1	1.6
Remaining contractual term, Series A Stock (years)	-	0.2
Remaining contractual term, Series B Stock (years)	1.1	1.6
Expected volatility	102%	49%
Expected dividend yield	0%	0%
Risk free interest rate	3%	4%

Note 10 - Commitments and Contingencies

Operating Leases

The Company is committed under various non-cancelable operating leases which extend through February 2011. Future minimum rental commitments as of June 30, 2008 are as follows (in thousands):

Year Ending June 30,	Future Minimum Lease Payments
2009	$213
2010	213
2011	2
Total	$428

Bank Line of Credit

DCT has a $3,000,000 line of credit (“LOC”) at a commercial bank. Borrowings under the LOC are limited to 80% of eligible accounts receivable and 40% of eligible inventory, as defined in the LOC agreement. The LOC bears an annual interest rate of prime (5.0% at June 30, 2008) plus 1.25% for advances drawn against accounts receivables and prime plus 2.25% for advances drawn against inventory. Interest payments are due monthly and all unpaid interest and principal is due in full on September 13, 2009. Upon certain events of default, the default variable interest rate increases to prime plus 5%. DCT had an available borrowing capacity of $59,000 on its LOC at June 30, 2008.

As of June 30, 2008, DCT was in compliance with all LOC debt covenants.

Long-Term Loan

On September 27, 2007, the Company entered into a $1,500,000 term loan agreement ("Loan Agreement") with Montage Capital, LLC ("Lender") in an arm’s length transaction. DCT granted the Lender a continuing security interest, and pledged to the Lender, all of its assets to secure payment and performance of its obligations under the Loan Agreement. The Loan Agreement and the security interest are subordinate to DCT’s LOC.

DCT is currently making monthly principal payments of $100,000 and interest payments at an annual interest rate of 15%. All outstanding principal and accrued interest is due at the time the loan matures on November 30, 2008. However, if DCT sells any assets outside the ordinary course of business and receives cash proceeds from such sale, the Lender must be paid 20% of such proceeds as pre-payment of the outstanding principal. Under this portion of the agreement, DCT made an additional $100,000 principal payment during the three months ended June 30, 2008 as a result of selling its HD related assets as previously discussed. Additionally, under certain circumstances defined in the Loan Agreement, the Lender has the right to declare all of the amounts due under the Loan Agreement immediately due and payable. No such circumstances have occurred to date.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

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

DCT is accreting the entire $399,000 debt discount to interest expense over the life of the Loan Agreement. In connection with the Loan Warrants, DCT recorded non-cash interest expense for the three and six months ended June 30, 2008 of $83,000 and $167,000, respectively.

Future annual repayment obligations as of June 30, 2008 were as follows (in thousands):

Principal payments due less than 12 months	$600
Loan Warrants redemption value	350
Total obligations	950
Less unamortized debt discount	(144)
Total notes payable and related warrant liability	$806

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

Employment Agreements

The Company maintains employment agreements with its executive officers, which extend through 2008. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of June 30, 2008, termination payments totaling $389,000 are in effect. On July 15, 2008, termination payments increased to $769,000 as a result of amending employment agreements with executive officers. See Note 12.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

Consulting Agreement

DCT entered into an Investor Relations Consulting Agreement dated January 25, 2008, for a term of one year beginning January 1, 2008, payable at a monthly rate of $5,000. Additionally, DCT agreed to pay the consultant 110,000 warrants with an exercise price of $0.65 per share, with the following vesting schedule: (i) 50% upon signing the agreement, (ii) 25% on June 30, 2008, and (iii) 25% on September 30, 2008. The warrants expire three years after their respective vesting dates (January 1, 2011, June 30, 2011, and September 30, 2011). Each warrant includes a cashless exercise provision. The warrants will not be registered under federal or state securities laws. The fair value of these warrants, as determined by the Black-Scholes valuation model, totaled approximately $68,000 and is amortized ratably over the vesting period. As such, $17,000 and $51,000 was charged to general and administrative expense and credited to additional paid-in capital during the three and six months ended June 30, 2008, respectively.

Registration Rights Agreements

In connection with the issuance of multiple equity instruments, DCT executed registration rights agreements with the purchasers thereof under which DCT agreed to register the common shares underlying the equity instrument.

All registration rights agreements provide for liquidated damages in the event the registration statement is not maintained continuously effective. During the six months ended June 30, 2008, DCT maintained continuously effective registration statements for all equity instruments that require effective registration statements.

Litigation, Claims and Assessments

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT’s financial condition, results of operations or cash flows.

Note 11 - Segment and Geographic Information

Segment Information

DCT currently operates in one segment: the design, development and delivery of various imaging technology solutions, most notably scanners, as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).

Geographic Information

During the three and six months ended June 30, 2008 and 2007, DCT recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product. The following table summarizes total net sales attributable to significant countries (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
U.S.	$2,724	$3,538	$5,076	$7,539
Asia	22	-	22	-
Europe and other	257	158	443	284
	$3,003	$3,696	$5,541	$7,823

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Europe and Asia (in thousands):

	June 30, 2008	December 31, 2007
U.S.	$3,900	$5,574
Asia	90	110
Europe	144	109
	$4,134	$5,793

Assets located in Asia relate to tooling equipment required to manufacture DCT’s product. Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands.

Note 12 - Subsequent Events

Changes to DCT Board of Directors

Effective July 15, 2008, Mr. Lawrence Liang resigned from the Board of Directors of DCT.

Effective July 15, 2008, Mr. Darwin Hu stepped down as Chairman of DCT's Board of Directors. Mr. Hu will continue to serve as a director of DCT until its next annual meeting of stockholders.

On July 15, 2008, DCT's Board of Directors unanimously voted to elect Mr. Edward M. Straw to serve as Chairman of DCT's Board of Directors, effective immediately, until DCT's next annual meeting of stockholders. Mr. Straw filled the vacancy on DCT's Board of Directors created by the aforementioned resignation of Mr. Liang.

Employment Agreement Amendments

On July 15, 2008, the DCT's Board of Directors approved addenda to the employment agreements for certain DCT executive officers. The addenda were a result of title changes, added responsibilities and realignment of financial and operational responsibilities.

Stock Option Grants

On July 15, 2008, the DCT's Board of Directors approved an aggregate of 5,168,750 stock options, which were granted to key employees, directors and consultants. Compensation cost related to the stock option grant totaled approximately $1,200,000, which is expected to be recognized over a weighted average period of 3.5 years.

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

•
Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•
Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows as of and for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

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

Although our 2008 sales have been affected by the general economic slowdown of the U.S. economy, we have reduced our expenses by concentrating on our core business and focusing our resources toward revenue-generating activities. The successful reduction of our operating expenses has somewhat mitigated the negative impact of our reduced sales to our financial condition. The most significant reduction to our operating expenses was a result of terminating our high definition (“HD”) display research and development efforts during November 2007. All HD display related expenses, including employees and contractors were terminated by December 31, 2007. As such, our operating expenses for the three and six months ended June 30, 2008 are not directly comparable to our operating expenses for the three and six months ended June 30, 2007. We never generated any sales from our HD display research and development efforts.

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

We have and will continue to explore and evaluate a range of strategic opportunities to enhance shareholder value, including, but not limited to, combinations, partnerships, sales or mergers of our operations or assets with another entity and/or a recapitalization. As of the date of this filing, we continue to evaluate different strategic opportunities.

Critical Accounting Policies

Our MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our derivative financial instruments, revenue recognition, trade receivables and the related allowance, inventories and the related allowance, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

The following table summarizes certain aspects of our results of operations for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	. $	. %	2008	2007	. $	. %.

Net sales	$3,003	$3,696	$(693)	(19)%	$5,541	$7,823	$(2,282)	(29)%

Cost of sales	2,020	2,150	(130)	(6)	3,825	4,634	(809)	(17)

As a percentage of sales	67%	58%			69%	59%

Selling, general and administrative expense	511	974	(463)	(48)	1,472	2,289	(817)	(36)
Research and development expense	170	749	(579)	(77)	373	1,526	(1,153)	(76)

Total other income (expense)	456	341	NM	NM	409	(18)	NM	NM
Dividend and deemed dividend on 5% convertible preferred stock and accretion of preferred stock redemption value	(12)	(243)	NM	NM	(345)	(484)	NM	NM

NM = Not Meaningful

Net Sales

The decrease in net sales during both the three and six months ended June 30, 2008 as compared to the same periods in 2007 was attributable to the following conditions:

•	The overall slowdown of the general economic and market conditions in the U.S. economy and the related slowdown of information technology (“IT”) spending.

•
Decreased demand from the banking and financial sectors of our market. This sector has been more focused on regulatory actions and financial hardships rather than investing in transaction system infrastructure, of which we are a key supplier. Sales to this particular sector decreased $497,000 and $828,000 during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

Historically, international sales have been immaterial to our results of operations. However, during the three and six months ended June 30, 2008, our European sales were $257,000 and $443,000, or 9% and 8%, respectively, of our total net sales. During the three and six months ended June 30, 2007, our European sales were $158,000 and $284,000, respectively, which represented only 4% of our sales for both periods. The European markets for our products continue to show strong growth as we have nearly doubled our distribution network within this market during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. We expect this trend to continue as we have improved our ability to deliver all channel products from our Netherlands based warehouse and improve our time-to-market and reduce our logistics costs, including but not limited to shipping costs.

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect this trend and resulting fluctuations to continue. And although the number of scanners shipped during any quarter has fluctuated significantly, our average selling price has remained fairly stable and we expect this stability to continue for the foreseeable future.

Although we continue to concentrate on expanding our significant customer base, our revenue is dependent on a small number of significant customers. During the three months ended June 30, 2008, 60% of sales were generated from three customers as compared to 51% of sales generated from three customers during the same period in fiscal 2007. During the six months ended June 30, 2008, 61% of our sales were generated from three customers as compared to 60% of sales generated from three customers during the same period in fiscal 2007. The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

Cost of Sales, Including Gross Profit

Cost of sales includes all direct costs related to the purchase of scanners, imaging modules and services related to the delivery of those items manufactured in China, and to a lesser extent, engineering services and software royalties. Cost of sales as a percentage of net sales increased during both the three and six months ended June 30, 2008 as compared to the same periods in 2007 as a direct result of the devaluation of the U.S. dollar against the Chinese Yuan. This increase was somewhat offset by the following factors during the three months ended June 30, 2008:

•	The negotiated price reduction of our finished product;

•	Our phase out of certain third-party software as we move toward less costly third-party software; and

•	Our continuing efforts toward reducing the cost of our products.

We expect our cost of sales as a percentage of net sales to fluctuate somewhat during the remainder of 2008 as we experience changes in our product mix, as the value of the U.S. dollar remains volatile and as we implement further product cost reduction strategies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation costs, facilities-related expenses and outside professional services such as legal and accounting. To a lesser extent, market development and promotional funds for our retail distribution channels, tradeshows, website support, warehousing, logistics and certain sales representative fees are also included.

The decrease in selling, general and administrative expense during both the three and six months ended June 30, 2008 as compared to the same periods in 2007 was primarily attributable to the termination of our HD display related activities, which added approximately $100,000 and $207,000 of product promotion and marketing expense during the three and six months ended June 30, 2007, respectively. Subsequent to January 1, 2008, we have not incurred any HD display-related expenses.

To a lesser extent, the decrease was attributable to lower stock-based compensation costs (a non-cash charge) as a result of granting stock options to key employees as accounted for under SFAS 123R. See “Note 7: Employee Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q. Stock-based compensation cost was $79,000 and $165,000 for the three and six months ended June 30, 2008, respectively. Stock-based compensation cost was $149,000 and $730,000 for the three and six months ended June 30, 2007, respectively.

The decrease in our selling, general and administrative expenses caused by the termination of our HD display related activities and the reduction of stock-based compensation cost was somewhat offset by our increased personnel costs to support our public company status, including the costs of complying with the Sarbanes-Oxley Act.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs, of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production. The decrease during the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 was a result of terminating our HD display related product development during November 2007. During the three and six months ended June 30, 2007, salaries, expensed equipment and contractors related to our HD display product was approximately $536,000 and $974,000, respectively. Subsequent to January 1, 2008, we have not incurred any HD display related expenses. To a lesser extent, research and development expenses decreased as a result of reduced stock-based compensation cost (a non-cash charge) attributable to granting stock options to key employees during the first quarter of fiscal 2007 and accounting for such option grants under SFAS 123R. See “Note 7: Employee Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q. Stock-based compensation cost was $25,000 and $49,000 for the three and six months ended June 30, 2008, respectively. Stock-based compensation cost was $117,000 and $350,000 for the three and six months ended June 30, 2007, respectively.

Total Other Income (Expense)

The most significant component of our other income (expense) was a $150,000 and $400,000 gain on sale of assets during the three and six months ended June 30, 2008, respectively. In December 2007, DCT entered an asset purchase agreement with Sky Glory Enterprise Investment Co., Ltd (“Sky Glory”), whereby Sky Glory agreed to purchase certain HD display related assets, subject to certain terms and conditions, for a total of $600,000 cash. On March 31, 2008, DCT received an initial $400,000 cash payment. A second cash payment of $150,000 was received on May 2, 2008. On June 26, 2008, DCT entered an agreement with Darwin Hu to assign and transfer its rights to the final $50,000 owed by Sky Glory to Mr. Hu in lieu of any additional severance payments and related overhead (approximately $72,000) owed to Mr. Hu as of June 26, 2008.

Darwin Hu is a current member of DCT’s board of directors and was the Chairman of DCT’s board of directors until his resignation effective July 15, 2008. See Part II, Item 5 of this Form 10-Q. Mr. Hu was instrumental in negotiating and closing the sale of the HD display related assets. Until March 1, 2008, Mr. Hu was DCT’s President and Chief Executive Office, at which time he resigned from DCT to become an executive at a subsidiary of Sky Glory.

There were no costs associated with the sale of HD related assets. As such, the entire cash proceeds of $400,000 and $150,000 were recorded as a gain on sale of assets during the three months ended March 31, 2008 and the three months ended June 30, 2008, respectively.

Also included in our other income (expense) is the change in the fair value of our liability for derivative contracts (associated with our Series A Stock and related warrants and Series B Stock and related warrants). During the three and six months ended June 30, 2008, the fair value of our liability for derivative contracts decreased $425,000 and $111,000 respectively. During the three and six months ended June 30, 2007, the fair value of our liability for derivative contracts decreased $330,000 and increased $38,000, respectively. Pursuant to SFAS 133 and EITF 00-19, the increase in the fair value of our liability for derivative contracts is included as other expense in our consolidated statements of operations while the decrease in the fair value of our liability for derivative contracts is included as other income in our consolidated statements of operations.

Other income (expense) was also impacted by our increased debt, which resulted in an increase in interest expense to $121,000 and $268,000 during the three and six months ended June 30, 2008, respectively, from $44,000 and $60,000 during the three and six months ended June 30, 2007, respectively. Of the interest expense recorded during the three and six months ended June 30, 2008, $83,000 and $167,000, respectively, was non-cash interest expense attributable to amortization of debt issuance costs. We had no non-cash interest expense during the three and six months ended June 30, 2007.

Dividend and Deemed Dividend on Series A Stock and Accretion of Preferred Stock Redemption Value

During the three and six months ended June 30, 2008, the total accretion on our preferred stock was $12,000 and $100,000, respectively. During the three and six months ended June 30, 2007, the total accretion on our preferred stock was $220,000 and $440,000, respectively. The decrease during both periods was attributable to the conversion of both our Series A Stock and Series B Stock and the maturity of our Series A Stock on March 15, 2008.

We had no dividends during the three months ended June 30, 2008, as a result of the maturity of our Series A Stock, as compared to $23,000 during the three months ended June 30, 2007. During the six months ended June 30, 2008 and 2007, Series A Stock dividends were approximately $14,000 and $44,000, respectively. We do not pay dividends on our Series B Stock.

DCT recorded a deemed dividend on its Series A Stock during the first quarter of 2008 totaling $231,000. This non-cash dividend was recorded to reflect the implied economic value to the preferred stockholder of converting Series A shares into common stock at a 15% discount of the common stock price at the time of conversion. The fair value was calculated using the difference between the agreed-upon conversion price of the Series A Preferred Stock into shares of common stock and the fair market value of DCT's common stock on the conversion date. See “Note 9: Equity” in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

At June 30, 2008, our principal sources of liquidity included cash and cash equivalents of $1,150,000 and an available borrowing capacity of $59,000 on our bank line of credit. We had no significant cash outlays, except as part of our normal operations and contractual agreements, during the three months ended June 30, 2008.

A summary of our cash flow activities is show below (in thousands):

	Six Months Ended June 30,
	2008	2007
Net cash provided (used) by operating activities	$1,559	$(994)
Net cash used by investing activities	-	(67)
Net cash (used) provided by financing activities	(2,179)	500
Net decrease in cash and cash equivalents	$(620)	$(561)

Operating activities: During the six months ended June 30, 2008, our operating activities provided $1,559,000 of cash. This amount was comprised of our $67,000 net loss available to common shareholders, $679,000 of net non-cash expenses, and $947,000 net cash provided by changes in operating assets and liabilities. Our net loss available to common shareholders for the six months ended June 30, 2008 included a $550,000 gain on the sale of our HD display related assets, which positively impacted our cash position. Additionally, during the second quarter of 2008, we sold, and our customer immediately paid for, “end of life” parts, which totaled $230,000. And although we don’t recognize revenue associated with the sale until the finished scanner is shipped to the customer, the entire transaction had a positive impact on our cash flow from operations.

During the six months ended June 30, 2007, our operating activities used $994,000 of cash. This amount was comprised of our $1,130,000 net loss, $1,587,000 of net non-cash expenses and $1,451,000 net cash used by changes in operating assets and liabilities.

For both the six months ended June 30, 2008 and 2007, non-cash items in net loss available to common shareholders include depreciation expense, stock-based compensation cost of options, fair value of warrants issued for services rendered, change in fair value of derivative instruments and the accretion of our Series A and Series B preferred stock redemption value. Changes in our operating assets and liabilities are indicative of the decrease in the sales of our product during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

We expect future cash provided (used) by operating activities to fluctuate, as a result of fluctuations in our operating results, timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing activities: We had no investing activities during the six months ended June 30, 2008. Our investing activities for the three months ended June 30, 2007 were minimal and consisted of computer and general equipment purchases during the normal course of business.

Financing activities: During the six months ended June 30, 2008, our financing activities consisted of (i) paying down our bank line of credit, (ii) making normal recurring monthly principal payments according to the terms of our notes payable agreement, which totaled $600,000, and (3) making an additional $100,000 principal payment on our notes payable. During the six months ended June 30, 2007, our financing activities consisted of a $500,000 draw against our bank line of credit to meet short-term obligations, including payments for product purchases.

Cash and Working Capital Requirements

As previously discussed, we terminated our HD display research and development efforts during November 2007. With the termination of the HD display portion of our business, our operating expenses during the three and six months ended June 30, 2008 were more aligned with our net sales. Additionally, our anticipated future operating expenses will be more aligned with our projected net sales. If we successfully manage our projected net sales and realigned operating expenses, of which there can be no assurance, management believes that current cash and other sources of liquidity are sufficient to fund normal operations through the next 12 months.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One - Three	Three - Five
	Total	One Year	Years	Years

Long-term bank line of credit (1)	$534	$-	$534	$-
Term loan principal payments (2)	600	600	-	-
Term loan warrant liabilities(3)	350	350	-	-
Series B Stock principal(4)	150	-	150	-
Operating lease obligations	428	213	215	-
Consulting agreement	30	30	-	-
Total contractual cash obligations	$2,092	$1,193	$899	$-

(1) DCT has a $3,000,000 line of credit (“LOC”) at a commercial bank. Borrowings under the LOC are limited to 80% of eligible accounts receivable and 40% of eligible inventory, as defined in the LOC agreement. The LOC bears an annual interest rate of prime (5.0% at June 30, 2008) plus 1.25% for advances drawn against accounts receivables and prime plus 2.25% for advances drawn against inventory. Interest payments are due monthly and all unpaid interest and principal is due in full on September 13, 2009. Upon certain events of default, the default variable interest rate increases to prime plus 5%. DCT had an available borrowing capacity of $59,000 on its LOC at June 30, 2008.

As of June 30, 2008, DCT was in compliance with all LOC debt covenants.

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

Off-Balance Sheet Arrangements

At June 30, 2008, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

We expect the devaluation of the U.S. dollar against the Chinese Yuan to continue to negatively impact our business for the foreseeable future. To the best of our knowledge, except for the devaluation of the U.S. dollar against the Chinese Yuan and commitments described in “Note 10: Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, there are no other known trends or demands, commitments, events or uncertainties that existed at June 30, 2008, which are likely to have a material effect on our future liquidity.

Item 3 - Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates as follows:

Interest Rate Exposure

DCT’s exposure to market risk for changes in interest rates is limited to our LOC, which varies with the prime lending rate. We only draw on our LOC when needed for short-term working capital needs and we maintain a low or zero balance when possible. As such, the interest expense on our variable rate debt is a minimal part of our operations. Although we cannot predict market fluctuations in interest rates and their impact on our variable rate debt, management believes the exposure is minimal. For example, a 10% increase in the prime lending rate during the three and six months ended June 30, 2008 would have only increased our interest expense approximately $14,000 and $34,000, respectively. Both amounts are immaterial to our consolidated financial position, cash flows and results of operations.

Foreign Currency Exchange Rate Exposure

We operate in the United States, manufacture in China, and greater than 95% of our sales to date have been made in U.S. dollars. However, we purchase our finished scanner imaging products from a manufacturer located in China and the purchase price is denominated in the Chinese Yuan. As a result, currency fluctuations between the U.S. dollar and the Chinese Yuan have historically caused, and could continue to cause in the future, the purchase price of our finished scanner product to increase significantly. Such fluctuation has negatively impacted our historical results of operations, cash flows and financial position and could continue to negatively impact us in the future. For example, a 10% appreciation in the Chinese Yuan against the U.S. dollar would have increased our cost of sales over $224,000 and $424,000 during the three and six months ended June 30, 2008.

We expect to purchase our finished scanner imaging products from China for the near future and expect such purchases to be denominated in the Chinese Yuan. As a result, we anticipate that we may experience increased exposure to the risks of fluctuating currencies and may choose to engage in currency hedging activities to reduce these risks. Despite these measures, we cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates.

Item 4 - Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

During the quarterly period covered by this report, no changes in our internal controls over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed under this Item 1.

Item 1A - Risk Factors

There have been no changes to the risk factors included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 5, 2008.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

Changes to DCT Board of Directors

Effective July 15, 2008, Mr. Lawrence Liang resigned from the Board of Directors of DCT.

Effective July 15, 2008, Mr. Darwin Hu stepped down as Chairman of DCT's Board of Directors. Mr. Hu will continue to serve as a director of DCT until its next annual meeting of stockholders.

On July 15, 2008, DCT's Board of Directors unanimously voted to elect Mr. Edward M. Straw to serve as Chairman of DCT's Board of Directors, effective immediately, until DCT's next annual meeting of stockholders. Mr. Straw filled the vacancy on DCT's Board of Directors created by the aforementioned resignation of Mr. Liang.

Employment Agreement Amendments

On July 15, 2008, the DCT's Board of Directors approved addenda to the employment agreements for certain DCT executive officers. The addenda were a result of title changes, added responsibilities and realignment of financial and operational responsibilities.

Item 6 - Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - David P. Clark	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - M. Carolyn Ellis	Filed herewith
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act - David P. Clark	Filed herewith
32.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act - M. Carolyn Ellis	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Document Capture Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Capture Technologies, Inc.
Date: August 13, 2008
/s/ David P. Clark
David P. Clark, Chief Executive Officer

Date: August 13, 2008
/s/ M. Carolyn Ellis
M. Carolyn Ellis, Chief Financial Officer