Form 10-Q
period 2008-09-30
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2008-11-14
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐    Non-accelerated filer ☐    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     ☐      No    ☒

The number of shares of Common Stock outstanding as of November 7, 2008 was 18,443,770.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements
DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$761	$1,770
Trade receivables	1,141	2,464
Inventories, net	1,023	1,400
Prepaid expenses and other current assets	105	32
Total current assets	3,030	5,666

Fixed assets, net	97	127
Total assets	$3,127	$5,793

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$-	$989
Trade payables to related parties	560	578
Trade payables and other current liabilities	278	658
Deferred revenue and customer deposits	234	-
Fair value of warrant liability	432	399
Accrued dividends on Series A 5% cumulative convertible preferred stock	-	178
Total current liabilities	1,504	2,802

Long-term bank line of credit	-	2,021
Liability under derivative contracts	536	255

Total liabilities	2,040	5,078

Commitments and contingencies (Note 10)

Convertible preferred stock, $.001 par value, 2,000 authorized:
Series A 5% cumulative convertible preferred stock, 0 and 11.5 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively; liquidation value of $0 and $1,150 at September 30, 2008 and December 31, 2007, respectively	-	1,074
Series B convertible preferred stock, 1.5 shares issued and outstanding at September 30, 2008 and December 31, 2007; liquidation value of $150 at September 30, 2008 and December 31, 2007	107	70

Stockholders’ equity (deficit):
Common stock $.001par value, 50,000 authorized, 18,444 shares issued and outstanding at September 30, 2008 and 15,904 shares issued and 15,404 outstanding at December 31, 2007 (500 shares held in escrow)	18	15
Additional paid-in capital	32,211	30,174
Accumulated deficit	(31,249)	(30,618)
Total stockholders’ equity (deficit)	980	(429)
Total liabilities and stockholders’ equity (deficit)	$3,127	$5,793

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$3,019	$3,296	$8,560	$11,119

Cost of sales	1,986	1,975	5,811	6,609

Gross profit	1,033	1,321	2,749	4,510

Operating expenses:
Selling, general and administrative	836	920	2,308	3,210
Research and development	166	526	539	2,052
Total operating expenses	1,002	1,446	2,847	5,262

Operating income (loss)	31	(125)	(98)	(752)

Non-operating income (expense), net:
Change in fair value of derivative instruments and warrant liability	(425)	(464)	(314)	(501)
Gain on sale of assets	-	-	550	-
Interest expense and other	(157)	13	(409)	33
Total non-operating income (expense), net	(582)	(451)	(173)	(468)

Net loss before income taxes	(551)	(576)	(271)	(1,220)
Income tax expense	-	2	2	4

Net loss	(551)	(578)	(273)	(1,224)
Dividend on Series A and accretion of Series A and Series B preferred stock redemption value	(13)	(237)	(127)	(721)
Deemed dividend on Series A preferred stock maturity and Conversion	-	-	(231)	-
Net loss available to common stockholders	$(564)	$(815)	$(631)	$(1,945)

Loss per common share - basic and diluted	$(0.03)	$(0.04)	$(0.04)	$(0.09)

Weighted average common shares outstanding – basic and diluted	18,444	21,717	17,784	22,445

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2008	2007

Operating activities
Net loss available to common stockholders	$(631)	$(1,945)
Adjustments to reconcile net loss available to common stockholders to net cash provided by operating activities:
Depreciation expense	37	32
Stock-based compensation cost – options	391	1,272
Fair value of warrants issued for services rendered	69	14
Interest expense attributable to amortization of debt issuance costs	311	2
Change in fair value of derivative instruments	281	501
Change in fair value of warrant liability	33	-
Accretion of Series A and Series B preferred stock redemption value	113	657
Deemed dividend on Series A preferred stock	231	-
Changes in operating assets and liabilities:
Trade receivables	1,323	(118)
Inventories	377	286
Prepaid expenses and other current assets	(73)	(13)
Accrued dividends on Series A 5% cumulative convertible stock	13	64
Trade payables to related parties	(18)	(350)
Deferred revenue and customer deposits	234	-
Trade payables and other current liabilities	(380)	(18)
Cash provided by operating activities	2,311	384

Investing activities
Capital expenditures	(7)	(67)
Cash used by investing activities	(7)	(67)

Financing activities
Net (payments) advances on bank line of credit	(2,021)	487
Payments on notes payable	(1,300)	-
Proceeds from exercise of employee stock options	8	-
Cash (used) provided by financing activities	(3,313)	487

Net (decrease) increase in cash and cash equivalents	(1,009)	804

Cash and cash equivalents at beginning of period	1,770	1,333

Cash and cash equivalents at end of period	$761	$2,137

Non-cash investing and financing activities:
Restricted common stock acquired from related party	$-	$2
Conversion of convertible preferred stock to common stock	$1,339	$525
Issuance of preferred stock warrants in connection with debt financing	$-	$399
Purchase of restricted common stock for retirement	$-	$2,000

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Note 1 – Background and Basis of Presentation

Organization

Document Capture Technologies, Inc. ("DCT" or "Company") develops, designs and delivers various imaging technology solutions to all types and sizes of enterprises including governmental agencies, large corporations, small corporations, small offices-home offices (“SOHO”), professional practices as well as consumers (referred to herein collectively as “Enterprises”). DCT is a market-leader in providing USB-powered scanning solutions to a wide variety of industries and market applications. DCT’s patented and proprietary page-imaging devices facilitate the way information is stored, shared and managed for both business and personal use.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2008. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2008.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The consolidated financial statements include the accounts of DCT and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Certain accounts have been reclassified to conform to the current period presentation.  Such reclassifications did not affect total assets, total liabilities and stockholders’ equity, total net sales, operating loss or net loss available to common stockholders. Specifically, at December 31, 2007, $149,000, which related to the fair value classification of warrants, was reclassed from additional paid-in capital to current liabilities. See “Note 10 - Commitments and Contingencies: Notes Payable and Related Warrant Liability” for further discussion of the accounting for warrants. This reclass did not affect the Company’s financial position or liquidity at December 31, 2007.

Note 2 – New Accounting Pronouncements and Accounting Treatment of New Financial Transactions

New Accounting Pronouncements Adopted During the Current Reporting Period

DCT did not adopt any new accounting pronouncements during the three months ended September 30, 2008.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect the adoption of SFAS 162 to have a material effect on our consolidated financial position, cash flows and results of operations.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Accounting Treatment of New Financial Transaction Entered During the Current Reporting Period

During the nine months ended September 30, 2008, DCT entered a new type of financial transaction whereby it sold, and the customer immediately paid for, “end of life” parts. The associated revenue is recognized when the finished scanner is shipped to the customer. During the nine months ended September 30, 2008, DCT recognized revenue of $17,000 and deferred revenue of $213,000 associated with this financial transaction. DCT anticipates shipping all completed scanners within 12 months. As such, the $213,000 deferred revenue is classified as a current liability.

Note 3 – Sale of HD Display-Related Assets

In December 2007, DCT entered an asset purchase agreement with Sky Glory Enterprise Investment Co., Ltd (“Sky Glory”), whereby Sky Glory agreed to purchase certain HD display-related assets, subject to certain terms and conditions, for a total of $600,000 cash. On March 31, 2008, DCT received an initial $400,000 cash payment. A second cash payment of $150,000 was received on May 2, 2008. On June 26, 2008, DCT entered an agreement with Darwin Hu to assign and transfer its rights to the final $50,000 owed by Sky Glory to Mr. Hu in lieu of any additional severance compensation (approximately $72,000) owed to Mr. Hu as of June 26, 2008.

Darwin Hu is a current member of DCT’s board of directors and was the Chairman of DCT’s board of directors until his resignation effective July 15, 2008. Mr. Hu was instrumental in negotiating and closing the sale of the HD display-related assets. Until March 1, 2008, Mr. Hu was DCT’s President and Chief Executive Officer, at which time he resigned from DCT to become an executive at a subsidiary of Sky Glory.

There were no costs associated with the sale of HD related assets. As such, the entire cash proceeds of $550,000 were recorded as a gain on sale of assets during the nine months ended September 30, 2008.

Note 4 – Related-Party Transactions

Related-Party Purchases

The Company purchases the majority of its finished scanner imaging products from Syscan Lab Limited (“SLL”), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"), the parent company of DCT’s former majority stockholder.

Purchases from SLL totaled $1,903,000 and $5,111,000 for the three and nine months ended September 30, 2008, respectively, and $1,780,000 and $6,101,000 for the three and nine months ended September 30, 2007, respectively. All purchases from SLL were carried out in the normal course of business. As a result of these purchases, the Company was liable to SLL for $560,000 at September 30, 2008.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Related-Party Net Sales

During the three months ended September 30, 2008, DCT recorded net sales totaling $57,000 for finished scanners sold to Shenzen Syscan Technology, Co. Ltd., a wholly-owned subsidiary of STH. The related cost of goods sold was $41,000. This transaction contained similar terms and conditions as for other transactions of this nature entered into by DCT.

Note 5 – Concentration of Credit Risk and Major Customers

Financial instruments that subject DCT to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents

DCT maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 until October 2, 2008. Effective October 3, 2008 the FDIC insures accounts at each institution up to $250,000. As of October 3, 2008, DCT had consolidated balances of approximately $511,000, which were not guaranteed by the FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

Major Customers and Trade Receivables

A relatively small number of customers account for a significant percentage of DCT’s sales. Customers that exceeded 10% of total revenues and accounts receivable were as follows:

	Three months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Customer A	28%	26%	30%	28%
Customer B	20	19	18	15
Customer C	19	*	14	14
Customer D	11	23	*	13
Customer E	*	11	*	*

* Customer accounted for less than 10% for the period indicated.

Trade receivables from all significant customers at September 30, 2008 totaled $1,029,000. As of September 30, 2008, all the Company's trade receivables were unsecured.

Note 6 – Concentration of Supplier Risk

Manufacturing

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

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Components

Additionally, DCT purchases some controller chips that are sole-sourced, as they are specialized devices. To date, DCT has been able to obtain adequate component supplies from existing sources.  If in the future DCT became unable to obtain sufficient quantities of required materials, components or subassemblies, or if such items do not meet quality standards, delays or reductions in product shipments could occur, which could harm DCT’s business, operating results and financial condition.

Note 7 – Employee Equity Incentive Plans

Stock-Based Compensation

DCT has two stock-based employee compensation plans, which are more fully described in the 2007 Annual Report on Form 10-KSB.

Effective January 1, 2006, DCT adopted the fair value recognition provisions of SFAS No.123R, “Share-Based Payments” (“SFAS 123R”), using the modified prospective application method. Under this transition method, compensation cost recognized for the three and nine months ended September 30, 2008 and 2007, includes the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and the Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”)), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R).

The following table sets forth the total stock-based compensation expense included in the statements of operations (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Selling, general and administrative	$147	$86	$312	$816
Research and development	30	106	79	456
Total	$177	$192	$391	$1,272

The weighted average assumptions used to value options granted during the three months ended September 30, 2008 are as follows:

Weighted average estimated values per share	$0.24
Expected option life in years	2.0
Weighted average expected volatility	175%
Expected dividend yield	0%
Weighted average risk free interest rate	2.9%

At September 30, 2008, the Company had approximately $1,295,000 of total unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted average period of approximately 2.9 years.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Stock Options

The following table summarizes stock option activity and related information for the nine months ended September 30, 2008:

	Options	Weighted Average Exercise Price

Outstanding at December 31, 2007	6,847,550	$0.18
Granted	5,105,000	0.30
Exercised	(1,446,000)	(0.01)
Cancelled	(1,069,385)	(0.77)
Outstanding at September 30, 2008	9,437,165	$0.32

The following table summarizes all options outstanding and exercisable by price range as of September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	2,241,165	3.57	$0.01	2,241,165	$0.01
$0.30	5,105,000	9.79	$0.30	-	-
$0.60 - $0.70	2,091,000	8.32	$0.69	1,304,000	$0.70

Note 8 – Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were not considered in calculating DCT’s diluted net loss per common share for the three and nine months ended September 30, 2008 and 2007 as their effect would be anti-dilutive. As a result, for all periods presented, DCT’s basic and diluted net loss per common share is the same.

Note 9 – Equity

Common Stock Activity

During January 2008, DCT cancelled 750,000 shares of its common stock (of which 500,000 shares were never released from escrow) as a result of terminating its HD display-related research and development efforts. The shares were originally issued in anticipation of reaching research and development milestones and conditions. However, the milestones and performance criteria were not met before the project was terminated.

During the first quarter of 2008, DCT issued 1,446,000 shares of common stock upon the exercise of stock options by DCT’s principal officers, employees and consultants. Of the options exercised, 646,000 shares were completed through a cashless exercise.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

Series A Stock Dividends

Through maturity, DCT’s Series A Stock accrued cumulative dividends at a rate of 5% per year, payable semiannually on July 1 and January 1. Dividends were payable in cash, by accretion of the stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Series A Stock or to pay for dividends in cash or in shares of common stock was at DCT’s discretion and DCT opted to pay all dividends in shares of common stock. From January 1, 2008 through the Series A Stock Redemption Date, DCT recorded Series A Stock dividends of $14,000. During the three and nine months ended September 30, 2007, Series A Stock dividends were approximately $20,000 and $64,000, respectively.

Series A Stock Deemed Dividends

In accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), DCT’s Series A Stock had an embedded contingent beneficial conversion feature because the conversion price was less than the fair value of DCT’s common stock on the maturity and conversion of the Series A Stock into common stock. Additionally, the embedded beneficial conversion feature was considered contingent because it was based on two variables: (i) how much of the Series A Stock Redemption Price was paid in DCT’s common stock, and (ii) the fifteen-day volume weighted average price of the common stock on the Series A Redemption Date.

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

DCT treated the deemed dividend on Series A Stock as a reconciling item to adjust its reported net loss, together with Series A Stock dividends recorded during the applicable period, to the net loss available to common stockholders line item on the consolidated statements of operations.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Preferred Stock Accounting Treatment

Preferred Stock Classification. Pursuant to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), and EITF Topic D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), DCT’s Series A Stock (until its maturity on March 15, 2008) and Series B Stock were classified as temporary equity, as the stock is conditionally redeemable on the redemption date.

The difference between the initial recorded value of the Series A Stock redemption value was accreted, on a straight-line basis, from the issuance date through the maturity date of March 15, 2008. The difference between the initial recorded value of the Series B Stock and the minimum redemption value is being accreted, on a straight-line basis, from the issuance date through the earliest redemption of August 7, 2009. The increases in the carrying amounts of the Series A Stock and Series B Stock for the three and nine months ended September 30, 2008 were $13,000 and $113,000, respectively. The increases in the carrying amounts of the Series A Stock and Series B Stock for the three and nine months ended September 30, 2007 were $217,000 and $657,000, respectively. The accretion of DCT’s Series A Stock and Series B Stock redemption value is disclosed as a reconciling item and adjusts DCT’s reported net loss, together with the Series A Stock dividends, to net loss available to common stockholders.

Likely Embedded Derivative. Under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and EITF 00-19, the redemption feature and registrations rights feature of DCT’s (i) Series A Stock (until the March 15, 2008 maturity date), (ii) Series A Stock warrants, (iii) Series B Stock, and (iv) Series B Stock warrants (referred to collectively as “DCT’s Derivative Instruments”) are all likely derivative instruments that require bifurcation from the host contract. Accordingly, the fair value of DCT’s outstanding Derivative Instruments have been recorded in DCT’s balance sheet as a liability as of September 30, 2008. Increases in the estimated fair value of DCT’s Derivative Instruments are recorded as non-operating expense on DCT’s Statements of Operations. Decreases in the estimated fair value of DCT’s Derivative Instruments are recorded as non-operating revenue on DCT’s Statements of Operations.

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

Significant terms and estimated fair values of DCT’s Derivative Instruments are stated below (in thousands, except per share price):

			September 30, 2008		December 31, 2007
Host Contract	Expiration/ Maturity Date	Price $	Shares	Fair Value	Shares	Fair Value
Warrants issued with Series A Stock	March 15, 2010	1.00	186.5	$75	186.5	$160
Warrants issued with Series A Stock	March 15, 2010	2.00	932.5	296	932.5	32
Warrants issued with Series B Stock	August 7, 2009	1.50	675.0	127	675.0	41
Series A Stock	March 15, 2008	1.00	-	-	1,150.0	-
Series B Stock	August 7, 2009	1.00	150.0	38	150.0	22
Total				$536		$255

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The fair value of DCT’s Derivative Instruments was determined under the following assumptions:

	September 30, 2008	December 31, 2007
Remaining contractual term, Series A Stock Warrants (years)	1.5	2.2
Remaining contractual term, Series B Stock Warrants (years)	0.9	1.6
Remaining contractual term, Series A Stock (years)	-	0.2
Remaining contractual term, Series B Stock (years)	0.9	1.6
Average expected volatility	149.0%	49.0%
Expected dividend yield	-	-
Risk free interest rate	1.8%	4.0%

Note 10 – Commitments and Contingencies

Operating Leases

The Company is committed under various non-cancelable operating leases which extend through June 2011. Future minimum rental commitments as of September 30, 2008 are listed below (in thousands):

Year Ending September 30,	Future Minimum Lease Payments
2009	$242
2010	161
2011	1
Total	$404

Bank Line of Credit

DCT has a $3,000,000 line of credit (“LOC”) at a commercial bank. Borrowings under the LOC are limited to 80% of eligible trade receivables and 40% of eligible inventories, as defined in the LOC agreement. The LOC bears an annual interest rate of prime (5.0% at September 30, 2008) plus 1.25% for advances drawn against trade receivables and prime plus 2.25% for advances drawn against inventories. Interest payments are due monthly and all unpaid interest and principal is due in full on September 13, 2009. Upon certain events of default, the default variable interest rate increases to prime plus 5%. DCT had an available borrowing capacity of $1,141,000 on its LOC at September 30, 2008.

As of September 30, 2008, DCT was in compliance with all LOC debt covenants.

Notes Payable and Related Warrant Liability

On September 27, 2007, the Company entered into a $1,500,000 term loan agreement ("Loan Agreement") with Montage Capital, LLC ("Lender") in an arm’s length transaction. The loan called for monthly principal and interest payments, at an annual interest rate of 15%, and originally matured on November 30, 2008. DCT paid the loan in full in September 2008. There was no prepayment penalty associated with the early pay-off.

In connection with the Loan Agreement, DCT issued warrants (“Loan Warrants”) to purchase up to 650,000 shares of DCT’s common stock at an initial exercise price of $0.60 per share. The Loan Warrants vested immediately and expire September 2012. From the initial funding of the Loan Agreement through March 31, 2008, the warrant holders had the right to require DCT to purchase the warrant for a maximum of $250,000. On March 31, 2008, the Loan Warrant repurchase price increased to a maximum of $350,000. The Loan Warrant repurchase feature expires September 2012.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The Company accounted for the issuance of the Loan Warrants under the provisions of FASB Staff Position (“FSP”) No. 150-5, Issuer’s Accounting Under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable” (“FSP 150-5”), an interpretation of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). Pursuant to FSP 150-5, freestanding warrants for shares that are either puttable or warrants for shares that are redeemable are classified as liabilities on the consolidated balance sheet at fair value with the offset recorded to debt discount. The Company amortized the debt discount to interest expense from the loan origination date through the early pay-off date. At each reporting period, the Company will remeasure the fair value of the Loan Warrant liability with any gains or losses recorded as a component of non-operating income (expense), net.

The total initial fair value of the Loan Warrants was approximately $399,000 as calculated using the Black-Scholes pricing model with the following assumptions: contractual term of five years, 5.3% risk-free interest rate, expected volatility of 90% and expected dividend yield of 0%. In connection with the Loan Warrants, DCT recorded non-cash interest expense for the three and nine months ended September 30, 2008 of $144,000 and $311,000, respectively. The debt discount was fully amortized as of September 30, 2008.

As of September 30, 2008, the fair value of the warrants was approximately $432,000 as calculated using the Black-Scholes pricing model with the following assumptions: contractual term of four years, 3.1% risk-free interest rate, expected volatility of 258% and expected dividend yield of 0%. The Company recorded a non-cash loss of approximately $33,000 during the three and nine months ended September 30, 2008 to account for the increase in the fair value of all outstanding Loan Warrants as of September 30, 2008.

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

Employment Agreements

The Company maintains employment agreements with its executive officers, which extend through 2008. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of September 30, 2008, termination payments totaling $1,026,000 are in effect.

Consulting Agreement

DCT entered into an investor relations consulting agreement dated January 25, 2008, for a term of one year beginning January 1, 2008, payable at a monthly rate of $5,000. Additionally, DCT agreed to pay the consultant 110,000 warrants with an exercise price of $0.65 per share, with the following vesting schedule: (i) 50% upon signing the agreement, (ii) 25% on June 30, 2008, and (iii) 25% on September 30, 2008. The warrants expire three years after the respective vesting dates (January 1, 2011, June 30, 2011, and September 30, 2011). Each warrant includes a cashless exercise provision. The warrants will not be registered under federal or state securities laws. The fair value of these warrants, as determined by the Black-Scholes valuation model, totaled approximately $68,000 and is amortized ratably over the vesting period. As such, $17,000 and $68,000 was charged to general and administrative expense and credited to additional paid-in capital during the three and nine months ended September 30, 2008, respectively.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Registration Rights Agreements

In connection with the issuance of multiple equity instruments, DCT executed registration rights agreements with the purchasers thereof under which DCT agreed to register the common shares underlying the equity instrument. All registration rights agreements provide for liquidated damages in the event the registration statement is not maintained continuously effective. During the nine months ended September 30, 2008, DCT maintained continuously effective registration statements for all equity instruments that require effective registration statements.

Litigation, Claims and Assessments

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT’s financial condition, results of operations or cash flows.

Note 11 – Segment and Geographic Information

Segment Information

DCT currently operates in one segment: the design, development and delivery of various imaging technology solutions, most notably scanners, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).

Geographic Information

During the three and nine months ended September 30, 2008 and 2007, DCT recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product. The following table summarizes total net sales attributable to significant countries (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
U.S.	$2,775	$3,103	$7,845	$10,642
Asia	57	7	101	7
Europe and other	187	186	614	470
	$3,019	$3,296	$8,560	$11,119

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Asia, and Europe (in thousands):

	September 30, 2008	December 31, 2007
U.S.	$3,013	$5,574
Asia	81	110
Europe	33	109
	$3,127	$5,793

Assets located in Asia relate to tooling equipment required to manufacture DCT’s product. Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Note 12 – Subsequent Event

At DCT’s Annual Stockholders’ Meeting held on October 3, 2008, stockholders voted for the increase in the number of shares of common stock authorized for issuance under DCT’s 2006 Stock Option Plan from 1,500,000 to 2,500,000.

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

•
Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•
Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows as of and for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

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

Although our 2008 sales have been affected by the general economic slowdown of the U.S. economy, we have reduced our expenses by concentrating on our core business and focusing our resources toward revenue-generating activities. The successful reduction of our operating expenses has somewhat mitigated the negative impact of reduced sales to our financial condition. The most significant reduction to our operating expenses was a result of terminating our high definition (“HD”) display research and development efforts during November 2007. All HD display-related expenses, including employees and contractors were terminated by December 31, 2007. As such, our operating expenses for the three and nine months ended September 30, 2008 are not directly comparable to our operating expenses for the three and nine months ended September 30, 2007. We never generated any sales from our HD display research and development efforts.

While substantially all our revenues and operating expenses have historically been denominated in the U.S. dollar and unaffected by the fluctuating value of the U.S. dollar, all our products are purchased in the Chinese Yuan. This has significantly increased the cost of our products, which has not been passed through to our customers.

We have and will continue to explore and evaluate a range of strategic opportunities to enhance shareholder value, including, but not limited to, combinations, partnerships, sales or mergers of our operations or assets with another entity and/or recapitalization. As of the date of this filing, we continue to evaluate different strategic opportunities.

Critical Accounting Policies

Our MD&A is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our derivative financial instruments, revenue recognition, trade receivables and the related allowance, inventories and the related allowance, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

The following table summarizes certain aspects of our results of operations for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$	%	2008	2007	$	%

Net sales	$3,019	$3,296	$(277)	(8)%	$8,560	$11,119	$(2,559)	(23)%

Cost of sales	1,986	1,975	11	1	5,811	6,609	(798)	(12)
As a percentage of sales	66%	60%			68%	59%

Selling, general and administrative expense	836	920	(84)	(9)	2,308	3,210	(902)	(28)
Research and development expense	166	526	(360)	(68)	539	2,052	(1,513)	(74)

Total non-operating income (expense), net	(582)	(451)	NM	NM	(173)	(468)	NM	NM
Dividend and deemed dividend on 5% convertible preferred stock and accretion of preferred stock redemption value	(13)	(237)	NM	NM	(358)	(721)	NM	NM

NM = Not Meaningful

Net Sales

The decrease in net sales during both the three and nine months ended September 30, 2008 as compared to the same periods in 2007 is attributable to the overall slowdown of the general economic and market conditions in the U.S. economy and the related slowdown of information technology (“IT”) spending. Additionally, the decrease in net sales during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was a result of the decreased demand within the banking and financial sectors of our market. These sectors have been more focused on regulatory actions and financial hardships than on investing in transaction system infrastructure, of which we are a key supplier. Sales to these particular sectors decreased $828,000 during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. We had no sales to customers in the banking and financial sectors during either the three months ended September 30, 2008 or 2007.

Our international sales have continued to grow as a result of (i) the European markets for our products continue to show strong growth, and (ii) we nearly doubled our distribution network within this market during 2008. During the three and nine months ended September 30, 2008, our European sales were $171,000 and $614,000, or 6% and 7%, respectively, of our total net sales. During the three and nine months ended September 30, 2007, our European sales were $186,000 and $470,000, or 6% and 4%, respectively, of our sales. We expect our European sales to continue to increase as we continue to improve our ability to deliver all channel products from our Netherlands-based warehouse and improve our time-to-market.

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect this trend and resulting fluctuations to continue. Although the number of scanners shipped during any quarter has fluctuated significantly, our average selling price has remained fairly stable and we expect this stability to continue for the foreseeable future.

Although we continually concentrate on expanding our significant customer base, our revenue remains dependent on a small number of significant customers. During the three months ended September 30, 2008, 67% of sales were generated from three customers as compared to 68% of sales generated from three customers during the same period in 2007. During the nine months ended September 30, 2008, 62% of our sales were generated from three customers as compared to 57% of sales generated from three customers during the same period in 2007. The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

Cost of Sales, Including Gross Profit

Cost of sales includes all direct costs related to the purchase of scanners, imaging modules and services related to the delivery of those items manufactured in China, and to a lesser extent, engineering services and software royalties. Cost of sales as a percentage of net sales increased during both the three and nine months ended September 30, 2008 as compared to the same periods in 2007 as a direct result of the devaluation of the U.S. dollar against the Chinese Yuan. This increase was somewhat offset by the following factors during the second and third quarters of 2008:

•	The negotiated price reduction of our finished product;

•	Our phase out of certain third-party software as we move toward less costly third-party software; and

•	Our continuing efforts toward reducing the cost of our products.

We expect our cost of sales as a percentage of net sales to fluctuate somewhat during the remainder of 2008 as (i) we experience changes in our product mix, (ii) the value of the U.S. dollar remains volatile and (iii) we implement further product cost reduction strategies.

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

The decrease in selling, general and administrative expense during both the three and nine months ended September 30, 2008 as compared to the same periods in 2007 was primarily attributable to the termination of our HD display-related activities, which added approximately $83,000 and $290,000 of product promotion and marketing expense during the three and nine months ended September 30, 2007, respectively. Subsequent to January 1, 2008, we have not incurred any HD display-related expenses.

Additionally, the decrease during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was attributable to lower stock-based compensation costs (a non-cash charge) as a result of granting stock options to key employees and accounting for such options under Statement of Financial Accounting Standards (“SFAS”) No.123R, “Share-Based Payments” (“SFAS 123R”). See “Note 7: Employee Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q. Stock-based compensation cost was $312,000 and $816,000 for the nine months ended September 30, 2008 and 2007, respectively.

During the three months ended September 30, 2008, we issued new stock options to directors and key employees. This caused an increase in our stock-based compensation costs to $147,000 from $86,000 during the three months ended September 30, 2008 and 2007, respectively.

The decrease in our selling, general and administrative expenses discussed above was somewhat offset by our increased personnel costs to support our public company status, including the costs of implementing and complying with the Sarbanes-Oxley Act of 2002.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production. The decrease during the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 was a result of terminating our HD display-related product development during November 2007. During the three and nine months ended September 30, 2007, salaries, expensed equipment and contractors related to our HD display product was approximately $300,000 and $1,274,000, respectively. Subsequent to January 1, 2008, we have not incurred any HD display-related expenses.

To a lesser extent, research and development expenses decreased as a result of reduced stock-based compensation cost (a non-cash charge) attributable to granting stock options to key employees and accounting for such option grants under SFAS 123R. See “Note 7: Employee Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q. Stock-based compensation cost was $30,000 and $79,000 for the three and nine months ended September 30, 2008, respectively. Stock-based compensation cost was $106,000 and $456,000 for the three and nine months ended September 30, 2007, respectively.

Total Non-Operating Income (Expense)

The most significant component of our non-operating income (expense) was a $550,000 gain on sale of assets during the nine months ended September 30, 2008. In December 2007, DCT entered into an asset purchase agreement with Sky Glory Enterprise Investment Co., Ltd (“Sky Glory”), whereby Sky Glory agreed to purchase certain HD display-related assets, subject to certain terms and conditions. There were no costs associated with the sale of HD related assets. As such, the entire cash proceeds of $550,000 were recorded as a gain on sale of assets during the nine months ended September 30, 2008. See “Note 3: Sale of HD Display-Related Assets”in Part I, Item 1 of this Form 10-Q.

Another significant component of our non-operating income (expense) was the change in the fair value of our liability for derivative contracts, as calculated by the Black-Scholes valuation model, associated with our Series A Stock and related warrants and Series B Stock and related warrants. During the three and nine months ended September 30, 2008, the fair value of our liability for derivative contracts increased $425,000 and $314,000 respectively. During the three and nine months ended September 30, 2007, the fair value of our liability for derivative contracts increased $464,000 and increased $501,000, respectively. Pursuant SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and the Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the increase in the fair value of our liability for derivative contracts is included as non-operating expense in our consolidated statements of operations.

Non-operating income (expense) was also impacted by our increased debt, which resulted in an increase in interest expense to $159,000 and $427,000 during the three and nine months ended September 30, 2008, respectively, from $37,000 and $97,000 during the three and nine months ended September 30, 2007, respectively. Of the interest expense recorded during the three and nine months ended September 30, 2008, $144,000 and $311,000, respectively, was non-cash interest expense attributable to amortization of debt discount resulting from debt issuance costs. Non-cash interest expense during both the three and nine months ended September 30, 2007 was $2,000.

Dividend and Deemed Dividend on Series A Stock and Accretion of Preferred Stock Redemption Value

During the three and nine months ended September 30, 2008, the total accretion on our preferred stock was $13,000 and $113,000, respectively. During the three and nine months ended September 30, 2007, the total accretion on our preferred stock was $217,000 and $657,000, respectively. The decrease during both periods was attributable to the conversion of both our Series A Stock and Series B Stock and the maturity of our Series A Stock on March 15, 2008.

We had no dividends during the three months ended September 30, 2008, as a result of the maturity of our Series A Stock, as compared to $20,000 during the three months ended September 30, 2007. During the nine months ended September 30, 2008 and 2007, Series A Stock dividends accrued were approximately $14,000 and $64,000, respectively. We do not pay dividends on our Series B Stock.

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

Liquidity and Capital Resources

At September 30, 2008, our principal sources of liquidity included cash and cash equivalents of $761,000 and an available borrowing capacity of $1,141,000 on our bank line of credit. Except for the additional principal payments and early pay-off of our notes payable, we had no other significant cash outlays during the current reporting period.

A summary of our cash flow activities is show below (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$2,311	$384
Net cash used by investing activities	(7)	(67)
Net cash (used) provided by financing activities	(3,313)	487
Net increase (decrease) in cash and cash equivalents	$(1,009)	$804

Operating activities: During the nine months ended September 30, 2008, our operating activities provided $2,311,000 of cash. This amount was comprised of our $631,000 net loss available to common shareholders, $1,466,000 of net non-cash expenses, and $1,476,000 net cash provided by changes in operating assets and liabilities. Our net loss available to common shareholders for the nine months ended September 30, 2008 included a $550,000 gain on the sale of our HD display-related assets, which positively impacted our cash position. Additionally, during the second quarter of 2008, we sold, and our customer immediately paid for, “end of life” parts, which totaled $230,000. Although we don’t recognize revenue associated with the sale until the finished scanner is shipped to the customer, the entire transaction had a positive impact on our cash flow from operations.

During the nine months ended September 30, 2007, our operating activities provided $384,000 of cash. This amount was comprised of our $1,945,000 net loss available to common shareholders, $2,478,000 of net non-cash expenses and $149,000 net cash used by changes in operating assets and liabilities.

Non-cash items included in net loss available to common shareholders are depreciation expense, stock-based compensation cost of options, fair value of warrants issued for services rendered, change in fair value of derivative instruments, change in fair value of warrant liability, amortization of debt discount, and accretion of our Series A and Series B preferred stock redemption value. Changes in our operating assets and liabilities are indicative of the decrease in the sales of our product during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

We expect future cash provided (used) by operating activities to fluctuate as a result of fluctuations in our operating results, timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing activities: Our investing activities for both the nine months ended September 30, 2008 and 2007 were minimal and consisted of computer and general equipment purchases during the normal course of business.

Financing activities: During the nine months ended September 30, 2008, our financing activities consisted of (i) paying off our bank line of credit, (ii) normal recurring monthly principal payments according to the terms of our notes payable agreement, which totaled $900,000, and (3) additional principal payments and early pay off of our notes payable, which totaled $400,000 During the nine months ended September 30, 2007, our financing activities consisted of a $487,000 net draw against our bank line of credit to meet short-term obligations, including payments for product purchases.

Cash and Working Capital Requirements

As previously discussed, we terminated our HD display research and development efforts during November 2007. With the termination of the HD display portion of our business, our operating expenses during the three and nine months ended September 30, 2008 were more aligned with our net sales. Additionally, our anticipated future operating expenses will be more aligned with our projected net sales. If we successfully manage our projected net sales and realigned operating expenses, of which there can be no assurance, management believes that current cash and other sources of liquidity are sufficient to fund normal operations through the next 12 months.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One – Three	Three – Five
	Total	One Year	Years	Years

Bank line of credit (1)	$-	$-	$-	$-
Warrant repurchase liability(2)	350	350	-	-
Series B Stock principal(3)	150	-	150	-
Operating lease obligations	404	242	162	-
Consulting agreement	15	15	-	-
Total contractual cash obligations	$919	$607	$312	$-

(1) DCT has a $3,000,000 line of credit (“LOC”) at a commercial bank. Borrowings under the LOC are limited to 80% of eligible trade receivable and 40% of eligible inventories, as defined in the LOC agreement. The LOC bears an annual interest rate of prime (5.0% at September 30, 2008) plus 1.25% for advances drawn against trade receivables and prime plus 2.25% for advances drawn against inventories. Interest payments are due monthly and all unpaid interest and principal is due in full on September 13, 2009. Upon certain events of default, the default variable interest rate increases to prime plus 5%. DCT had an available borrowing capacity of $1,141,000 on its LOC at September 30, 2008.

As of September 30, 2008, DCT was in compliance with all LOC debt covenants.

(2) On September 27, 2007, we entered into a $1,500,000 term loan agreement ("Loan Agreement") with Montage Capital, LLC ("Lender"). The loan was fully paid off at September 30, 2008. In connection with the Loan Agreement, we issued warrants (“Loan Warrants”) to purchase up to 650,000 shares of our common stock at an initial exercise price of $0.60 per share. The Loan Warrants vested immediately and expire September 2012. From the initial funding of the Loan Agreement through March 31, 2008, the warrant holders had the right to require DCT to purchase the warrant for a maximum of $250,000. On March 31, 2008, the warrant repurchase price increased to a maximum of $350,000. The warrant repurchase feature expires September 2012.

(3)  On August 7, 2009 (the "Series B Stock Redemption Date"), all of our outstanding Series B Stock shall be redeemed for a per share redemption price equal to the stated value on the Series B Stock Redemption Date (the "Series B Stock Redemption Price"). The Series B Stock Redemption Price is payable by us in cash or in shares of common stock at our discretion and shall be paid within five trading days after the Series B Stock Redemption Date. In the event we elect to pay all or some of the Series B Stock Redemption Price in shares of common stock, the shares of common stock to be delivered to the purchasers shall be valued at 85% of the fifteen-day volume weighted average price of the common stock on the Series B Stock Redemption Date.

Off-Balance Sheet Arrangements

At September 30, 2008, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

We expect the recent devaluation of the U.S. dollar against the Chinese Yuan to continue to negatively impact our business for the foreseeable future. To the best of our knowledge, except for the devaluation of the U.S. dollar against the Chinese Yuan and commitments described in “Note 10: Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, there are no other known trends or demands, commitments, events or uncertainties that existed at September 30, 2008, which are likely to have a material effect on our future liquidity.

Item 3 – Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates as follows:

Interest Rate Exposure

DCT’s exposure to market risk for changes in interest rates is limited to our LOC, which varies with the prime lending rate. We only draw on our LOC when needed for short-term working capital needs and we maintain a low or zero balance when possible. As such, the interest expense on our variable rate debt is a minimal part of our operations. Although we cannot predict market fluctuations in interest rates and their impact on our variable rate debt, management believes the exposure is minimal. For example, a 10% increase in the prime lending rate during the three and nine months ended September 30, 2008 would have only increased our interest expense approximately $9,000 and $43,000, respectively. Both amounts are immaterial to our consolidated financial position, cash flows and results of operations.

Foreign Currency Exchange Rate Exposure

We operate in the United States, manufacture in China, and greater than 95% of our sales to date have been made in U.S. dollars. However, we purchase our finished scanner imaging products from a manufacturer located in China and the purchase price is denominated in the Chinese Yuan. As a result, currency fluctuations between the U.S. dollar and the Chinese Yuan have historically caused, and could continue to cause in the future, the purchase price of our finished scanner product to increase significantly. Such fluctuation has negatively impacted our historical results of operations, cash flows and financial position and could continue to negatively impact us in the future. For example, our cost of sales would have increased more than $221,000 and $645,000 during the three and nine months ended September 30, 2008, respectively, if the Chinese Yuan appreciated 10% against the U.S. dollar.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

At DCT’s Annual Stockholders’ Meeting held on October 3, 2008, the stockholders holding the requisite number of votes to approve each of the following actions: (1) elected each of the director nominees, (2) approved the increase in the number of shares of common stock authorized for issuance under DCT’s 2006 Stock Option Plan from 1,500,000 to 2,500,000, and (3) ratified the appointment of our independent registered public accounting firm.

		Number of Shares
		Voted For	Withheld
(1)	To elect a board of directors to hold office until the next annual stockholders’ meeting or until their respective successors have been elected or appointed:
	Edward Straw	11,757,523	100,000
	David Clark	11,757,523	100,000
	William Hawkins	11,757,523	100,000
	Frank Musso	11,757,523	100,000
	Darwin Hu	11,857,523	-

		Number of Shares
		For	Against	Abstain

(2)	To approve the increase in the number of shares of common stock authorized for issuance under DCT’s 2006 Stock Option Plan from 1,500,000 to 2,500,000.	8,236,200	224,005	-
(3)	To ratify the appointment of independent registered public accounting firm, Clancy and Co., P.L.L.C.	11,817,523	40,000	-

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
32.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Document Capture Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Capture Technologies, Inc.

Date: November 14, 2008

/s/ David P. Clark
David P. Clark, Chief Executive Officer

Date: November 14, 2008

/s/ M. Carolyn Ellis
M. Carolyn Ellis, Chief Financial Officer