Form 10-K
period 2008-12-31
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2009-04-15
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     ☐      No    ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (8,870,256 shares) was approximately $3,902,913, based on the average closing bid and ask price of $0.44 for such common equity as of June 30, 2008.

As of March 31, 2009, there were outstanding 18,443,770 shares of the issuer’s Common Stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD LOOKING STATEMENTS

Some of the statements under “Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and “Description of Business” in this Annual Report on Form 10-K are forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1.	BUSINESS

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

In the past ten years we have grown to be one of the largest manufacturers of page-fed scanning devices worldwide and we sell to several major brand companies including VISIONEER, PENTAX, BROTHER, DYMO-CARDSCAN, AMBIR TECHNOLOGY, DIGIMARC, BANKSERV and OMRON. Our vertically integrated design and manufacturing business model allows our customers to introduce new products to the market quickly and efficiently.

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

Currently, all of our revenue is generated from sales of our document/image-capture products.  Net revenue for the previous three years is (in thousands):

Year Ended	Net Revenue
December 31, 2008	$11,643
December 31, 2007	15,023
December 31, 2006	12,469

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

TravelScan

Our TravelScan products are entry-level document management products.  These lightweight and convenient scanners are powered using a fixed USB cable. Our TravelScan products can be conveniently carried alongside laptops and require minimal additional work space.  These products enable users to fax, email and organize all business documents with the "touch of a button." Specific features include:

•	Full-Speed USB powered;
•	300 dots per inch (“DPI”) optical resolution;
•	Minimal power consumption;
•	Extremely lightweight; and
•	RoHS-Compliant with Restriction of Hazardous Substance.

Sales, Marketing and Distribution

Our sales and marketing efforts are designed to serve our direct customer base, rather than the end user of our products.  We market and sell our products both domestically and internationally through a global network of more than 45 independent distributors and channel partners in North America, Europe and Asia.  We select these independent entities based on their ability to provide effective field sales, marketing communications and technical support to our targeted markets. In addition, our products are sold through several retail and Internet-based channels.

Competition

We had several direct competitors to our document/image-capture products, in major worldwide markets (North America, Europe and Asia) during the year ended December 31, 2008.  These competitors, in general, are under contract to pay us a royalty fee for the use of our intellectual property.  To maintain our competitive advantage we maintain a high level of investment in research and development and focus on factory efficiency allowing us to provide superior time-to-market product cycles with the goal of manufacturing and delivering products to customers virtually defect free.

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

Manufacturing and Raw Material Supply

Manufacturing.  We purchase the majority of our finished scanner imaging products from Shenzhen Syscan Technology (“SST”), a wholly-owned subsidiary of Syscan Technology Holdings Limited (“STH”), the parent company of our former majority stockholder.  See Part III, “Item 13:  Certain Relationships and Related Transactions, and Director Independence.”

We purposely limit the manufacturing of our product to SST as this gives us better control over both the quality of our product and the price we pay for the product.  We have established a pricing agreement with SST, which is negotiated periodically.  From the early stages of product design and development, DCT engineers worked closely with SST’s production team to ensure optimal and cost effective manufacturing. The strategy of using only one subcontract manufacturer could be disadvantageous if SST becomes unable or unwilling to provide products to us in a timely manner.  If this happens, we estimate it would take us approximately six to 12 months to establish a new subcontract manufacturer.  To mitigate this exposure, we provide most of the critical components and tooling required to manufacture our proprietary products.

Raw Materials.  SST purchases the raw materials, parts and components with the exception of the critical components as discussed above, which we provide.  A limited number of components included in our products are obtained from a single supplier or a small group of suppliers.  We have some controller chips that are sole-sourced, as they are specialized devices that can effectively control the cost of our product.  We do not have any long-term or exclusive purchase commitments with any of our suppliers.

Where possible, we work with secondary suppliers to qualify additional sources of supply.  To reduce the risk associated with using a sole supplier, we attempt to maintain strategic inventories of these sole-sourced components.  To date, we have been able to obtain adequate supplies of the components used in the production of our document/image-capture products in a timely manner from existing sources.  If in the future we are unable to obtain sufficient quantities of required materials, components or subassemblies, or if such items do not meet our quality standards, delays or reductions in product shipments could occur, which could harm our business, financial condition and results of operations.

Customers

A small number of customers have historically accounted for a substantial portion of our net sales. Total sales to significant customers (customers who represent more than 10% of our net sales) were 82% and 72% during the years ended December 31, 2008 and 2007, respectively.  See Note 1 included in Part II, “Item 8: Financial Statements.”  We expect that our largest customers will continue to account for a substantial portion of our net sales for the foreseeable future.  Our largest customer rankings and their respective contributions to our net sales have varied and will likely continue to vary from period to period.  We typically sell products pursuant to purchase orders that customers can generally defer without incurring a significant penalty.  Currently, we do not have agreements with any of our key customers that contain long-term commitments to purchase specified volumes of our products.  We believe that maintaining and continuing to strengthen customer relationships will play an important role in maintaining our leading position in the document/image-capture market.

Intellectual Property

While the success of our business depends more on such factors as our employees’ technical expertise and innovative skills, the success of our business also relies on our ability to protect our proprietary technology. Accordingly, we seek to protect our intellectual property rights in a variety of ways.  Obtaining patents on our innovative technologies is one such way.  We have multiple patents covering our document/image-capture technologies.  These patents do not begin to expire until 2017.

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

Compliance with Environmental, Health and Safety Regulations

In July 2006, the European Union (“EU”) began requiring all electronics products sold within the EU to be RoHS compliant pursuant to the European Directive 2002/95/EC as amended by European Directive 2003/108/EC(e).   Beginning in January 2006, all DCT products offered were RoHS compliant.    Additionally, we are currently completing REACH (Registration, Evaluation, Authorization and Restriction of Chemical substances) certification.

Research and Development

We have historically devoted a significant portion of our financial resources to research and development programs for both our current products and our future products, and we expect to continue to allocate significant resources to these efforts.  Until November 2007, the majority of our research and development efforts were focused on our high definition (“HD”) display technologies.  During November 2007, we terminated our HD display research and development efforts.  No HD-related research and development expenses were incurred during the year ended December 31, 2008.  By terminating our HD display research and development efforts, we can focus our future research and development efforts and activities and financial resources on our core revenue generating document/image-capture products.

Our research and development expenses were $712,000 and $2,439,000 for the years ended December 31, 2008 and 2007, respectively.  To date, all research and development costs have been expensed as incurred.

Our future success will depend, in part, on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. We intend to continue to develop our technology and innovative products to meet customer demands.

Backlog

We do not believe that backlog as of any particular date is meaningful as our sales are made primarily pursuant to standard purchase orders for delivery of products.  Additionally, all of our customer orders are cancelable.

Seasonal Trends

Our sales generally have followed a seasonal trend. Historically, our sales have been higher in the second half of the year than in the first half of the year.  This seasonal trend has occurred during the past several years, but there can be no assurance that it will continue in the future.

Employees

As of December 31, 2008, we employed 15 people on a full-time basis, 12 employees were located in the United States, two were located in China and one was located in Europe.  Of the total, four were in product research and development and 11 were in sales and administration. None of our employees are represented by unions or collective bargaining agreements. We have experienced no work stoppages and believe that our employee relations are good.

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

We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please contact our Corporate Secretary at 1798 Technology Drive Suite 178, San Jose, California 95110 or call 1-408-436-9888 ext. 207.

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

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

A significant percentage of our revenue is derived from sales to a few large customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, or delay or default on payments, our revenues would be reduced and our financial condition and cash flows would suffer.

Total sales to significant customers (customers who represent more than 10% of our net sales) were 82% and 72% during the years ended December 31, 2008 and 2007, respectively.  See Note 1 included in Part II, “Item 8: Financial Statements.”  We expect that our largest customers will continue to account for a substantial portion of our net sales for the foreseeable future.  None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period.  We cannot provide assurance that any of our customers will continue to purchase our products at past or current levels.

The Company has experienced a history of recurring operating losses and may continue to incur losses for the foreseeable future.

Our net loss attributable to common stockholders totaled $422,000 and $1,913,000 for the years December 31, 2008 and 2007, respectively.  Our accumulated deficit as of December 31, 2008 was $32,831,000.  We cannot provide assurance that we can achieve profitability in the future.

We subcontract the manufacturing of our image-capture products to one company and this reliance on one company exposes us to risk which could damage our reputation and adversely affect our business.

If our manufacturer (see Part III, “Item 13: Certain Relationships and Related Transactions, and Director Independence”) becomes unable or unwilling to provide products to us in a timely manner, we may not be able to deliver our products to customers on time, which could increase our costs, damage our reputation or result in the loss of our customers. Although we have the right to utilize other manufacturers at any time, identifying and qualifying a new manufacturer to replace our current manufacturer could take 6 to 12 months.

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

We do not have any long-term or exclusive purchase commitments with any of our suppliers. Failure to maintain existing relationships with our current suppliers or failure to establish new supplier relationships in the future, could negatively affect our ability to obtain necessary components and raw materials in a timely manner. If we are unable to obtain ample supply of materials from our existing suppliers or alternative supply sources, we may be unable to satisfy our customers' orders, which could reduce our revenues and adversely affect relationships with our customers.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2008.  In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We cannot be certain that we will be able to successfully complete the certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditors report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative affect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

Additionally, our competitors may independently develop technologies that are substantially the same or superior to ours without infringing our rights. In these cases, we would be unable to prevent our competitors from selling or licensing these similar or superior technologies.  Further, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

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

Shareholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

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

Quotes for securities quoted on the OTCBB are not listed in the financial sections of newspapers as are those for the national securities exchanges.  Moreover, in recent years, the overall market for securities has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies.  The trading price of our common stock is expected to be subject to significant fluctuations including, but not limited to, the following:

•	Quarterly variations in operating results and achievement of key business metrics;
•	Changes in earnings estimates by securities analysts, if any;
•	Any differences between reported results and securities analysts’ published or unpublished expectations;
•	Announcements of new products by us or our competitors;
•	Market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;
•	Demand for our products;
•	Shares sold pursuant to Rule 144 or upon exercise of warrants and options or conversion of Series B Convertible Preferred Stock; and
•	General economic or stock market conditions unrelated to our operating performance.

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

The Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  As a result, our shares of common stock are subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and “accredited investors.”

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

We are authorized to issue 50,000,000 shares of our common stock.  As of March 1, 2009, there were 18,443,770 shares of common stock issued and outstanding.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants or the conversion of our Series B Convertible Preferred Stock (“Series B Stock”).  As of March 1, 2009, we had the following common shares reserved for future issuance:

Conversion of Series B Stock	150,000
Stock options outstanding	9,295,498
Warrants outstanding	3,284,000
Total	12,729,498

The numbers above do not include 1,295,667 shares that are reserved pursuant to our 2006 Stock Option Plan for future grant.  To the extent that options or warrants are exercised, or the preferred stockholders elect to convert their preferred shares to common shares, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

While we have no present plans to issue any additional shares of preferred stock in the future, our board of directors has the authority (as previously discussed), without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock.  The above table does not include any future issuance of preferred stock.  The issuance of any of such series of preferred stock will cause further dilution to holders of our common stock.

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

ITEM 2.	PROPERTIES

The following table lists details of our properties at December 31, 2008:

Location	Lease expiration	Total Square Footage	Primary Usage
San Jose, CA	June 2010	5,500	Corporate headquarters and product development
Santa Clara, CA	June 2010	6,000	Inventory management and distribution
Arnhem, Netherlands	Month to month	250	Field service and sales office
Schiphol, Netherlands	Month to month	1,400	Inventory management and distribution

We believe our properties are adequate for our current needs and will be sufficient to serve the needs of our operations for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which is currently required to be disclosed under this Item 3.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 3, 2008, the Company held its annual meeting of stockholders.  At the annual meeting the Company’s stockholders were asked to vote on each of the following proposals:

1.
To elect each of Edward Straw, David Clark, William Hawkins, Darwin Hu and Frank Musso to serve as directors of the Company until the next annual meeting of stockholders or until their successors have been duly elected or appointed and qualified.

2.	To vote to approve an increase in the number of shares of common stock authorized for issuance under the Company’s 2006 Stock Option Plan from 1,500,000 to 2,500,000.

3.	To vote to ratify the appointment by the Company’s Board of Directors of Clancy and Co., P.L.L.C., to serve as the Company’s independent auditors for the year ended December 31, 2008.

Each of the proposals set forth above were approved by the stockholders at the annual meeting and received the requisite number of votes to approve the proposed actions.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the OTC Bulletin Board (“OTCBB”).  Effective January 11, 2008, in connection with the name change to “Document Capture Technologies, Inc.” from “Sysview Technology, Inc.,” our stock symbol changed to “DCMT” from “SYVT.” The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated:

	High	Low
Fiscal 2008:
1st Quarter	$0.90	$0.55
2nd Quarter	0.84	0.35
3rd Quarter	0.75	0.30
4th Quarter	0.67	0.25

Fiscal 2007:
1st Quarter	$0.98	$0.55
2nd Quarter	0.89	0.60
3rd Quarter	0.99	0.50
4th Quarter	1.00	0.50

Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Record Holders

As of March 1, 2009, there were 18,443,770 shares of common stock issued and outstanding, held by approximately 370 holders of record as indicated on the records of DCT’s transfer agent.

Dividends

Common Stock.  The Company has not declared or paid dividends on its common stock to date and intends to retain any earnings for use in the business for the foreseeable future.

Preferred Stock.  Through the maturity date of March 15, 2008, holders of our Series A 5% cumulative convertible preferred stock (“Series A Stock”) were entitled to receive dividends at a rate of 5% per year.  Dividends were payable in cash, by accretion of the Series A Stock stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Series A Stock or to pay for dividends in cash or in shares of common stock, was at the Company’s discretion.  The Company chose to pay all Series A Stock dividends by accreting the stated value of the Series A Stock, which converted to shares of our common stock at maturity.

Equity Compensation Plan Information

The following table sets forth certain information concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,404,333	$0.47	1,295,667
Equity compensation plans not approved by security holders	4,891,165	0.18	–
Total	9,295,498	$0.32	1,295,667

2002 Amended and Restated Stock Option Plan

At our stockholders’ annual meeting on June 23, 2006, our stockholders approved the adoption of the 2002 Amended and Restated Stock Option Plan (“2002 Plan”).  Currently, the plan is administered by our Board of Directors.  The 2002 Plan generally provides for the grant of either qualified or nonqualified stock options to officers, employees, directors and consultants at not less than 85% of the fair market value of our common stock as of the grant date.

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

In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2002 Plan provides that each outstanding option will fully vest and become exercisable.  The maximum number of options that can be granted under the 2002 Plan is 3,200,000.   As of December 31, 2008, there were no options available for future grant under the 2002 Plan.

2006 Stock Option Plan

At our stockholders’ annual meeting on June 23, 2006, our stockholders approved the adoption of the 2006 Stock Option Plan (“2006 Plan”).  Currently the plan is administered by our Board of Directors.  The 2006 Plan generally provides for the grant of either qualified or nonqualified stock options to officers, employees, directors and consultants at not less than 85% of the fair market value of our common stock as of the grant date.

The 2006 Plan provides that vested options may generally be exercised for three months after termination of employment and for 12 months after termination of employment as a result of death or disability.  If the Company liquidates, optionees will be notified at least 30 days prior to the proposed dissolution or liquidation to give optionees time to exercise any vested options.  To the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action.  However, the plan administrator may, under its sole discretion, permit exercise of any options prior to their termination, even if such options were not otherwise exercisable. In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2006 Plan provides that each outstanding option will fully vest and become exercisable.  At the Company’s annual meeting on October 3, 2008, the Company’s shareholders agreed to increase the maximum number of options that can be granted under the 2006 Plan from 1,500,000 to 2,500,000.   As of December 31, 2008, options to purchase 1,295,667 common shares were available for future grant under the 2006 Plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2008, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) except as disclosed in previous SEC filings.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of the year ended December 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with other sections of this Form 10-K including Part 1, “Item 1: Business” and Part II, “Item 8: Financial Statements.”  Various sections of management’s discussion and analysis (“MD&A”) contain statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially due to factors discussed in this report, as well as factors not within our control. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

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

•
Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2008 (“Fiscal 2008”) compared to the year ended December 31, 2007 (“Fiscal 2007”).  A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•	Liquidity and Capital Resources. This section provides an analysis of our financial condition as of December 31, 2008 and our cash flows for Fiscal 2008 compared to Fiscal 2007.

Overview

We are in the business of designing, developing and delivering imaging technology solutions. Our technology is protected under multiple patents.  We focus our research and development toward new deliverable and marketable technologies. We sell our products to customers throughout the world, including the United States, Canada, Europe, South America, Australia and Asia.

Our strategy includes a plan to expand our document/image-capture product line and technology while leveraging our assets in other areas of the imaging industry. We are actively shipping six groups of image-capture products.  We have expanded our document/image-capture product offerings, and will continue to expand our product offerings in the future in response to the increased market demand for faster, easier-to-use products and increased security to meet the growing need for information protection, including identity and financial transaction protection.

For several years, until December 31, 2007, DCT also engaged in the research and development of certain technologies related to the field of high definition (“HD”) display.  During that time, DCT expanded its HD display initiative through acquisition, exclusive licensing and the addition of key personnel and expended significant resources to develop its HD display technology.  However, in November 2007 management made the decision to focus on its core competencies in an effort to cut costs and maximize profits. To that end, the process commenced with the sale of our HD business.   All HD-related expenses, employees and contractors were terminated by December 31, 2007.   No HD-related expenses were incurred in Fiscal 2008.  DCT sold its HD-related assets during the first quarter of Fiscal 2008.  The funds received were deployed into general operations and debt repayment. DCT’s re-alignment was advanced significantly during Fiscal 2008 through several corporate initiatives resulting in DCT achieving a debt-free status and increased cash flow from operations.  The corporate re-focus continued throughout 2008 as management further reduced costs and improved efficiencies.

Looking forward, DCT has significant market opportunities in 2009 and we believe that with the corporate initiatives taken in Fiscal 2008, we are well positioned to capitalize on such opportunities.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often resulting from the need to make estimates on matters that are inherently uncertain.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition

Revenues consist of sales of merchandise, including optical document/image-capturing devices, modules of optical document/image-capturing devices, optical image chips and other optoelectronic products. Revenue is recognized when the product is shipped or delivered and the risks, rewards and title of ownership have transferred to the customer. We recognize some shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are included with selling and marketing expense.  Historically, sales returns have not been significant.  As such, we do not record a reduction to revenue for estimated product returns in the same period that the related revenue is recorded.

Inventory and Warranty Reserves

We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required.  As of December 31, 2008 and 2007, we had a $20,000 inventory reserve for slow-moving inventory.

Currently, we purchase the majority of our finished scanner imaging products from Shenzhen Syscan Technology (“SST”), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"), the parent company of DCT’s former majority stockholder.  SST warrants the products it manufactures for us against defects in material and workmanship for a period of 18 months after the completion of manufacture. After such 18 month period, SST provides product repair services for us at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products.  As a result of the product warranty provided by SST, DCT does not record a product warranty reserve.

Related-Party Transactions

We have significant related-party transactions and agreements, which we believe have been accounted for at fair value. We utilized our best estimate of the value of these transactions and agreements. Had alternative assumptions been used, the values obtained may have been different.

Related-Party Purchases

As discussed above, we purchase the majority of our finished scanner imaging products from SST.  Purchases from SST totaled $6,816,000 and $8,369,000 for the years ended December 31, 2008 and 2007, respectively.  All purchases from SST were carried out in the normal course of business. As a result of these purchases, DCT was liable to SST for $393,000 and $578,000 at December 31, 2008 and 2007, respectively.

Related-Party Net Sales

During the year ended December 31, 2008, DCT recorded net sales totaling $57,000 for finished scanners sold to SST.  The related cost of goods sold was $41,000.  This transaction contained similar terms and conditions as for other transactions of this nature entered into by DCT.

Impairment of Long-Lived Assets

We evaluate our intangible and long-lived assets for impairment annually or more frequently if we believe indicators of impairment exist. Significant management judgment is required during the evaluation, which includes forecasts of future operating results. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.  We had no such asset impairments during Fiscal 2008 or Fiscal 2007.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual income taxes may be materially different from our estimates.  As a result of our analysis, we concluded that a full valuation allowance against our net deferred tax assets is appropriate at December 31, 2008.

Contingencies

From time to time, we are involved in disputes, litigation and other legal proceedings.  We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.  Currently, we have no outstanding legal proceedings or claims that require a loss contingency.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

We account for our Series A 5% Cumulative Convertible Preferred Stock (“Series A Stock”) and our Series B Convertible Preferred Stock (“Series B Stock”) pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and the Emerging Issues Task Force (“EITF”) Abstract 00-19, Accounting for Derivative Financial Instruments (“EITF 00-19”).  Accordingly, the embedded conversion feature of our Series A Stock and Series B Stock have been determined to be derivative instruments.

The fair value of these derivative instruments, as determined by applying the Black-Scholes valuation model, is adjusted at each reporting period.  The Black-Scholes valuation model requires the input of highly subjective assumptions, including the expected stock price volatility.   Additionally, although the Black-Scholes model meets the requirements of SFAS 133, the fair values generated by the model may not be indicative of the actual fair values of our Series A Stock and Series B Stock as our derivative instruments have characteristics significantly different from traded options.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted SFAS 123R, Share-Based Payments (“SFAS 123R”).  SFAS 123R requires all share-based payments, including grants of employee stock options and warrants, be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes model meets the requirements of SFAS 123R; however, the fair values generated by the model may not be indicative of the actual fair values of our awards as the model does not consider certain factors important to our awards, such as continued employment, periodic vesting requirements and limited transferability.

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

Fair Value of Financial Instruments

DCT accounts for its warrant liability under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date.

SFAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1. Quoted prices in active markets for identical assets or liabilities.  DCT had no Level 1 assets or liabilities at December 31, 2008.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.  DCT had no Level 2 assets or liabilities at December 31, 2008.

Level 3.  Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.  DCT had no Level 3 assets.  DCT’s warrant liabilities are defined as Level 3 liabilities.  The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.   The adjustment to the fair value of our warrant liability was not significant in Fiscal 2008.

Results of Operations

The following table summarizes certain aspects of our results of operations for Fiscal 2008 compared to Fiscal 2007 (in thousands):

	Fiscal 2008	Fiscal 2007	. $ Change	% Change .

Net sales	$11,643	$15,023	$(3,380)	(22)%

Cost of sales	7,696	9,120	(1,424)	(16)
As a percentage of sales	66%	61%

Selling, general and administrative expenses	3,465	4,024	(559)	(14)
Research and development expense	712	2,439	(1,727)	(71)

Total other income (expense)	255	(496)	NM	NM
Provision for income taxes	77	4	NM	NM
Dividend and deemed dividend on 5% convertible preferred stock and accretion of preferred stock redemption value	(370)	(853)	NM	NM

Net loss available to common Stockholders	(422)	(1,913)	(1,491)	(78)

NM = Not Meaningful

Net Sales

The decrease in net sales during Fiscal 2008 as compared to Fiscal 2007 is attributable to the overall slowdown of the general economic and market conditions in the U.S. economy and the related slowdown of information technology (“IT”) spending.  To a lesser extent, the decrease in net sales was a result of the decreased demand within the banking and financial sectors of our market.  These sectors have been more focused on regulatory actions and financial hardships than on investing in transaction system infrastructure, of which we are a key supplier.   Sales to these particular sectors decreased $828,000 during Fiscal 2008 as compared to Fiscal 2007.

Our international sales have continued to grow as a result of (i) the European markets for our products continue to show strong growth, and (ii) we nearly doubled our distribution network within this market during Fiscal 2008.  Our European sales were $758,000, or 7% of net sales, and $611,000, or 4% of net sales, during Fiscal 2008 and Fiscal 2007, respectively.  We expect our European sales to continue to increase as we continue to improve our ability to deliver all channel products from our Netherlands-based warehouse and improve our time-to-market.

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect this trend and resulting fluctuations to continue.  Although the number of scanners shipped during any quarter has fluctuated significantly, our average selling price has remained fairly stable and we expect this stability to continue for the foreseeable future.

Although we continually concentrate on expanding our significant customer base, our revenue remains dependent on a small number of significant customers.  Total sales to significant customers (customers who represent more than 10% of our net sales) were 82% and 72% during the years ended December 31, 2008 and 2007, respectively.  See Note 1 included in Part II, “Item 8: Financial Statements.”  The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

Cost of Sales, Including Gross Profit

Cost of sales includes all direct costs related to the purchase of scanners, imaging modules and services related to the delivery of those items manufactured in China, and to a lesser extent, engineering services and software license royalties.  Cost of sales as a percentage of net sales increased during Fiscal 2008 as compared to Fiscal 2007 as a direct result of the devaluation of the U.S. dollar against the Chinese Yuan.  This increase was somewhat offset by the following factors:

•	The negotiated price reduction of our finished product;

•	The phase out of certain third-party software as we move toward less costly third-party software; and

•	Our continued efforts toward reducing the cost of our products.

We expect our cost of sales as a percentage of net sales to fluctuate somewhat in the future as (i) we experience changes in our product mix, (ii) the value of the U.S. dollar remains volatile and (iii) we implement further product cost reduction strategies.

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

The decrease in selling, general and administrative expense during Fiscal 2008 as compared to 2007 was primarily attributable to the termination of our HD display-related activities, which added approximately $298,000 of product promotion and marketing expense during Fiscal 2007.  No HD-related expenses were incurred in Fiscal 2008.

Additionally, the decrease during Fiscal 2008 as compared to Fiscal 2007 was attributable to lower stock-based compensation costs (a non-cash charge) as a result of granting stock options to key employees and accounting for such options under SFAS 123R.  See “Note 4:  Employee Equity Incentive Plans” in Part II, Item 8 of this Form 10-K.  Stock-based compensation cost was $486,000 and $915,000 during Fiscal 2008 and Fiscal 2007, respectively.

The decrease in our selling, general and administrative expenses discussed above was somewhat offset by our increased personnel costs to support our public company status, including the costs of implementing and complying with the Sarbanes-Oxley Act of 2002.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production.  The decrease in research and development expenses during Fiscal 2008 as compared to Fiscal 2007 was a result of terminating our HD display-related product development during November 2007.  During Fiscal 2008, salaries, expensed equipment and contractors related to our HD display product was approximately $1,488,000.  No HD-related research and development expenses were incurred in Fiscal 2008.

To a lesser extent, research and development expenses decreased as a result of reduced stock-based compensation cost (a non-cash charge) attributable to granting stock options to key employees and accounting for such option grants under SFAS 123R.  See “Note 4:  Employee Equity Incentive Plans” in Part II, Item 8 of this Form 10-K.  Stock-based compensation cost was $116,000 and $511,000 during Fiscal 2008 and Fiscal 2007, respectively.

Total Other Income (Expense)

The most significant component of our non-operating income (expense) was a $550,000 gain on sale of assets during Fiscal 2008.  In December 2007, DCT entered into an asset purchase agreement with Sky Glory Enterprise Investment Co., Ltd (“Sky Glory”), whereby Sky Glory agreed to purchase certain HD display-related assets, subject to certain terms and conditions.  There were no costs associated with the sale of HD related assets.  As such, the entire cash proceeds of $550,000 were recorded as a gain on sale of assets.   See “Note 6:  Sale of HD Display-Related Assets” in Part II, Item 8 of this Form 10-K.

Another significant component of our non-operating income (expense) was interest expense, which increased during Fiscal 2008 as a result of our increased debt.  Interest expense increased to $432,000 during Fiscal 2008 as compared to $303,000 during Fiscal 2007.  Of the interest expense recorded during Fiscal 2008 and Fiscal 2007 $311,000 and $88,000, respectively, was non-cash interest expense attributable to amortization of debt discount resulting from debt issuance costs.

Provision for Income Taxes

DCT generated taxable income during the year ended December 31, 2008.  And although DCT has state and federal net operating loss carryforwards (“NOLs”), to offset any current year taxable income, the current federal tax expense of $10,000 represent alternative minimum tax as NOLs can only offset 90% of current year taxable income.  Additionally, the State of California legislated a two-year suspension of NOLs for tax years 2008 and 2009.  As such, DCT’s taxable income generated during the year ended December 31, 2008 was fully taxable at the current California statutory tax rate and resulted in state taxes of $67,000.

Provision for income taxes for the year ended December 31, 2007 represents the minimum franchise tax due, $800 per annum, in the State of California for each of DCT’s separate taxable entities.

Dividend and Deemed Dividend on Series A Stock and Accretion of Preferred Stock Redemption Value

The total accretion on our Series A Stock and Series B Stock was $126,000 and $773,000 during Fiscal 2008 and Fiscal 2007, respectively.  The decrease was attributable to the maturity of our Series A Stock on March 15, 2008.

Total dividends on our Series A Stock were $13,000 and $80,000 during Fiscal 2008 and Fiscal 2007, respectively.   The decrease was attributable to the maturity of our Series A Stock on March 15, 2008.  We do not pay dividends on our Series B Stock.

DCT recorded a deemed dividend on its Series A Stock during the first quarter of 2008 totaling $231,000.  This non-cash dividend was recorded to reflect the implied economic value to the preferred stockholder of converting Series A shares into common stock at a 15% discount of the common stock price at the time of conversion.  The fair value was calculated using the difference between the agreed-upon conversion price of the Series A Preferred Stock into shares of common stock and the fair market value of DCT's common stock on the conversion date. See “Note 8:  Equity” in Part II, Item 8 of this Form 10-K.

Liquidity and Capital Resources

At December 31, 2008, our principal sources of liquidity included cash and cash equivalents of $405,000 and an available borrowing capacity of $1,200,000 on our bank line of credit.

The following table summarizes DCT’s cash and cash equivalents, working capital and cash flows as of and for the years ended December 31, 2008 and 2007 (in thousands):

	As of or for the year ended December 31,
	2008	2007
Cash and cash equivalents	$405	$1,770
Working capital	1,820	2,864
Cash provided by operating activities	1,429	36
Cash provided by investing activities	519	93
Cash provided (used) by financing activities	(3,313)	308

Operating Activities

Cash provided by operations during Fiscal 2008 was primarily a result of our $52,000 net loss, $586,000 of net non-cash expenses, and $895,000 net cash provided by changes in operating assets and liabilities.  Cash used by operations during Fiscal 2007 was primarily a result of our $1,060,000 net loss, $1,838,000 of net non-cash expenses and $742,000 net cash used by changes in operating assets and liabilities.

Non-cash items included in net loss are depreciation expense, stock-based compensation cost of options, fair value of warrants issued for services rendered, change in fair value of derivative instruments, change in fair value of warrant liability and amortization of debt discount.  Changes in our operating assets and liabilities are indicative of the decrease in the sales of our product during Fiscal 2008 compared to Fiscal 2007.

During the second quarter of Fiscal 2008, we sold, and our customer immediately paid for, “end of life” parts, which totaled $230,000.  Although we don’t recognize revenue associated with the sale until the finished scanner is shipped to the customer, the entire transaction had a positive impact on our cash flow from operations.

We had no significant unusual cash outlays related to operating activities during Fiscal 2008 or Fiscal 2007.  We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing Activities

During Fiscal 2008, cash provided by investing activities included a $550,000 gain on the sale of our HD display-related assets, which positively impacted our cash position.  This was slightly offset by the purchase of capital equipment.

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

Both the sale of our HD display-related assets in Fiscal 2008 and the sale of our CMOS investment in Fiscal 2007 were a result of refocusing our efforts and economic resources toward our core revenue generating activities.

Financing Activities

During Fiscal 2008, our financing activities consisted of (i) paying off our bank line of credit, (ii) normal recurring monthly principal payments according to the terms of our notes payable agreement, which totaled $900,000, and (3) additional principal payments and early pay off of our notes payable, which totaled $400,000.

During Fiscal 2007, our financing activities consisted of (i) a $500,000 draw against our bank line of credit to meet short-term obligations, including payment on the purchase of our product, (ii) the replacement of our existing line of credit at a commercial bank with a similar line of credit at a different commercial bank, and (iii) the scheduled repayment of principal on our notes payable.

Cash and Working Capital Requirements

As previously discussed, we terminated our HD display research and development efforts during November 2007.  With the termination of the HD display portion of our business, our operating expenses during Fiscal 2008 were more aligned with our net sales.  Additionally, our anticipated future operating expenses will be more aligned with our projected net sales.  If we successfully manage our projected net sales and realigned operating expenses, of which there can be no assurance, management believes that current cash and other sources of liquidity are sufficient to fund normal operations through the next 12 months.

Our current line of credit matures on September 13, 2009.  DCT is currently in the process of renegotiating its line of credit and has already received an extension term sheet from its current lender.  Although management believes DCT will be able to obtain an additional line of credit upon maturity of the existing line of credit, there is no guarantee that DCT will be able to secure a line of credit on terms that are acceptable to DCT.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):
		Less Than	One – Three	Three – Five
	Total	One Year	Years	Years

Term loan warrant liabilities(1)	$350	$350	$-	$-
Series B Stock principal(2)	150	150	-	-
Operating lease obligations	336	228	108	-
Consulting agreement	170	170	-	-
Total contractual cash obligations	$1,006	$898	$108	$-

(1)  On September 27, 2007, we entered into a $1,500,000 term loan agreement ("Loan Agreement") with Montage Capital, LLC ("Lender") and used the funds to repurchase 8,000,000 shares of our restricted common stock, as previously discussed.  The loan was fully paid in September 2008.  In connection with the Loan Agreement, the Company issued warrants (“Loan Warrants”) to purchase up to 650,000 shares of our common stock at an initial exercise price of $0.60 per share.   The Loan Warrants vested immediately and expire September 2012.  From the initial funding of the Loan Agreement through March 31, 2008, the warrant holders had the right to require DCT to purchase the warrant for a maximum of $250,000.  On March 31, 2008, the Loan Warrant repurchase price increased to a maximum of $350,000.  The Loan Warrant repurchase feature expires September 2012.

(2)  On August 7, 2009 (the "Series B Stock Redemption Date"), all of our outstanding Series B Stock shall be redeemed for a per share redemption price equal to the stated value on the Series B Stock Redemption Date (the "Series B Stock Redemption Price"). The Series B Stock Redemption Price is payable by us in cash or in shares of common stock at our discretion and shall be paid within five trading days after the Series B Stock Redemption Date. In the event we elect to pay all or some of the Series B Stock Redemption Price in shares of common stock, the shares of common stock to be delivered to the purchasers shall be valued at 85% of the fifteen-day volume weighted average price of the common stock on the Series B Redemption Date.

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

As of December 31, 2008, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties existed, which are likely to have a material effect on our liquidity, except as described in “Note 10: Commitments and Contingencies” in Part II, Item 8 of this Form 10-K.

Item 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Document Capture Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Document Capture Technologies, Inc. and subsidiary as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Document Capture Technologies, Inc. as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 15 to the financial statements, Document Capture Technologies, Inc. has changed its method of accounting for warrants subject to registration rights agreements for the years ending December 31, 2008 and 2007 due to the adoption of FSP EITF 00-19-2, Accounting for Registration Payment Arrangements.

We were not engaged to examine management's assessment of the effectiveness of Document Capture Technologies, Inc. 's internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

HEIN & ASSOCIATES LLP
Irvine, California
April 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Document Capture Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Document Capture Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Document Capture Technologies, Inc. and subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Clancy and Co., P.L.L.C.
Phoenix, Arizona

February 29, 2008

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$405	$1,770
Trade receivables	1,366	2,464
Inventories, net	1,353	1,400
Prepaid expenses and other current assets	99	32
Total current assets	3,223	5,666

Fixed assets, net	98	127
Total assets	$3,321	$5,793

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$-	$989
Trade payables to related parties	393	578
Trade payables and other accrued expenses	276	569
Accrued compensation and benefits	122	89
Income taxes payable	75	-
Deferred revenue and customer deposits	187	-
Fair value of warrant liability	350	399
Accrued dividends on Series A 5% cumulative convertible preferred stock	-	178
Total current liabilities	1,403	2,802

Long-term bank line of credit	-	2,021
Liability under derivative contracts	9	91

Total liabilities	1,412	4,914

Commitments and contingencies (Note 12)

Convertible preferred stock, $.001 par value, 2,000 authorized:
Series A 5% cumulative convertible preferred stock, 0 and 11.5 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively; liquidation value of $0 and $1,150 at December 31, 2008 and December 31, 2007, respectively	-	1,074
Series B convertible preferred stock, 1.5 shares issued and outstanding at December 31, 2008 and December 31, 2007; liquidation value of $150 at December 31, 2008 and December 31, 2007	120	70

Stockholders’ equity (deficit):
Common stock $.001par value, 50,000 authorized, 18,444 shares issued and outstanding at December 31, 2008 and 15,904 shares issued and 15,404 outstanding at December 31, 2007 (500 shares held in escrow)	18	15
Additional paid-in capital	34,602	32,129
Accumulated deficit	(32,831)	(32,409)
Total stockholders’ equity (deficit)	1,789	(265)
Total liabilities and stockholders’ equity (deficit)	$3,321	$5,793

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007

Net sales	$11,643	$15,023

Cost of sales	7,696	9,120

Gross profit	3,947	5,903

Operating expenses:
Selling, general and administrative	3,465	4,024
Research and development	712	2,439
Total operating expenses	4,177	6,463

Operating loss	(230)	(560)

Other income (expense):
Change in fair value of derivative instruments and warrant liability	131	38
Gain on sale of assets	550	-
Interest income	3	24
Interest expense	(432)	(303)
Other	3	(255)
Total other income (expense)	255	(496)

Net income (loss) before income taxes	25	(1,056)
Provision for income taxes	77	4

Net loss	(52)	(1,060)

Accretion of preferred stock redemption value	(126)	(773)
Preferred stock dividends	(13)	(80)
Deemed dividend on preferred stock	(231)	-

Net loss available to common stockholders	$(422)	$(1,913)

Net loss available to common stockholders per common share – basic and diluted	$(0.02)	$(0.09)

Weighted average common shares outstanding – basic and diluted	17,950	20,420

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit .	Equity (Deficit)
Balances at December 31, 2006	24,142	$24	$29,651	$(28,705)	$970
Cumulative effect adjustment of applying EITF 00-19-2, net of tax (Note 15)			1,955	(1,791)	164
Common stock acquired from related party	(2,600)	(3)	3	-	-
Issuance of common stock upon conversion of preferred stock	1,562	2	1,068	-	1,070
Stock based compensation cost – options	-	-	1,426	-	1,426
Issuance of common stock upon cashless exercise of stock options	300	-	-	-	-
Repurchase of common stock for retirement	(8,000)	(8)	(1,992)	-	(2,000)
Fair value of common stock warrants issued for services rendered	-	-	18	-	18
Accretion of preferred stock redemption value				(773)	(773)
Preferred stock dividends				(80)	(80)
Comprehensive loss	-	-	-	(1,060)	(1,060)
Balances at December 31, 2007	15,404	15	32,129	(32,409)	(265)
Issuance of common stock upon conversion of preferred stock	1,844	2	1,339	-	1,341
Deemed dividend on Series A preferred stock maturity and conversion to common stock			231	(231)	-
Stock based compensation cost – options	-	-	602	-	602
Issuance of common stock upon cashless exercise of stock options	646	-	-	-	-
Issuance of common stock upon exercise of stock options	800	1	7	-	8
Cancellation of common stock for non-performance of contract	(250)	-	-	-	-
Fair value of common stock warrants issued for services rendered	-	-	294	-	294
Accretion of preferred stock redemption value				(126)	(126)
Preferred stock dividends				(13)	(13)
Comprehensive loss	-	-	-	(52)	(52)
Balances at December 31, 2008	18,444	$18	$34,602	$(32,831)	$1,789

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007

Operating activities
Net loss	$(52)	$(1,060)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	47	48
Fair value of common stock warrants issued for services rendered	294	18
Stock base compensation cost – options	602	1,426
Change in fair value of derivative instruments and warrant liability	(131)	(38)
Interest expense attributable to amortization of debt issuance costs	311	88
Gain on sale of assets	(550)	-
Allowance for slow-moving inventory	-	20
Loss on disposal of assets and other non-cash non-operating expenses	13	276
Changes in operating assets and liabilities:
Trade receivables	1,098	(651)
Inventories	47	222
Prepaid expenses and other current assets	(67)	41
Trade payables to related parties	(185)	(374)
Trade payables and other accrued expenses	(293)	51
Accrued compensation and benefits	33	(31)
Income taxes payable	75	-
Deferred revenue and customer deposits	187	-
Cash provided by operating activities	1,429	36

Investing activities
Cash proceeds from sale of assets	550	-
Cash proceeds from sale of long-term investment	-	160
Capital expenditures	(31)	(67)
Cash provided by investing activities	519	93

Financing activities
Principal payments on notes payable	(1,300)	(200)
(Decrease) increase in bank line of credit, net	(2,021)	508
Proceeds from exercise of common stock options	8	-
Cash (used) provided by financing activities	(3,313)	308

(Decrease) increase in cash and cash equivalents	(1,365)	437

Cash and cash equivalents at beginning of year	1,770	1,333

Cash and cash equivalents at end of year	$405	$1,770

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$137	$198
Income taxes	$2	$4

Non-cash investing and financing activities:
Restricted common stock acquired from related party	$-	$2
Conversion of convertible preferred stock to common stock	$1,341	$1,070
Issuance of common stock warrants in connection with debt financing	$-	$399
Purchase of restricted common stock for retirement	$-	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Significant Accounting Policies

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

Syscan, Inc. (“Syscan”), DCT’s wholly-owned subsidiary, was incorporated in California in 1995 to develop and manufacture a new generation of contact image sensors (“CIS”) that are complementary metal-oxide-silicon (“CMOS”) imaging sensor devices. During the late 1990s, DCT established many technical milestones and was granted numerous patents for its linear imaging technology. DCT’s patented CIS and mobile imaging scanner technology provides high quality images at extremely low power consumption levels allowing delivery of compact scanners in a form ideally suited for laptop or desktop computer users who need a small lightweight device to scan or fax documents.

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

Until December 31, 2007, DCT engaged in the research and development of certain technologies related to the field of high definition (“HD”) display.  During that time, DCT expanded its HD display initiative through acquisition, exclusive licensing and the addition of key personnel and expended significant resources to develop its HD display technology.  However, in November 2007, DCT terminated its HD display research and development efforts.  All HD-related expenses, employees and contractors were terminated by December 31, 2007.  DCT sold its HD-related assets during the first quarter of 2008.  See Note 6.  No HD-related expenses were incurred during the year ended December 31, 2008.

Basis of Financial Statements

The consolidated financial statements include the accounts of DCT and its one subsidiary Syscan.  All significant intercompany transactions and balances have been eliminated.  DCT’s functional currency is the United States (U.S.) dollar.  As such, DCT does not have any translation adjustments.  Monetary accounts denominated in non-U.S. currencies, such as cash or payables to vendors, have been re-measured to the U.S. dollar.  Gains and losses resulting from foreign currency transactions are included in the results of operations.  To date, DCT has not entered into hedging activities to offset the impact of foreign currency fluctuations.

Certain accounts have been reclassified to conform to the current period presentation.  Such reclassifications did not affect DCT’s total net sales, operating loss, net loss available to common stockholders, financial position or liquidity at December 31, 2007.  Specifically, $149,000, which related to the fair value classification of warrants, was reclassed from additional paid-in capital to current liabilities at December 31, 2007.  See Note 10 for further discussion of the accounting for warrants.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments.  DCT considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  DCT had no cash equivalents at December 31, 2008 or 2007.

Fair Value of Financial Instruments

On January 1, 2008, DCT adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date.

SFAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1. Quoted prices in active markets for identical assets or liabilities.  DCT had no Level 1 assets or liabilities at December 31, 2008.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.  DCT had no Level 2 assets or liabilities at December 31, 2008.

Level 3.  Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.  DCT had no Level 3 assets.  Level 3 liabilities include (i) warrant and (ii) derivative contracts liabilities.  DCT estimates the fair value of Level 3 liabilities using the Black-Scholes valuation model. See Note 7 for further discussion of the fair value of DCT’s Level 3 liabilities.

The carrying value of cash and cash equivalents, trade receivables and payables, prepaid expenses and other current assets, amounts due to related parties, and other payables and accruals approximates fair value due to the short period of time to maturity.

Concentration of Credit Risk and Major Customers

Financial instruments that subject DCT to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents.  DCT maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of December 31, 2008, DCT had consolidated balances of approximately $324,000, which were not guaranteed by FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Major Customers and Trade Receivables.  A relatively small number of customers account for a significant percentage of DCT’s sales.  The percentage of sales derived from significant customers is as follows:

	Year Ended December 31,
	2008	2007
Customer A	27%	27%
Customer B	19	16
Customer C	13	12
Customer D	12	**
Customer E	11	17

**Represents less than 10% of sales.

Trade receivables from these customers totaled $1,261,000 at December 31, 2008.  As of December 31, 2008 all DCT's trade receivables were unsecured.  The risk with respect to trade receivables is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Concentration of Supplier Risk

Manufacturing.  DCT purchases substantially all its finished scanner imaging products from one vendor that is also a wholly-owned subsidiary of the parent company of DCT’s former majority stockholder.  See Note 3.  If this vendor became unable to provide materials in a timely manner and DCT was unable to find alternative vendors, DCT's business, operating results and financial condition would be materially adversely affected.

Components.  DCT purchases some controller chips that are sole-sourced, as they are specialized devices.  To date, DCT has been able to obtain adequate component supplies from existing sources.  If in the future DCT became unable to obtain sufficient quantities of required materials, components or subassemblies, or if such items do not meet quality standards, delays or reductions in product shipments could occur, which could harm DCT’s business, operating results and financial condition.

Inventories

Inventories consist of finished goods and components, which are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Provision is made for obsolete, slow-moving or defective items where appropriate. The amount of any provision is recognized as a component of cost of sales in the period the provision occurs.  DCT had no material inventory write offs during the years ended December 31, 2008 or 2007.

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

Long-Term Investments

Until December 2007, DCT owned one long-term investment, which consisted of an equity interest in CMOS Sensor, Inc. (“CMOS”), a California corporation, principally engaged in the research and development of infrared sensors and CMOS sensors. DCT owned 16.1% of CMOS and accounted for the investment using the cost method of accounting. DCT carried the CMOS investment at cost less provision for any impairment in value. During December 2007, DCT sold its 16.1% investment in CMOS back to CMOS for $160,000.  As the long-term investment was sold for the carrying value of the asset, there was no gain or loss associated with the transaction.  DCT had no long-term investments at December 31, 2008 or at December 31, 2007.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), if indicators of impairment exist, DCT assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, DCT measures the amount of such impairment by comparing the assets’ carrying value to the assets’ present value of the expected future cash flows.  DCT had no impairment losses during the years ended December 31, 2008 and 2007.

Preferred Stock Accounting Treatment

Preferred Stock Classification.  Pursuant to the FASB’s Emerging Issues Task Force (“EITF”) EITF 00-19, Accounting for Derivative Financial Instruments (“EITF 00-19”), and EITF Topic D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), DCT’s series A 5% cumulative convertible redeemable preferred stock (“Series A Stock”) and series B convertible redeemable preferred stock (“Series B Stock”) was reported as temporary equity.

The difference between the initial recorded value of the Series A Stock and Series B Stock and the minimum redemption value is accreted, on a straight-line basis, from the respective issuance date through the maturity date with the offset booked to DCT’s accumulated deficit.  The accretion of DCT’s Series A Stock and Series B Stock redemption value is disclosed as a reconciling item and adjusts DCT’s reported net loss, together with the Series A Stock dividends and deemed dividends, to net loss available to common stockholders.

Likely Embedded Derivative.  Under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and EITF 00-19, the conversion feature of DCT’s Series A Stock (until the March 15, 2008 maturity date) and Series B Stock are derivative instruments (referred to collectively as “Derivative Instruments”) that require bifurcation from the host contract.  Accordingly, the fair value of DCT’s outstanding Derivative Instruments has been recorded in DCT’s Balance Sheet as a liability at December 31, 2008 and 2007.  The fair value of the Derivative Instruments are adjusted at each reporting date.  Increases in the estimated fair value of DCT’s Derivative Instruments are recorded as non-operating expense on DCT’s Statements of Operations.  Decreases in the estimated fair value of DCT’s Derivative Instruments are recorded as non-operating income on DCT’s Statements of Operations.

DCT estimates the fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. DCT's Derivative Instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate.

The fair values of DCT’s Derivative Instruments were determined under the following assumptions:

	December 31,
	2008	2007
Series A Stock remaining contractual term (years)	-	0.2
Series B Stock remaining contractual term (years)	0.6	1.6
Expected volatility	111%	40%-164%
Expected dividend yield	-	-
Risk free interest rate	0.3%	3%

See further discussion and disclosure of fair value at Note 7.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition and Allowance for Doubtful Accounts and Returns Allowances

Revenues.  Revenues consist of product sales including the sale of optical image capturing devices, modules of optical image capturing devices, and chips and other optoelectronic products. Revenue is recognized when the product is shipped and the risks and rewards of ownership have transferred to the customer. Shipping charges billed to customers are included in net sales and the related shipping costs are included in cost of sales, separately, in the period of shipment.

Allowance for doubtful accounts and return allowances.  DCT presents trade receivables, net of allowances for doubtful accounts and returns, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting DCT’s customer base. DCT reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. DCT had no allowance for doubtful accounts as of December 31, 2008 or 2007 and no material trade receivable write offs during any period presented.

Research and Development Expenses

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were immaterial for all periods presented.

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

Effective January 1, 2006, DCT adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation expense recognized for the years ended December 31, 2008 and 2007, includes the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and APB 25), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Compensation expense recognized for the year ended December 31, 2008 includes only compensation expense calculated under the provisions of SFAS 123(R) as the expense attributable to options issued prior to January 1, 2006 was fully recognized by December 31, 2007.  DCT used the straight-line method to recognize share-based compensation over the service period of the award.

DCT estimates the fair value of the options on the grant date using the Black-Scholes valuation model under the following assumptions:

	Year Ended December 31,
	2008	2007
Weighted average expected option life in years	3.5	3.0
Weighted average expected volatility	259%	111%
Expected dividend yield	0%	0%
Weighted average risk free interest rate	2.8%	5.2%

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

DCT accounts for income taxes under the liability method of accounting for income taxes in accordance with the provisions of SFAS 109, Accounting for Income Taxes (“SFAS 109”) and related interpretations and guidance including FIN 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109 (“FIN 48”).  Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.   All tax positions are first analyzed to determine if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes.   After the initial analysis, the tax benefit is measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Comprehensive Income (Loss)

DCT includes items of other comprehensive income (loss) by their nature in a financial statement and displays the accumulated balance of other comprehensive income (loss) separately in the equity section of the Balance Sheet.   DCT had no other comprehensive income (loss) items for any of the periods presented.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  As DCT incurred net losses for all periods presented, common stock equivalents of 2,569,000 and 6,102,000 for the years ended December 31, 2008 and 2007, respectively, were excluded from diluted net loss per share as their effect would be anti-dilutive.  As a result, for all periods presented, DCT’s basic and diluted net loss per share is the same.

Note 2 – Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133 and related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect the adoption of SFAS 162 to have a material effect on our consolidated financial position, cash flows and results of operations.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, the FASB issued a FASB Staff Position (“FSP”) APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by DCT on January 1, 2009.  DCT is currently evaluating the potential impact this standard may have on its consolidated financial position, cash flows and results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF-07-05”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. EITF 07-5 is effective for DCT beginning with its first quarter ended March 31, 2009. The Company does not expect the adoption of EITF 07-5 will have a material impact on its financial condition or results of operations.

Other recent accounting pronouncements issued by the FASB (including the EITF), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on DCT's present or future financial statements.

Note 3 – Related-Party Transactions

Related-Party Purchases

The Company purchases the majority of its finished scanner imaging products from Shenzhen Syscan Technology (“SST”), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"), the parent company of DCT’s former majority stockholder.

Purchases from SST totaled $6,816,000 and $8,369,000 for the years ended December 31, 2008 and 2007, respectively.  All purchases from SST were carried out in the normal course of business. As a result of these purchases, DCT was liable to SST for $393,000 and $578,000 at December 31, 2008 and 2007, respectively.

Related-Party Net Sales

During the year ended December 31, 2008, DCT recorded net sales totaling $57,000 for finished scanners sold to SST, a wholly-owned subsidiary of STH.  The related cost of goods sold was $41,000.  This transaction contained similar terms and conditions as for other transactions of this nature entered into by DCT.

Note 4 – Employee Equity Incentive Plans

General

DCT’s share-based awards are long-term retention plans that are intended to attract, retain and provide incentives for talented employees.  DCT believes its share-based awards are critical to its operation and productivity. The employee share-based award plans allow DCT to grant, on a discretionary basis, incentive stock options and non-qualified stock options.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

DCT issues options under two different stock option plans (both approved by shareholders) as well as through employment agreements with key employees, executives and consultants (approved by the board of directors on a case-by-case basis).  The following table sets forth, by the respective option plan, certain aspects of DCT’s stock options as of December 31, 2008:

	Option Approval Method			Options Outstanding and Options Available
Description	Board of Directors	Board of Directors and Shareholders	Total	Outstanding	Available For Future Grant	Total
2002 Amended and Restated Stock Option Plan	-	3,200,000	3,200,000	3,200,000	-	3,200,000
Key Personnel Option Grants	6,650,000	-	6,650,000	4,891,165	-	4,891,165
2006 Stock Option Plan		2,500,000	2,500,000	1,204,333	1,295,667	2,500,000
Total	6,650,000	5,700,000	12,350,000	9,295,498	1,295,667	10,591,165

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in DCT’s Statements of Operations (in thousands):

	Year Ended December 31,
	2008	2007
Selling, general and administrative	$486	$915
Research and development	116	511
	$602	$1,426

At December 31, 2008, DCT had approximately $1,349,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately three years.

Stock Option Activity and Outstanding

Additional information with respect to stock option activity is as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2006	4,890,000	$0.18
Granted	3,186,000	0.70
Exercised	300,000	0.01
Cancelled	928,450	0.82
Outstanding at December 31, 2007	6,847,550	0.34
Granted	5,105,000	0.30
Exercised	1,446,000	0.01
Cancelled	1,211,052	0.74
Outstanding at December 31, 2008	9,295,498	$0.32

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes all options outstanding and exercisable by price range as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.01	2,241,165	3.32	$0.01	2,241,165	$0.01
$0.30	5,035,000	9.54	$0.30	-	-
$0.60 - $0.70	2,019,333	8.06	$0.69	1,424,000	$0.69
	9,295,498			3,665,165

The “intrinsic value” of options is the excess of the value of DCT stock and the exercise price of such options.  The total intrinsic value of options outstanding was approximately $4,369,000 and $5,410,000 at December 31, 2008 and 2007, respectively. The total intrinsic value for exercisable options was $1,723,000 and $3,934,000 at December 31, 2008 and 2007, respectively. The total intrinsic value for stock options exercised was approximately $965,000 and $222,000 for the years ended December 31, 2008 and 2007, respectively.

Note 5 – Composition of Certain Financial Statement Captions

Inventories are summarized as follows (in thousands):

	December 31,
	2008	2007
Raw materials	$135	$-
Finished goods	1,238	1,420
	1,373	1,420
Less: Allowance for slow-moving inventory	(20)	(20)
	$1,353	$1,400

Fixed assets are summarized as follows (in thousands):

	December 31,
	2008	2007
Computer and office equipment	$51	$37
Tooling and product design	166	187
	217	224
Less: Accumulated depreciation	(119)	(97)
	$98	$127

Fixed asset depreciation expense totaled $47,000 and $48,000 for the years ended December 31, 2008 and 2007, respectively.

Deferred revenue and customer deposits are summarized as follows (in thousands):

	December 31,
	2008	2007
Deferred revenue	$148	$-
Customer deposits	39	-
	$187	$-

In certain instances, DCT requires advance payments from customers.  Revenue from advanced payments for is recognized when the finished product is shipped.  Revenue from advanced payments for services is recognized when earned.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2008, DCT entered into a financial transaction whereby it sold, and the customer immediately paid for, “end of life” parts used to manufacture certain scanners.  The associated revenue is recognized when the finished scanner is shipped to the customer.  During year ended December 31, 2008, DCT recognized revenue of $82,000 and deferred revenue of $148,000 associated with this financial transaction.  DCT anticipates shipping all completed scanners within 12 months.  As such, the $148,000 deferred revenue is classified as a current liability.

Note 6 – Sale of HD Display-Related Assets

In December 2007, DCT entered into an asset purchase agreement with Sky Glory Enterprise Investment Co., Ltd (“Sky Glory”), whereby Sky Glory agreed to purchase certain HD display-related assets, subject to certain terms and conditions, for a total of $600,000 cash.  On March 31, 2008, DCT received an initial $400,000 cash payment.  A second cash payment of $150,000 was received on May 2, 2008.  On June 26, 2008, DCT entered an agreement with Darwin Hu to assign and transfer DCT’s rights to the final $50,000 owed by Sky Glory to Mr. Hu in lieu of any additional severance compensation (approximately $72,000) owed to Mr. Hu as of June 26, 2008.

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

There were no costs associated with the sale of HD related assets.  As such, the entire cash proceeds of $550,000 were recorded as a gain on sale of assets during the year ended December 31, 2008.

Note 7 – Fair Value

As discussed in Note 1, DCT has only Level 3 liabilities that are measured at fair value on a recurring basis.  Level 3 liabilities were presented on DCT’s Balance Sheet as of December 31, 2008 as follows (in thousands):

Description	Balance Sheet Presentation	Fair Value (1)
Warrant liability for puttable warrants	Fair value of warrant liability	$350
Derivative liabilities	Liability under derivative contracts	9
		$359

(1) Fair value measurement at reporting date using significant unobservable inputs (Level 3).

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2008 (in thousands):

	Fair Value of Warrant Liability (Note 10)	Liability under Derivative Contracts	Total
Balance at December 31, 2007	$399	$91	$490
Unrealized gain included in Net income	(49)	(82)	(131)
Balance at December 31, 2008	$350	$9	$359

Note 8 – Equity

Common Stock Activity

During the first quarter of 2007, DCT acquired 2,600,000 shares of DCT’s restricted common stock.  DCT’s transfer agent subsequently cancelled the shares.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2007, DCT issued 300,000 shares of common stock upon the exercise of employee stock options by DCT’s principal officers in a cashless exercise.

During the second quarter of 2007, DCT issued 30,927 shares of common stock resulting from the conversion of $26,500 (265 shares) of Series A Stock and the related accrued dividend shares of 4,427 as discussed below.

During the third quarter of 2007, DCT issued 560,734 shares of common stock resulting from the conversion of  (i) $388,500 (3,885 shares) of Series A Stock and the related accrued dividend shares of 55,527 and 86,707 shares for payment of penalties associated with an ineffective SB-2 registration statement, and (ii) $30,000 (300 shares) of Series B Stock as discussed below.

During the third quarter of 2007, DCT repurchased 8,000,000 of its restricted common stock from its majority shareholder for $2,000,000 less related transaction fees.  Of the $2,000,000 consideration, $500,000 was paid through the DCT’s line of credit and the remainder was financed through a $1,500,000 loan from Montage Capital, LLC a private investment group.  See Note 10.  DCT repurchased the 8,000,000 shares for the purpose of retiring the shares.

During the fourth quarter of 2007, DCT issued 970,000 shares of common stock resulting from the conversion of $970,000 (9,700 shares) of Series B Stock as discussed below.

During the first quarter of 2008, DCT cancelled 750,000 shares of its common stock (of which 500,000 shares were never released from escrow) as a result of terminating its HD display-related research and development efforts.    The shares were originally issued in anticipation of reaching research and development milestones and conditions.  However, the milestones and performance criteria were not met before the project was terminated.

During the first quarter of 2008, DCT issued 1,446,000 shares of common stock upon the exercise of stock options by DCT’s principal officers, employees and consultants.  Of the options exercised, 646,000 shares were completed through a cashless exercise.

During the first quarter of 2008, DCT issued 1,844,016 shares of common stock resulting from the maturity of $1,150,000 (11,500 shares) of Series A Stock and the related accrued dividend shares.

Preferred Stock Activity

Series A Stock Activity

During the second quarter of 2007, 265 shares of Series A Stock ($26,500) and the related accrued dividend shares of 4,427 were converted into shares of common stock.

During the third quarter of 2007, 3,885 shares of Series A Stock ($388,500) and the related accrued dividend shares of 55,527 were converted into shares of common stock.

Series A Stock Dividends

Through the Series A Stock Redemption Date, DCT’s Series A Stock called for cumulative dividends at a rate of five percent per annum, payable semiannually on July 1 and January 1.  Dividends were payable in cash, by accretion of the stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Series A Stock or to pay for dividends in cash or in shares of common stock, was at DCT’s discretion.  DCT did not pay any cash dividends on its Series A Stock.  During the years ended December 31, 2008 and 2007, Series A Stock dividends were approximately $13,000 and $80,000, respectively, and were recorded as a reconciling item adjusting reported net loss to net loss available to common stockholders.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Series A Stock Maturity

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

Series A Stock Deemed Dividends

In accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), DCT’s Series A Stock had an embedded contingent beneficial conversion feature because the conversion price was less than the fair value of DCT’s common stock on the maturity and conversion of the Series A Stock into common stock.  The embedded beneficial conversion feature was considered contingent because it was based on how much of the Series A Stock Redemption Price was paid in DCT’s common stock versus cash.

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

DCT treated the deemed dividend on Series A Stock as a reconciling item to adjust its reported net loss, together with Series A Stock dividends recorded during the applicable period, to the net loss available to common stockholders line item on the Statements of Operations.

Series B Convertible Preferred Stock

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

Redemption. On August 7, 2009 ("Redemption Date"), all of the outstanding Series B Stock shall be redeemed for a per share redemption price equal to the stated value on the Redemption Date (“Redemption Price"). The Redemption Price is payable by DCT in cash or in shares of common stock at DCT's discretion and shall be paid within five trading days after the Redemption Date. In the event DCT elects to pay all or some of the Redemption Price in shares of common stock, the shares of common stock to be delivered to the Investors shall be valued at 85% of the fifteen-day volume weighted average price of the common stock on the Redemption Date

Series B Stock Activity.  During the third quarter of 2007, Series B Stock totaling 300 shares ($30,000) were converted into 30,000 shares of common stock.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2007, Series B Stock totaling 9,700 shares ($970,000) were converted into 970,000 shares of common stock.

Common Stock Warrants

In certain instances, DCT issues warrants to consultants for consulting services.  The value of such warrants is calculated using the Black-Scholes valuation model using the following assumptions:

	Year Ended December 31,
	2008	2007
Contractual Term	3.0	3.0
Expected volatility	260%-266%	51%
Expected dividend yield	0%	0%
Risk free interest rate	1.6%-2.8%	5.3%

The fair value the warrants is amortized ratably over the consulting agreement.  Accordingly, $294,000 and $18,000 was charged to selling, general and administrative expense and credited to additional paid-in capital during the years ended December 31, 2008 and 2007, respectively.

The following table summarizes certain aspects of DCT’s outstanding warrants as of December 31, 2008:

Warrants Issued in Connection with:	Number of Shares	Number of Shares Vested	Exercise Price	Issuance Date	Expiration Date
Series A Stock	186,500	186,500	$1.00	3/15/05	3/15/10
Series A Stock	932,500	932,500	2.00	3/15/05	3/15/10
Series B Stock	675,000	675,000	1.50	8/7/06	8/7/09
Consulting agreement	90,000	90,000	0.65	1/1/07	1/1/10
Notes payable financing (Note 10)	650,000	650,000	0.60	9/26/07	9/26/12
Consulting agreement	110,000	110,000	0.65	1/1/08	1/1/11
Consulting agreement	640,000	426,666	0.60	11/6/08	11/6/11
	3,284,000	3,070,666

Note 9 – Bank Line of Credit

Bank Line of Credit

During September 2007, DCT replaced its existing $2,500,000 line of credit at a commercial bank with a similar line of credit (“LOC”) at a different commercial bank.  As of December 31, 2008, DCT had a $3,000,000 line of credit (“LOC”) at a commercial bank.  Borrowings under the LOC are limited to 80% of eligible accounts receivable and 40% of eligible inventory, as defined in the LOC agreement.  The LOC bears an annual interest rate of prime (3.25% and 7.25% at December 31, 2008 and 2007, respectively) plus 1.25% for advances drawn against accounts receivables, with a minimum interest rate of 9%, and prime plus 2.25% for advances drawn against inventory, with a minimum interest rate of 10%.  Interest payments are due monthly and all unpaid interest and principal is due in full on September 13, 2009.  Upon certain events of default, the default variable interest rate increases to prime plus 5%. As of December 31, 2008, DCT had unused borrowing capacity of $1,200,000 on its LOC.

As of December 31, 2008 and 2007, DCT was in compliance with all LOC debt covenants.

Note 10 – Notes Payable and Related Warrant Liability

On September 27, 2007, the Company entered into a $1,500,000 term loan agreement ("Loan Agreement") with Montage Capital, LLC ("Lender") in an arm’s length transaction.  DCT used the funds for repurchasing shares of DCT's common stock as previously discussed in Note 8. The loan called for monthly principal and interest payments, at an annual interest rate of 15%, and originally matured on November 30, 2008.  DCT paid the loan in full in September 2008.  There was no prepayment penalty associated with the early pay-off.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for the Loan Warrants under the provisions of FSP No. 150-5, Issuer’s Accounting Under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable” (“FSP 150-5”), an interpretation of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). Pursuant to FSP 150-5, freestanding warrants for shares that are either puttable or warrants for shares that are redeemable are classified as liabilities on the Balance Sheet at fair value with the offset recorded to debt discount.  The Company amortized the debt discount to interest expense from the loan origination date through the early pay-off date.  At each reporting period, the Company will remeasure the fair value of the Loan Warrant liability with any gains or losses recorded as a component of non-operating income (expense), net.   See Note 7.

The total initial fair value of the Loan Warrants was approximately $399,000 as calculated using the Black-Scholes valuation model with the following assumptions: contractual term of five years, 5.3% risk-free interest rate, expected volatility of 90% and expected dividend yield of 0%. In connection with the Loan Warrants, DCT recorded non-cash interest expense of $311,000 and $88,000 for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, the fair value of the warrants was less than the Loan Warrant repurchase price as calculated using the Black-Scholes valuation model with the following assumptions: remaining contractual term of 3.75 years, 1% risk-free interest rate, expected volatility of 318% and expected dividend yield of 0%.  As such, the warrant liability is valued at the Loan Warrant repurchase price.  DCT recorded a non-cash gain of $49,000 during the year ended December 31, 2008 to account for the decrease in the fair value of all outstanding Loan Warrants as of December 31, 2008.

Note 11 – Income Tax

DCT’s provision for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007
Current taxes:
Federal taxes	$10	$-
State taxes	67	2
	$77	$2

DCT generated taxable income during the year ended December 31, 2008.  And although DCT has state and federal net operating loss carryforwards (“NOLs”), to offset any current year taxable income, the current federal tax expense represent alternative minimum tax as alternative minimum tax NOLs can only offset 90% of current year taxable income.  Additionally, the State of California legislated a two-year suspension of NOLs for tax years 2008 and 2009.  As such, DCT’s taxable income generated during the year ended December 31, 2008 was fully taxable at the current California statutory tax rate.

Provision for income taxes for the year ended December 31, 2007 represents the minimum franchise tax due, $800 per annum, in the State of California for each of DCT’s separate taxable entities.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008 DCT has estimated available net operating loss carryforwards of approximately $8,748,000 and $5,002,000 for federal and state income tax purposes, respectively, which expire principally through 2026 and 2018, respectively. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of net operating losses (“NOL”) and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). As of December 31, 2008 management has analyzed changes to DCT’s ownership and estimated the impact of such changes to DCT’s NOLs.  The aforementioned NOLs are based on management’s estimates and are limited to an annual limitation of approximately $500,000 per year.

DCT believes sufficient uncertainty exists regarding the realization of net operating loss carryforwards and other timing differences for the periods presented. Accordingly, a valuation allowance has been provided for the entire amount related thereto. The valuation allowance decreased by approximately $6,308,000 and $1,421,000 during the years ended December 31, 2008 and 2007, respectively.

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2008	2007
U.S. Federal statutory rate (%)	35%	(35.0)%
State income taxes, net of federal income taxes	265	-
Effect of permanent differences	(1,462)	-
Alternative minimum tax	40
Change in valuation allowance	1,427	35.0
	305%	0.0%

The deferred income tax asset consisted of the following (in thousands):

	December 31,
	2008	2007
Deferred tax assets
Federal net operating loss carryforwards	$2,791	$7,737
State net operating loss carryforwards	442	1,278
Capitalized R&D expenses and tax credits	167	741
Other	48	-
	3,448	9,756
Less: valuation allowance	(3,448)	(9,756)
	$-	$-

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the entity’s financial statements in accordance with SFAS No. 109. The adoption of FIN 48 did not result in a cumulative effect adjustment to the Company’s accumulated deficit.  As of the date of adoption, the Company had no unrecognized income tax benefits. Accordingly, the annual effective tax rate was not affected by the adoption of FIN 48. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

At December 31, 2008, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2008. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

The Company is subject to income tax in the U.S. federal jurisdiction and California.  DCT is no longer subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years ended on or before December 31, 2004 and December 31, 2003, respectively.  DCT has not filed its U.S. federal or state return for the year ended December 31, 2008.  These returns are considered open tax years as of the date of these consolidated financial statements.  No tax returns are currently under examination by any tax authorities.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Commitments and Contingencies

Operating Leases

DCT is committed under various non-cancelable operating leases which extend through November 2011. As of December 31, 2008, future minimum rental commitments are as follows (in thousands):

Year Ending December 31,	Future Minimum Lease Payments
2009	$228
2010	107
2011	1
Total	$336

Rent expense was $268,000 and $265,000 for the years ended December 31, 2008 and 2007, respectively.

Employment Agreements

DCT maintains employment agreements with its executive officers which extend through 2010. The agreements provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, DCT maintains employment agreements with other key employees with similar terms and conditions.  As of December 31, 2008 termination payments totaling $1,026,000 remain in effect.

Consulting Agreements

Effective November 6, 2008, DCT entered an investor relations consulting agreement for an initial term of six months.  Under the terms of the contract, DCT agreed to pay the consultant (i) $10,000 per month for six months, (ii) up to $150,000 for additional marketing materials and activities ($130,000 remained outstanding at December 31, 2008), and (iii) 640,000 warrants with an exercise price of $0.60 per share, expiring in three years from the issuance date.  The warrants vest as follows:  (i) 67% upon signing the agreement, and (ii) 33% on March 6, 2009.  The warrants have piggyback registration rights to the next registration statement filed by DCT.

Litigation, Claims and Assessments

DCT experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT's financial condition, results of operations or cash flows.

Note 13 – Employee Benefits

DCT has a 401(k) plan for employees who are at least 21 years of age and have completed a minimum of 1,000 hours of service.  Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, but not in excess of the maximum amounts allowed under the Internal Revenue Code. DCT matches employee contributions up to 1.5% of base salary.  DCT contributions totaled $43,000 and $40,000 for the years ended December 31, 2008 and 2007, respectively.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Segment and Geographic Information

Segment Information

DCT operates in one segment, the design, development and delivery of various imaging technology solutions, most notably scanners, as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).

Geographic Information

During the years ended December 31, 2008 and 2007, DCT recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product.  The following table summarizes total net sales attributable to significant countries (in thousands):

	Years Ended December 31,
	2008	2007
U.S.	$10,817	$14,367
Europe and other	758	611
Asia	68	45
	$11,643	$15,023

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Asia, and Europe (in thousands):

	December 31,
	2008	2007
U.S.	$3,093	$5,333
Europe and other	169	350
Asia	59	110
	$3,321	$5,793

Assets located in Asia relate to tooling equipment required to manufacture DCT’s product.  Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands.

Note 15 – Cumulative Effect Adjustment

Cumulative Effect Adjustment on January 1, 2007. On December 21, 2006, FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“EITF 00-19-2”) was issued. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement 5, Accounting for Contingencies. EITF 00-19-2 amends the guidance in SFAS 133, which was the guidance originally followed by DCT to account for the warrants issued in connection with its Series A Stock and Series B Stock.  During the fourth quarter of 2008, DCT determined that its Series A Stock and Series B Stock warrants should be accounted for under the guidance of EITF 00-19-2.

DCT adopted EITF 00-19-2 by reclassing the fair value of the warrants, as measured when the warrants were originally issued, from liabilities to additional paid in capital with a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2007.

Fourth Quarter 2008 Adjustment. As a result of adopting EITF 00-19-2, DCT reversed $265,000 of expense during the fourth quarter of 2008 related to the change in fair value of the warrants, which was originally booked during the first three quarters of 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Clancy and Co., P.L.L.C. (“Clancy”), the independent certified public accountants who had been engaged by DCT as the principal accountant to audit the Company’s consolidated financial statements, resigned effective January 9, 2009, which resignation was approved by the Company’s board of directors on such date. The reports by Clancy on the financial statements of the Company during the fiscal years ended December 31, 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph describing the uncertainty as to the Company’s ability to continue as a going concern. During the Company’s two most recent fiscal years and subsequent period up to January 9, 2009, DCT did not have any disagreements with Clancy on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Clancy, would have caused them to make reference to the subject matter of the disagreements in connection with their reports. In addition, no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K have occurred.

Also on January 9, 2009, DCT’s Board of Directors approved the engagement of Hein & Associates LLP (“Hein”) as the Company’s new principal independent certified public accountants to audit DCT’s consolidated financial statements for the year ending December 31, 2008.

Prior to engaging Hein, DCT had not consulted Hein regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on DCT’s financial statements.

This Annual Report on Form 10-K includes financial statements for the year ended December 31, 2007 which were audited by Clancy.  On March 31, 2009, the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Clancy because of deficiencies in the conduct of certain of its audits and its procedures.  A copy of the order can be found at www.pcaobus.org/Enforcement/disciplinary_proceedings/2009/03-31-clancy.pdf.

As Clancy is no longer registered with the PCAOB, DCT may not include Clancy’s audit report in any future filings with the Securities and Exchange Commission (the “Commission”).  If DCT is required to include audited financial statements for the year ended December 31, 2007, DCT must have a firm that is registered with the PCAOB re-audit that year.  The Commission communicated to DCT that it would not object to the inclusion of an audit report from Clancy for the year ended December 31, 2007 included in this Annual Report on Form 10-K provided the filing date is prior to the due date.  The due date, taking into consideration the filing of Form 12b-25 on March 31, 2009, was April 15, 2009.  This exception is limited solely to DCT’s Annual Report on Form 10-K for the year ended December 31, 2008 and does not apply to any  future filings under Securities Act that incorporate this Annual Report on Form 10-K by reference.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008 that our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses as of December 31, 2007 and Remediation Efforts during the Year Ended December 31, 2008

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified and reported six internal control deficiencies during its assessment of internal controls over financial reporting as of December 31, 2007.  During the year ended December 31, 2008, DCT was able to remediate all six identified weakness as follows:

Identified Weakness at December 31, 2007	Remediation Efforts During the Year Ended December 31, 2008
1. We did not have effective comprehensive entity-level internal controls specific to the structure of our board of directors.
1.  We retained two new independent directors for our board of directors including one member who is appropriately credentialed as a financial expert.  Our board of directors currently has three independent board members.

2. We did not have formal policies governing certain accounting transactions and financial reporting processes.
2.  We established comprehensive formal general accounting policies and procedures and required employees to sign off such policies and procedures as documentation of their understanding of and compliance with DCT policies.

3. We did not obtain attestations by all employees regarding their understanding of and compliance with DCT policies related to their employment.	3. DCT required all employees subject to our Code of Ethics to sign our Code of Ethics. We will obtain updated signatures on an annual basis and retain the related documentation.
4.  We did not obtain attestations by all members of our board of directors, our executive officers and our senior financial officers regarding their compliance with our Code of Ethics and our Code of Ethics did not apply to our other employees.
4. DCT required directors to sign our Code of Ethics. We will obtain updated signatures on an annual basis and retain the related documentation.

5.  We did not perform adequate oversight of certain accounting functions and maintained inadequate documentation of management review and approval of accounting transactions and financial reporting processes.

5.  DCT implemented appropriate management oversight and approval activities in the areas of vendor bill payments, employee expense reimbursements, customer invoicing, and period-end closing processes.   We are retaining documentation related to the oversight and approval activities.

6.  We had not fully implemented certain control activities and capabilities included in the design of our financial system.  Certain features of our financial system are designed to automate accounting procedures and transaction processing, or to enforce controls.
6. DCT implemented a new financial accounting and reporting system and moved all decentralized off-line processes to our new centralized financial reporting system with built-in internal controls.

Changes in Internal Control over Financial Reporting

The changes noted above, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, ages, years elected and principal offices and positions of our current directors and executive officers as of March 1, 2009.

Name	Year First Elected As Officer or Director	Age	Office
Edward M. Straw	2008	70	Chairman
David Clark	2004	40	Chief Executive Officer and Director
William Hawkins	2004	52	Chief Operating Officer, President and Secretary
M. Carolyn Ellis	2007	44	Chief Financial Officer
Frank Musso	2008	53	Director
Darwin Hu	2004	56	Director

None of the members of the Board of Directors or executive officers of the Company are related to one another.  Each year the stockholders elect the members of our Board of Directors.  We do not have a standing nominating committee or compensation committee as our entire board of directors currently serves these functions.  There were no changes in procedures for nominating DCT directors during the year ended December 31, 2008.

EDWARD M. STRAW became Chairman of our Board of Directors on July 15, 2008. Mr. Straw is currently Executive Vice President of PRTM Management Consultants, a world class, operational strategy consulting group, where he assists with business development in federal, high tech and consumer packaged goods verticals as well as mentors and coaches younger partners in leadership, communication, presentation and deal closing skills. He also serves on the boards of Eddie Bauer Holdings, MeadWestvaco Corporation, Ply Gem Industries, Panther Expedited Services, and is the Chairman of Odyssey Logistics and Technology.

From 2000 to 2005, Mr. Straw served as President of Global Operations of the Estée Lauder Companies Inc., where he led the manufacturing, research and development, information systems, package engineering, quality assurance and global supply chain areas, which support all 20 brands of the Estée Lauder Companies around the world. From 1998 to 2000, Mr. Straw was Senior Vice President, Global Manufacturing and Supply Chain Management at Compaq Computer Corporation, then, the world’s largest computer company. At Compaq, Mr. Straw was responsible for integrating and managing its global supply chain across the entire organization and among suppliers, partners and customers. Before joining Compaq, from 1997 to 1998, Mr. Straw was President of Ryder Integrated Logistics, Inc., the leading provider of supply chain services in North America.

Prior to joining the private sector, Mr. Straw served in various positions in the U.S. Navy for over 30 years, including as Vice Admiral, Director and Chief Executive Officer of the Defense Logistics Agency, the largest military logistics command supporting the American armed forces. Mr. Straw is also currently Trustee for the U.S. Naval Academy Foundation, and has served on the Board of Directors of the Navy Federal Credit Union, the U.S. Chamber of Commerce, and the Boy Scouts of America, National Capital Region. Mr. Straw holds a Bachelor of Science degree in Engineering from the U.S. Naval Academy and an MBA from the George Washington University.

DAVID CLARK has been our Chief Executive Officer since March 1, 2008 and prior thereto served as Senior Vice President of Business Development and a director since July 2004. From October 2003 to July 2004 Mr. Clark was President of Nautical Vision, Inc. a market specific image display company where he created and implemented the company’s business plan which involved product sourcing, sales and marketing and general management.  From June, 2001 to October, 2003 Mr. Clark actively invested in and consulted to a diverse group of companies in addition to being involved in residential development.

Mr. Clark was President and CEO of Homebytes.com from November, 1998 to May of 2001, where he was primarily responsible for raising in excess of twenty five million dollars in funding from investors including America Online, FBR Technology Venture Partners, PNC Bank, and Bank of America, as well as being instrumental in the acquisition of a key competitor of Homebytes.com.  Prior thereto Mr. Clark was the head of distribution and a director of Take Two Interactive (NASDAQ:TTWO) which was a result of TTWO’s acquisition of Inventory Management Systems, Inc. (I.M.S.I.), of which Mr. Clark was a co-founder and President.   Prior to founding I.M.S.I., Mr. Clark held various management positions with Acclaim Entertainment (NASDAQ:AKLM), and the Imagesoft division of SONY Music (NYSE:SNE).   Mr. Clark received a B.S. in Business from the State University of New York at Binghamton in 1990.

WILLIAM HAWKINS became our President on March 1, 2008 and prior thereto served as Chief Operating Officer and Secretary since April 2, 2004. On June 8, 2007, he was appointed to our board of directors. Mr. Hawkins has held various management positions at Syscan, Inc., the Registrant's wholly-owned subsidiary, since 1999, including V.P. of Sales and Marketing, President and General Manager of Syscan Imaging Group. Prior thereto, Mr. Hawkins' product focus was primarily in the imaging systems and computer peripheral markets, including senior positions with General Electric (UK), Kaman Aerospace, British Aerospace Engineering, Gartner Research and Per Scholas. Mr. Hawkins received a bachelor's degree in Physics from the University of Maryland in 1978 and an MBA from Johns Hopkins University with a Management of Technology Concentration (MOT).

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

FRANK MUSSO has been a director since May 15, 2008. Mr. Musso has served in various consulting and management roles specializing in finance, accounting and tax since July 1991. In February 2007, Mr. Musso began working with Alix Partners on several engagements. In December 2007, he began representing secured creditors and debtor-in-possession lenders in a Chapter 11 filing during which time he worked with the debtor’s financial advisor in filing statements of financial affairs, monitoring compliance with credit agreements and reviewing budgets and cash flow forecasts.

Since 1995, Mr. Musso has provided financial consulting for a startup competitive intelligence software firm, including cost accounting, tax preparation and planning, business valuation, loan compliance, establishing benefit plans, personnel issues, training accounting staff, selecting and implementing web-based labor reporting and resolving disputes between partners. From November 2006 to February 2007, Mr. Musso served as Acting Chief Financial Officer of a startup company that developed a communication device for children unable to speak, where he oversaw the general ledger, implemented new web-based accounting software, implemented cost savings, replaced accounting staff and prepared financial projections for lenders and investors. From March 2005 to June 2006, he assisted a $200 million retailer refinance its debt and sell its company by preparing cash flow and financial projections, coordinating due diligence, preparing budgets and purchase accounting and developing procedures to monitor revolving credit collateral. Prior to that, from October 2004 to July 2005, Mr. Musso worked for a regional bank to monitor a $70 million medical diagnostic services company during its refinancing, where he performed detailed revenue analyses and identified significant lost revenue.

Mr. Musso has also been the Treasurer, Director and Executive Committee member of two non profit organizations over the past nine years. He received a B.S. in Accounting and Public Administration from Georgetown University in 1977. Mr. Musso is a member of the American Institute of Certified Public Accountants (AICPA), the New York State Society of Certified Public Accountants (NYSSCPA), the Connecticut Society of Certified Public Accountants (CSCPA), the Turnaround Management Association and the Association of Certified Fraud Examiners.

DARWIN HU became our Chairman, President and Chief Executive Officer on April 2, 2004, in connection with our acquisition of Syscan, Inc. Mr. Hu resigned as President and Chief Executive Officer on March 1, 2008 and stepped down as Chairman of the Board of Directors on July 15, 2008. Mr. Hu continues to serve as a director of the Company. Prior to April 2, 2004, Mr. Hu was the President and Chief Executive Officer of Syscan, Inc., our wholly-owned subsidiary.  Mr. Hu has over 21 years of experience in the high-tech industry and has held various management related positions within organizations related to color graphic imaging input scanning, display output and imaging communication product development, manufacturing and sales and marketing.  Before joining Syscan, Inc. in April 1998, Mr. Hu held senior management positions at Microtek, Xerox, OKI, AVR, DEST, Olivetti and Grundig.  Mr. Hu holds a bachelor's degree in Engineering Science from National Cheng-Kung University, Taiwan, and a master's degree in Computer Science and Engineering from California State University, Chico, USA.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons during the year ended December 31, 2008.

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

Board of Directors Meetings and Subcommittees

Attendance at Board Meetings and Annual Shareholders’ Meeting

The Board held three meetings in 2008. We expect each director to attend every meeting of the Board as well as the annual meeting. In 2008, each director attended the 2008 Annual Stockholders’ Meeting, with the exception of Darwin Hu.  All directors attended at least 75% of the meetings of the Board in 2008.

Beginning in 2009, our Board began holding sessions for the independent directors to meet without management present.

Audit Committee and Financial Expert

Our Board of Directors did not have a separate audit committee during 2008.  As such, the entire Board of Directors acted as our Audit Committee.  We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  However, as part of implementing Sarbanes Oxley and to strengthen and improve our internal disclosure controls and procedures, our Board established an Audit Committee on January 20, 2009 that includes all of DCT’s independent directors.  Subsequent to that date, the Audit Committee began assisting the Board in its general oversight of our financial reporting, internal controls, and is responsible for the appointment, retention, compensation, and oversight of the work of our independent registered public accounting firm. The Board has determined that Mr. Musso meets the SEC’s qualifications to be an “audit committee financial expert,” including meeting the relevant definition of an “independent director.”   The Board determined that each Audit Committee member has sufficient knowledge in reading and understanding the Company’s financial statements to serve on the Audit Committee. On March 31, 2009, the Audit Committee adopted a written charter, which is attached to this Annual Report on Form 10-K at Exhibit 99.1.  The Audit Committee will review and reassess the adequacy of the charter on an annual basis.

Compensation Committee

As all our executive officers are currently under employment agreements, we do not have a separate compensation committee.   At this point, we do not intend to establish a separate compensation committee as this function will be performed by our independent directors.

Nominating Committee

At this time, we do not have a separate nominating committee as this function is performed by our full Board of Directors. Our entire Board of Directors is active in the nominating process. Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors. The Board of Directors carefully considers nominees regardless of whether they are nominated by shareholders or existing board-members.

Shareholder Communication

We communicate regularly with shareholders through press releases, as well as annual and quarterly reports. Our investor relations department and Corporate Secretary address investor concerns on an on-going basis. We may also address such concerns through our website at www.docucap.com.

Interested parties, including shareholders and other security holders, may communicate directly with our Board of Directors or with individual directors by writing to the Corporate Secretary at 1798 Technology Drive Suite 178, San Jose, California 95110 or call 1-408-436-9888 ext. 207.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding securities authorized for issuance under Equity Compensation Plans, and the equity compensation plan information table see Part II, “Item 5: Market for Common Equity and Related Stockholder Matters.”

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth, for the years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the year ended December 31, 2008: (i)individuals who served as, or acted in the capacity of, our principal executive officer and principal financial officer for the year ended December 31, 2008; and (ii) our only other executive officer whose salary bonus exceeded $100,000 with respect to the years ended December 31, 2008 and 2007 and who was employed by us at December 31, 2008.

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary ($)		Option Awards(2) ($)		All Other Compensation (3) ($)	Total Compensation ($)
David Clark, Chief Executive Officer and Director	2008 2007	186,458 150,000		175,188 194,400	(5) (6)	-0- -0-	361,646 344,400
William Hawkins, President, Chief Operating Officer, Secretary and Director	2008 2007	191,875 160,000		175,188 194,400	(7) (8)	7,675 3,633	374,738 358,033
M. Carolyn Ellis, Chief Financial Officer	2008 2007	148,750 22,500	(4)	109,493 99,000	(9) (10)	4,559 -0-	262,802 121,500

 (1)DCT did not have any bonuses, stock awards, non-equity incentive plan compensation or non-qualified deferred compensation earnings during 2008 or 2007.

(2)Although there are a number of ways that the value of an equity award may be expressed, under SEC rules the values reported in the Option Award column of the Summary Compensation Table represent the dollar amount, without any risk of forfeiture, recognized for financial reporting purposes related to grants of options to each of the listed officers.  DCT calculated these amounts in accordance with the provisions of Statement of Financial Accounting Standards 123-R, Share-Based Payment.  See “Note 4:  Employee Equity Incentive Plans” in Part II, Item 8 – Financial Statements of this Form 10-K.

(3)Represents the Company’s match on the named executives’ 401(k) contribution.

(4) Represents actual salary payments from November 1, 2007 through December 31, 2007 based on an annual salary of $135,000.

(5) Represents the total fair value (as discussed in (2) above) of 600,000 incentive stock options granted during the year ended December 31, 2008, of which 100,000 were for serving as a DCT director.  One-third of the options vest on July 15, 2009, one-third vest on July 15, 2010 and one-third vest on July 15, 2011.

(6) Represents the total fair value (as discussed in (2) above) of 400,000 incentive stock options granted during the year ended December 31, 2007, of which 80,000 were for serving as a DCT director.  One-third of the options vested on March 28, 2007, one-third vested on March 28, 2008 and one-third vest on March 28, 2009.

(7) Represents the total fair value (as discussed in (2) above) of 600,000 incentive stock options granted during the year ended December 31, 2008, of which 100,000 were for serving as a DCT director.  One-third of the options vest on July 15, 2009, one-third vest on July 15, 2010 and one-third vest on July 15, 2011.

(8) Represents the total fair value (as discussed in (2) above) of 400,000 incentive stock options granted during the year ended December 31, 2007.  One-third of the options vested on March 28, 2007, one-third vested on March 28, 2008 and one-third vest on March 28, 2009.

(9) Represents the total fair value (as discussed in (2) above) of 375,000 incentive stock options granted during the year ended December 31, 2008.  One-third of the options vest on July 15, 2009, one-third vest on July 15, 2010 and one-third vest on July 15, 2011.

(10) Represents the total fair value (as discussed in (2) above) of 150,000 non-qualified stock options granted during the year ended December 31, 2007. All options vested on November 1, 2008.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding unexercised stock options, stock that has not vested, and equity incentive plan awards at December 31, 2008 by the named executive officers.

OUTSTANDING EQUITY AWARDS TABLE

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Exercise Price ($)	Expiration Date
David Clark	343,465	-		-	0.01	4/26/2012
Chief Executive Officer	213,333	106,667	(1)	-	0.70	3/25/2017
and Director	53,334	26,666	(1)	-	0.70	3/25/2017
	-	500,000	(2)	-	0.30	7/13/2018
	-	100,000	(2)	-	0.30	7/13/2018
William Hawkins	598,850	-		-	0.01	4/26/2012
President,	266,667	133,333	(1)	-	0.70	3/25/2017
Chief Operating Officer,	-	500,000	(2)	-	0.30	7/13/2018
Secretary and Director	-	100,000	(2)	-	0.30	7/13/2018
M. Carolyn Ellis Chief Financial Officer	150,000 -	- 375,000	(2)	- -	0.60 0.30	10/30/2014 7/13/2018

(1)All of the unexercisable options at December 31, 2008 will vest on March 28, 2009.

(2)One-third of the unexercisable options at December 31, 2008 vest on July 15, 2009, one-third vest on July 15, 2010 and one-third vest on July 15, 2011.

SARS/Long-Term Incentive Plans – Awards in Last Fiscal Year

No stock appreciation rights or long-term incentives were awarded to any executive officer or director during the year ended December 31, 2008.

Compensation of Directors

The general policy of the Board is that compensation for directors should consist primarily of equity-based compensation.

The following table details the total compensation earned by DCT’s non-employee director during the year ended and as of December 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)		Total Compensation ($)
Edward Straw	-	297,643	(2)	297,643
Frank Musso	-	29,198	(3)	29,198
Darwin Hu	-	29,198	(3)	29,198
Lawrence Liang	10,000	-		10,000

(1) Although there are a number of ways that the value of an equity award may be expressed, under SEC rules the values reported in the Option Award column of the Summary Compensation Table represent the dollar amount, without any risk of forfeiture, recognized for financial reporting purposes related to grants of options to each of the listed officers.  DCT calculated these amounts in accordance with the provisions of Statement of Financial Accounting Standards 123-R, Share-Based Payment.  See “Note 4:  Employee Equity Incentive Plans” in Part II, Item 8 – Financial Statements of this Form 10-K.

(2) Represents the total fair value (as discussed in (1) above) of 1,000,000 incentive stock options granted during the year ended December 31, 2008, for serving as DCT’s Chairman of the Board.  One-fourth of the options vest on July 15, 2009, one-fourth vest on July 15, 2010, one-fourth on July 2011 and one-fourth on July 15, 2012.

(3) Represents the total fair value (as discussed in (1) above) of 100,000 incentive stock options granted during the year ended December 31, 2008, for serving as director.  One-third of the options vest on July 15, 2009, one-third vest on July 15, 2010 and one-third vest on July 15, 2011.

Employment Contracts

David Clark, Chief Executive Officer and Director

Mr. Clark has been our Chief Executive Officer since March 1, 2008 and prior thereto served as Senior Vice President of Business Development and a director since July 15, 2004.

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

On January 18, 2008, we entered into an addendum to the April 2005 employment agreement with Mr. Clark (the “Clark Addendum”). The Clark Addendum extended the initial term of Mr. Clark's employment with the Company for an additional six months, from thirty-six months to forty-two months, commencing on April 26, 2005. In addition, the Clark Addendum provided for an increase in Mr. Clark's annual base salary from $150,000 to $175,000 effective January 1, 2008. The Clark Addendum was filed as Exhibit 10.11 to our Form 10-KSB for the year ended December 31, 2007.

On February 26, 2008, we entered into an addendum to the employment agreement with Mr. Clark (the “Clark Second Addendum”). The Clark Second Addendum amended Mr. Clark’s employment agreement to reflect his new position as Chief Executive Officer of the Company and his resignation as Chief Investment Officer of the Company effective March 1, 2008. The Clark Second Addendum was filed as Exhibit 10.31 to our Form 10-KSB for the year ended December 31, 2007.

On July 15, 2008, we entered into an addendum to the employment agreement with Mr. Clark (the “Clark Third Addendum”). The Clark Third Addendum amends Mr. Clark’s employment agreement and the other Clark Addenda to (i) extend the expiration date of the employment agreement to December 31, 2010; (ii) increase Mr. Clark’s annual base salary to $200,000 from $175,000; (iii) change the geographic location provision of the “Termination by Employee” section of the Employment Agreement to Palm Beach County, Florida from San Jose, California; (iv) extend the term of his severance and C.O.B.R.A premium payments to twelve (12) months from six (6) months; and (v) add an arbitration provision to the “Termination by Employer” section of the employment agreement. The Clark Third Addendum was filed as Exhibit 10.2 to our Form 8-K filed on July 21, 2008.

William Hawkins, President, Chief Operating Officer, Director and Secretary

Mr. Hawkins became our President on March 1, 2008 and prior thereto served as Chief Operating Officer and Secretary since April 2, 2004. On June 8, 2007, he was appointed to our board of directors.

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

On January 18, 2008, we entered into an addendum to the April 2005 employment agreement with Mr. Hawkins (the “Hawkins Addendum”). The Hawkins Addendum extended the initial term of Mr. Hawkins’ employment with the Company for an additional six months, from thirty-six months to forty-two months, commencing on April 26, 2005. In addition, the Hawkins Addendum provided for an increase in Mr. Hawkins' annual base salary from $160,000 to $180,000 effective January 1, 2008. The Hawkins Addendum was filed as Exhibit 10.10 to our Form 10-KSB for the year ended December 31, 2007.

On February 26, 2008, we entered into an addendum to the employment agreement with Mr. Hawkins (the “Hawkins Second Addendum”). The Hawkins Second Addendum amended Mr. Hawkins’ employment agreement and the Hawkins Addendum to include his new position as President of the Company effective March 1, 2008. The Hawkins Second Addendum was filed as Exhibit 10.30 to our Form 10-KSB for the year ended December 31, 2007.

On July 15, 2008, we entered into an addendum to the employment agreement with Mr. Hawkins (the “Hawkins Third Addendum”). The Hawkins Third Addendum amends Mr. Hawkins’ employment agreement and the other Hawkins Addenda to (i) extend the expiration date of the employment agreement to December 31, 2010; (ii) increase Mr. Hawkins’ annual base salary to $200,000 from $185,000; (iii) extend the term of his severance and C.O.B.R.A premium payments to twelve (12) months from six (6) months; and (iv) add an arbitration provision to the “Termination by Employer” section of the employment agreement. The Hawkins Third Addendum was filed as Exhibit 10.3 to our Form 8-K filed on July 21, 2008.

M. Carolyn Ellis, Chief Financial Officer

In November 2007, we entered into an employment agreement with Ms. M. Carolyn Ellis pursuant to which she agreed to serve as our Chief Financial Officer. The agreement provides for an initial term of twelve months, an annual salary to Ms. Ellis of $135,000 and an annual bonus to be determined by our board of directors. In connection with the agreement, Ms. Ellis was issued non-qualified options to purchase up to 150,000 shares of our common stock at an exercise price of $0.60 per share. The options vested on November 1, 2007.  The agreement also provides for the executive’s ability to participate in our health insurance program. In the event that Ms. Ellis’ employment is terminated other than with good cause, she will receive a payment of the lesser of her then remaining salary due pursuant to the employment agreement or three months of base salary at her then current annual salary. Ms. Ellis’ employment agreement was filed as Exhibit 10.12 to our Form 10-KSB for the year ended December 31, 2007.

On July 15, 2008, we entered into an addendum to the employment agreement with Ms. M. Carolyn Ellis (the “Ellis Addendum”). The Ellis Addendum amends Ms. Ellis’ employment agreement (i) extend the expiration date of the employment agreement to December 31, 2010; (ii) increase Ms. Ellis’ annual base salary to $165,000 from $135,000; (iii) change the geographic location provision of the “Termination by Employee” section of the Employment Agreement to San Diego, California from San Jose, California; (iv) extend the term of her severance and C.O.B.R.A premium payments to twelve (12) months from six (6) months; and (v) add an arbitration provision to the “Termination by Employer” section of the employment agreement. The Ellis Addendum was filed as Exhibit 10.4 to our Form 8-K filed on July 21, 2008.

Report on Repricing of Options/SARs

We did not re-price any options or SARS during the year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 1, 2009, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them. As of March 1, 2009 there were 18,443,770 shares of our common stock outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned(1)	Percentage of Common Shares Beneficially Owned

Richard Dietl (2)	7,973,514	36.9%
Syscan Imaging Limited (3)	3,173,514	17.2
Directors and Executive Officers:
Edward Straw (4)	-	*
William Hawkins (5)	1,398,850	7.2
David Clark (6)	1,243,465	6.5
M. Carolyn Ellis (7)	150,000	*
Darwin Hu (8)	1,578,850	8.1
Frank Musso (9)	-	*
All Directors and Officers as a group (6 persons)	4,371,165	20.4

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

(2) Includes (i) 4,800,000 shares of common stock and (ii) 3,173,514 shares of common stock issuable upon the exercise of an option granted to Mr. Dietl by Syscan Imaging Ltd. to purchase all of the remaining shares held by Syscan Imaging Ltd., which is currently exercisable. Does not include 750,000 shares of common stock underlying options that are not exercisable within the next 60 days. The address for Mr. Dietl is One Penn Plaza, 50 th  Floor, New York, NY 10119.

(3) The sole shareholder of Syscan Imaging Limited is Syscan Technology Holdings Limited (“STH”), a publicly-held company whose shares are listed on The Growth Enterprise Market of the Stock Exchange of Hong Kong Limited. The address for Syscan Imaging Limited is Unit C, 21st Floor, 9-23 Shell Street, North Point , Hong Kong.

(4) Does not include 1,000,000 shares of common stock underlying options granted to Mr. Straw that are not exercisable within the next 60 days.

(5) Includes (i) 400,000 shares of common stock and (ii) 998,850 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 600,000 shares of common stock underlying options that are not exercisable within the next 60 days.

(6) Includes (i) 500,000 shares of common stock and (ii) 743,465 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 600,000 shares of common stock underlying options that are not exercisable within the next 60 days.

(7) Includes 150,000 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.  Does not include 375,000 shares of common stock underlying options granted to Ms. Ellis that are not exercisable within the next 60 days.

(8) Includes (i) 500,000 shares of common stock and (ii) 1,078,850 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 100,000 shares of common stock underlying options that are not exercisable within the next 60 days.

(9) Does not include 200,000 shares of common stock underlying options granted to Mr. Musso that are not exercisable within the next 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2008, we entered into the following transactions required to be reported under Item 404 of Regulation S-K (“Item 404”):

Certain Relationships and Related Transactions

Manufacturing of Our Product

We purchase the majority of our finished scanner imaging products from Shenzhen Syscan Technology (“SST”), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"), the parent company of our former majority stockholder.

Purchases from SST totaled $6,816,000 and $8,369,000 for the years ended December 31, 2008 and 2007, respectively.  All purchases from SST were carried out in the normal course of business. We have established a pricing agreement with SST, which is negotiated semi-annually.  We believe the quality of the product as well as the price we pay for the product is far more favorable to us than we could attain from an unrelated manufacturer.

As a result of these purchases, DCT was liable to SST for $393,000 and $578,000 at December 31, 2008 and 2007, respectively.

Related-Party Net Sales

During the year ended December 31, 2008, DCT recorded net sales totaling $57,000 for finished scanners sold to SST.  The related cost of goods sold was $41,000.  This transaction contained similar terms and conditions as for other transactions of this nature entered into by DCT.

Director Independence

Each of Messrs. Straw, Musso and Hu qualify as “independent” in accordance with Rule 10A-3 of the Exchange Act.   Mr. Clark and Mr. Hawkins do not qualify as independent because they are DCT employees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

As previously discussed in Part II, Item 9 of this Form 10-K, Clancy and Co., P.L.L.C. (“Clancy”), the independent certified public accountants who had been engaged by DCT as the principal accountant to audit DCT’s consolidated financial statements, resigned effective January 9, 2009, which resignation was approved by the Company’s board of directors on such date.

Also on January 9, 2009, the Company’s Board of Directors approved the engagement of Hein & Associates LLP (“Hein”) as the Company’s new principal independent certified public accountants to audit the Company’s consolidated financial statements for the year ending December 31, 2008.

Prior to engaging Hein, the Company had not consulted Hein regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

The following table sets forth the fees billed to us by our independent registered public accounting firm for each of the last two fiscal years:

Fee Category	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit fees	$159,675	$79,413
Audit-related fees	-	-
Tax fees	4,350	4,550
All other fees	-	-

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of our interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements, including post-effective amendments to previously filed registration statements.

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

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm.

During the years ended December 31, 2008 and 2007, our Board of Directors had a policy of pre-approving all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Effective January 20, 2009, in connection with the establishment of our Audit Committee, the Board of Directors delegated the policy of pre-approving all audit and permissible non-audit services provided by the independent auditors to the Audit Committee.

ITEM 15.	EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
2.1	Share Exchange Agreement by and among Bankengine Technologies, Inc., Michael Xirinachs, Syscan Inc. and Syscan Imaging Limited	Incorporated by reference to Exhibit 99.1 to Form 8-K as filed April 19, 2004
3.1	Certificate of Incorporation, dated February 15, 2002	Incorporated by reference to Exhibit 3.1 to Form 10-KSB as filed March 31, 2005
3.2	Certificate of Amendment to the Company's Certificate of Incorporation dated March 19, 2004	Incorporated by reference to Exhibit 3.2 to Form 10-KSB as filed March 31, 2005
3.4	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to Form 10-KSB as filed March 31, 2005
3.5	Certificate of Amendment to the Company's Certificate of Incorporation dated June 23, 2006	Incorporated by reference to Exhibit 3.5 to Form 10-QSB as filed August 21, 2006
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Stock as filed with the Secretary of State of the State of Delaware on June 10, 2006	Incorporated by reference to Exhibit 10.4 to Form 8-K as filed August 14, 2006
10.1	Form of Series B Convertible Preferred Stock and Common Stock Warrant Purchase Agreement entered into by and between the Company and the purchasers	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed August 14, 2006
10.2	Form of Common Stock Purchase Warrant	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed August 14, 2006
10.3	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.3 to Form 8-K as filed August 14, 2006
10.4	Loan and Security Agreement by and among Silicon Valley Bank, the Company and Syscan Inc. dated September 13, 2007	Incorporated by reference to exhibit 10.1 to Form 8-K dated September 19, 2007
10.5	Cross Corporate Continuing Guarantee by the Company and Syscan Inc. in favor of Silicon Valley Bank dated September 13, 2007	Incorporated by reference to exhibit 10.2 to Form 8-K dated September 19, 2007
10.6	Shares Buy-back Agreement between the Company and Syscan Imaging Limited	Incorporated by reference to exhibit 10.1 to Form 10-QSB dated November 14, 2007
10.7	Loan Agreement entered into by and between the Company and Montage Capital, LLC on September 27, 2007	Incorporated by reference to exhibit 10.2 to Form 10-QSB dated November 14, 2007
10.8	Warrant to Purchase Stock to Montage Capital, LLC	Incorporated by reference to exhibit 10.3 to Form 10-QSB dated November 14, 2007
10.9	Warrant to Purchase Stock to North Atlantic Resources Limited	Incorporated by reference to exhibit 10.4 to Form 10-QSB dated November 14, 2007
10.9	2002 Amended and Restated Stock Option Plan	Incorporated by reference to Exhibit 10.4 to Form 10-KSB as filed March 31, 2005
10.10	2006 Stock Option Plan	Incorporated by reference to Exhibit 10.8 to Form 10-QSB as filed August 21, 2006
10.11	Employment Agreement entered between the Company and William Hawkins dated April 26, 2005	Incorporated by reference to Exhibit 10.6 to Form 8-K as filed May 2, 2005
10.12	Employment Agreement entered between the Company and David P. Clark dated April 26, 2005	Incorporated by reference to Exhibit 10.7 to Form 8-K as filed May 2, 2005

Exhibit Number	Description of Exhibit	Method of Filing
10.13	Employment Agreement entered between the Company and M. Carolyn Ellis dated November 1, 2007	Incorporated by reference to exhibit 99.1 to Form 8-K dated November 7, 2007
10.14	Addendum to Employment Agreement entered between the Company and William Hawkins dated January 18, 2008	Incorporated by reference to Exhibit 10.2 to Form 8-K das filed January 23, 2008
10.15	Addendum to Employment Agreement entered between the Company and David P. Clark dated January 18, 2008	Incorporated by reference to Exhibit 10.3 to Form 8-K as filed January 23, 2008
10.16	Addendum to Employment Agreement dated February 26, 2008 by and between the Document Capture Technologies, Inc. and William Hawkins	Incorporated by reference to Exhibit 10.2 to form 8-K as filed March 3, 2008
10.17	Addendum to Employment Agreement dated February 26, 2008 by and between the Document Capture Technologies, Inc. and David Clark	Incorporated by reference to Exhibit 10.3 to form 8-K as filed March 3, 2008
10.18	Addendum to Employment Agreement entered between the Company and William Hawkins dated July 15, 2008	Incorporated by reference to exhibit 10.3 to Form 8-K dated July 21, 2009
10.19	Addendum to Employment Agreement entered between the Company and David P. Clark dated July 15, 2008	Incorporated by reference to exhibit 10.2 to Form 8-K dated July 21, 2009
10.20	Addendum to Employment Agreement entered between the Company and M. Carolyn Ellis dated July 15, 2008	Incorporated by reference to exhibit 10.4 to Form 8-K dated July 21, 2009
10.21	Stock Option Agreement between the Company and William M. Hawkins dated April 26, 2005	Filed herewith
10.22	Stock Option Agreement between the Company and David P. Clark dated April 26, 2005	Filed herewith
10.23	Stock Option Agreement between the Company and M. Carolyn Ellis dated November 1, 2007	Incorporated by reference to exhibit 99.2 to Form 8-K dated November 7, 2007
10.24	Stock Option Agreement between the Company and Edward Straw dated July 15, 2008	Filed herewith
10.25	Lease Agreement by and between the Company and Airport II Property Management, LLC most recently amended on March 24, 2008	Filed herewith
14.1	Code of Ethics adopted by the Company's Board of Directors as amended February 2008	Incorporated by reference to Exhibit 14.1 to form 8-K as filed March 3, 2008
21	List of Subsidiaries	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
32.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith
99.1	Audit Committee Charter of Document Capture Technologies as adopted March 31, 2009	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ David P. Clark	Chief Executive Officer	April 15, 2009
David P. Clark	(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David P. Clark	Chief Executive Officer and Director	April 15, 2009
David P. Clark	(Principal Executive Officer)

/s/ William Hawkins	President, Chief Operating Officer, Secretary and Director	April 15, 2009
William Hawkins .

/s/Edward Straw	Chairman	April 15, 2009
Edward Straw

/s/ Frank Musso	Director	April 15, 2009
Frank Musso

/s/Darwin Hu	Director	April 15, 2009
Darwin Hu

/s/M. Carolyn Ellis	Chief Financial Officer	April 15, 2009
M. Carolyn Ellis	(Principal Financial Officer)