Form 10-Q
period 2009-03-31
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2009-05-15
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009

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

The number of shares of Common Stock outstanding as of May 12, 2009 was 18,468,770.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

INDEX

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements
DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$207	$405
Trade receivables	1,249	1,366
Inventories, net	1,346	1,353
Prepaid expenses and other current assets	137	99
Total current assets	2,939	3,223

Fixed assets, net	95	98
Total assets	$3,034	$3,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$349	$-
Trade payables to related parties	241	393
Trade payables and other accrued expenses	390	398
Income taxes payable	-	75
Deferred revenue and customer deposits	138	187
Fair value of warrant liability	350	350
Total current liabilities	1,468	1,403

Liability under derivative contracts	8	9

Total liabilities	1,476	1,412

Commitments and contingencies (Note 11)

Convertible preferred stock:
Series B convertible preferred stock, $.001 par value, 2,000 authorized, 1.5 shares issued and outstanding at March 31, 2009 and December 31, 2008; liquidation value of $150 at March 31, 2009 and December 31, 2008	132	120

Stockholders’ equity:
Common stock $.001par value, 50,000 authorized, 18,469 and 18,444 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	18	18
Additional paid-in capital	34,893	34,602
Accumulated deficit	(33,485)	(32,831)
Total stockholders’ equity	1,426	1,789
Total liabilities and stockholders’ equity	$3,034	$3,321

*Amounts derived from the audited financial statements for the year ended December 31, 2008.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008

Net sales	$2,015	$2,538

Cost of sales	1,237	1,805

Gross profit	778	733

Operating expenses:
Selling, general and administrative	1,189	961
Research and development	231	203
Total operating expenses	1,420	1,164

Operating loss	(642)	(431)

Total other income (expense)	-	(47)

Net loss before income taxes	(642)	(478)
Provision for income taxes	-	2

Net loss	(642)	(480)
Accretion of preferred stock redemption value	(12)	(89)
Preferred stock dividends	-	(13)
Deemed dividend on preferred stock	-	(231)
Net loss available to common stockholders	$(654)	$(813)

Net loss available to common stockholders per common share – basic and diluted	$(0.04)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	18,463	16,442

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2009	2008

Operating activities:
Net loss	$(642)	$(480)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation expense	10	16
Stock-based compensation cost – options	180	110
Fair value of common stock and warrants issued for services rendered	111	34
Interest expense attributable to amortization of debt issuance costs	-	84
Change in fair value of derivative instruments	(1)	17
Other non-cash non-operating income/expenses, net	-	(104)
Changes in operating assets and liabilities:
Trade receivables	117	846
Inventories	7	206
Prepaid expenses and other current assets	(38)	3
Trade payables to related parties	(152)	137
Trade payables and other current liabilities	(8)	(127)
Income taxes payable	(75)	-
Deferred revenue and customer deposits	(49)	-
Cash (used) provided by operating activities	(540)	742

Investing activities:
Cash proceeds from sale of assets	-	400
Capital expenditures	(7)	-
Cash (used) provided by investing activities	(7)	400

Financing activities:
Net advances (payments) on bank line of credit	349	(1,321)
Payments on notes payable	-	(300)
Proceeds from exercise of employee stock options	-	8
Cash provided (used) by financing activities	349	(1,613)

Net decrease in cash and cash equivalents	(198)	(471)

Cash and cash equivalents at beginning of period	405	1,770

Cash and cash equivalents at end of period	$207	$1,299

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$4	$63
Income taxes	$75	$2

Non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$-	$1,341

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DCT have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2009. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2009.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Certain accounts have been reclassified to conform to the current period presentation.  Such reclassifications did not affect DCT’s total net sales, operating loss, net loss available to common stockholders, financial position or liquidity.

Note 2 – Recent Accounting Pronouncements

Pronouncements Adopted During the Current Reporting Period

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133 and related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and, as such, SFAS 161 was adopted by DCT on January 1, 2009 and had no impact on the consolidated financial position, cash flows and results of operations as of or for the three months ended March 31, 2009.

In May 2008, the FASB issued a FASB Staff Position (“FSP”) APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 was adopted by DCT on January 1, 2009 and had no impact on the consolidated financial position, cash flows and results of operations as of or for the three months ended March 31, 2009.

In June 2008, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF-07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. EITF 07-5 was adopted by DCT on January 1, 2009 and had no impact on the consolidated financial position, cash flows and results of operations as of or for the three months ended March 31, 2009.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Purchases from SST totaled $1,173,000 and $1,380,000 for the three months ended March 31, 2009 and 2008, respectively.  All purchases from SST were carried out in the normal course of business. As a result of these purchases, DCT was liable to SST for $241,000 and $393,000 at March 31, 2009 and December 31, 2008, respectively.

Note 4 – Concentration of Credit Risk and Major Customers

Financial instruments that subject DCT to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents

DCT maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of March 31, 2009, DCT had consolidated balances of approximately $124,000, which were not guaranteed by the FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

Major Customers and Trade Receivables

A relatively small number of customers account for a significant percentage of DCT’s sales.  Customers that exceeded 10% of total revenues and accounts receivable were as follows:

	Three months Ended March 31,
	2009	2008
Customer A	33%	25%
Customer B	21	*
Customer C	10	21
Customer D	10	*
Customer E	*	28
Customer F	*	10

* Customer accounted for less than 10% for the period indicated.

Trade receivables from these customers totaled $1,143,000 at March 31, 2009.  As of March 31, 2009, all the Company's trade receivables were unsecured.

Note 5 – Concentration of Supplier Risk

DCT purchases substantially all finished scanner imaging products from one vendor that is also a wholly-owned subsidiary of the parent company of its former majority stockholder. See Note 3.  If this vendor became unable or unwilling to provide materials in a timely manner and DCT was unable to find alternative vendors, DCT's business, operating results and financial condition would be materially adversely affected.

Note 6 – Employee Equity Incentive Plans

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

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Stock Options

DCT issues options under two different stock option plans (both approved by shareholders) as well as through employment agreements with key employees, executives and consultants (approved by the board of directors on a case-by-case basis).  The following table sets forth, by the respective option plan, certain aspects of DCT’s stock options as of March 31, 2009:

	Option Approval Method			Options Outstanding and Options Available
Description	Board of Directors	Board of Directors and Shareholders	Total	Outstanding	Available For Future Grant	Total
2002 Amended and Restated Stock Option Plan	-	3,200,000	3,200,000	3,200,000	-	3,200,000
Key Personnel Option Grants	6,650,000	-	6,650,000	4,891,165	-	4,891,165
2006 Stock Option Plan		2,500,000	2,500,000	1,454,333	1,045,667	2,500,000
Total	6,650,000	5,700,000	12,350,000	9,545,498	1,045,667	10,591,165

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in DCT’s Statements of Operations (in thousands):
	Three Months Ended March 31,
	2009	2008
Selling, general and administrative	$147	$86
Research and development	33	24
	$180	$110

At March 31, 2009, DCT had approximately $1,289,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

Stock Option Activity and Outstanding

DCT had the following stock option activity during the three months ended March 31, 2009:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2008	9,295,498	$0.32
Granted	250,000	0.49
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2009	9,545,498	$0.32

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes all options outstanding and exercisable by price range as of March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.01	2,241,165	3.07	$0.01	2,241,165	$0.01
$0.30	5,035,000	9.29	$0.30	-	-
$0.45 - $0.51	250,000	6.81	$0.49	-	-
$0.60 - $0.70	2,019,333	9.81	$0.69	2,019,333	$0.69
	9,545,498			4,260,498

The “intrinsic value” of options is the excess of the value of DCT stock and the exercise price of such options.  The total intrinsic value of options outstanding was approximately $1,378,000 and $1,870,000 at March 31, 2009 and December 31, 2008, respectively. The total intrinsic value for exercisable options was $874,000 and $1,031,000 at March 31, 2009 and December 31, 2008, respectively.

Note 7 – Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  Common stock equivalents of 3,885,000 and 2,883,000 were not considered in calculating DCT’s diluted net loss per common share for the three months ended March 31, 2009 and 2008, respectively, as their effect would be anti-dilutive.  As a result, for all periods presented, DCT’s basic and diluted net loss per common share is the same.

Note 8 – Equity

Common Stock

DCT’s Board of Directors approved the issuance of 25,000 restricted common shares to a consultant for investor relations services rendered during the three months ended March 31, 2009.  The common shares have piggyback registration rights to the next registration statement filed by DCT.  DCT amortized the estimated fair value of the common shares ratably over the service period, which was completed prior to March 31, 2009. Accordingly, $11,000 was charged to selling, general and administrative expense and credited to additional paid-in capital during the three months ended March 31, 2009.

Preferred Stock

Preferred Stock Accounting Treatment

Preferred Stock Classification.  Pursuant to EITF 00-19, Accounting for Derivative Financial Instruments (“EITF 00-19”), and EITF Topic D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), DCT’s series A 5% cumulative convertible redeemable preferred stock (“Series A Stock”) and series B convertible redeemable preferred stock (“Series B Stock”) was reported as temporary equity.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Likely Embedded Derivative.  Under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and EITF 00-19, the conversion feature of DCT’s Series A Stock (until the March 15, 2008 maturity date) and Series B Stock are derivative instruments (referred to collectively as “Derivative Instruments”) that require bifurcation from the host contract.  Accordingly, the fair value of DCT’s outstanding Derivative Instruments has been recorded in DCT’s Balance Sheet as a liability.  The fair value of the Derivative Instruments is adjusted at each reporting date.  Increases in the estimated fair value of DCT’s Derivative Instruments are recorded as non-operating expense on DCT’s Statements of Operations.  Decreases in the estimated fair value of DCT’s Derivative Instruments are recorded as non-operating income on DCT’s Statements of Operations.

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

The fair values of DCT’s Derivative Instruments were determined under the following assumptions:

	March 31, 2009	December 31, 2008
Series B Stock remaining contractual term (years)	0.35	0.6
Expected volatility	137%	111%
Expected dividend yield	-	-
Risk free interest rate	0.2%	0.3%

See further discussion and disclosure of fair value at Note 9.

Preferred Stock Activity

DCT had no preferred stock activity during the three months ended March 31, 2009.

Series A Stock Dividends

Through the maturity date of March 15, 2008, DCT’s Series A Stock called for cumulative dividends at a rate of five percent per annum, payable semiannually on July 1 and January 1.  Dividends were payable in cash, by accretion of the stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Series A Stock or to pay for dividends in cash or in shares of common stock, was at DCT’s discretion.  DCT did not pay any cash dividends on its Series A Stock.  During the three months ended March 31, 2008, Series A Stock dividends were approximately $13,000, and were recorded as a reconciling item adjusting reported net loss to net loss available to common stockholders.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC.
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

Common Stock Warrants

DCT had the following common stock warrant activity during the three months ended March 31, 2009:

Warrants
Outstanding at December 31, 2008	3,284,000
Cancelled	(25,000)
Outstanding at March 31, 2009	3,259,000

The following table summarizes certain aspects of DCT’s outstanding warrants as of March 31, 2009:

Warrants Issued in Connection with:	Number of Shares	Number of Shares Vested	Exercise Price	Issuance Date	Expiration Date
Series A Stock	186,500	186,500	$1.00	3/15/05	3/15/10
Series A Stock	932,500	932,500	2.00	3/15/05	3/15/10
Series B Stock	675,000	675,000	1.50	8/7/06	8/7/09
Consulting agreement	90,000	90,000	0.65	1/1/07	1/1/10
Notes payable financing (Note 10)	650,000	650,000	0.60	9/26/07	9/26/12
Consulting agreement	110,000	110,000	0.65	1/1/08	1/1/11
Consulting agreement	615,000	615,000	0.60	11/6/08	11/6/11
	3,259,000	3,259,000

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

In certain instances, DCT issues warrants for investor relations services.  DCT amortizes the fair value of such warrants over the service period.  In connection with such common stock warrants issued and outstanding, DCT charged selling, general and administrative expense with the offset credit to additional paid in capital for $100,000 and $34,000 during the three months ended March 31, 2009 and 2008, respectively. DCT estimated the fair value of the warrants issued under the Black-Scholes valuation model using the following weighted average assumptions: contractual term of three years, 1.8% risk-free interest rate, expected volatility of 266% and expected dividend yield of 0%.

Note 9 – Fair Value

SFAS 157, Fair Value Measurements (“SFAS 157”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date.

SFAS 157 establishes three levels of inputs that may be used to measure fair value:
 Level 1. Quoted prices in active markets for identical assets or liabilities.  DCT had no Level 1 assets or liabilities at March 31, 2009.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.  DCT had no Level 2 assets or liabilities at March 31, 2009.

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

Level 3 liabilities were presented on DCT’s Balance Sheet as of March 31, 2009 as follows (in thousands):

Description	Balance Sheet Presentation	Fair Value (1)
Warrant liability for puttable warrants	Fair value of warrant liability	$350
Derivative liabilities	Liability under derivative contracts	8
		$358

(1) Fair value measurement at reporting date using significant unobservable inputs (Level 3).

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2009 (in thousands):

	Fair Value of Warrant Liability	Liability under Derivative Contracts	Total
Balance at December 31, 2008	$350	$9	$359
Unrealized gain included in Net loss	-	(1)	(1)
Balance at March 31, 2009	$350	$8	$358

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Note 10 – Bank Line of Credit

As of March 31, 2009, DCT had a $3,000,000 line of credit (“LOC”) at a commercial bank.  Borrowings under the LOC are limited to 80% of eligible accounts receivable and 40% of eligible inventory, as defined in the LOC agreement.  The LOC bears an annual interest rate of prime (3.25% at March 31, 2009) plus 1.25% for advances drawn against accounts receivables, with a minimum interest rate of 9%, and prime plus 2.25% for advances drawn against inventory, with a minimum interest rate of 10%.  Interest payments are due monthly and all unpaid interest and principal is due in full on September 13, 2009.  Upon certain events of default, the default variable interest rate increases to prime plus 5%. As of March 31, 2009, DCT had unused borrowing capacity of $744,000 on its LOC.

As of March 31, 2009, DCT was in compliance with all LOC debt covenants.

Note 11 – Commitments and Contingencies

Operating Leases

The Company is committed under various non-cancelable operating leases which extend through February 2011. Future minimum rental commitments as of March 31, 2009 are as follows (in thousands):

Year Ending March 31,	Future Minimum Lease Payments
2009	$219
2010	55
Total	$274

Employment Agreements

DCT maintains employment agreements with its executive officers which extend through 2010. The agreements provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, DCT maintains employment agreements with other key employees with similar terms and conditions.  As of March 31, 2009 termination payments totaling $1,026,000 remain in effect.

Consulting Agreement

Effective November 6, 2008, DCT entered an investor relations consulting agreement for an initial term of six months.  Under the terms of the original contract, DCT agreed to pay the consultant (i) $10,000 per month for six months, (ii) up to $150,000 for additional marketing materials and activities, and (iii) 640,000 warrants (of which 25,000 were effectively cancelled during the three months ended March 31, 2009) with an exercise price of $0.60 per share, expiring in three years from the issuance date.  As of March 31, 2009, the remaining amount owed on the contract was $10,000.

Litigation, Claims and Assessments

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT’s financial condition, results of operations or cash flows.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Note 12 – Segment and Geographic Information

Segment Information

DCT currently operates in one segment, the design, development and delivery of various imaging technology solutions, most notably scanners, as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).

Geographic Information

During the three months ended March 31, 2009 and 2008, DCT recorded net sales throughout the U.S. and Europe as determined by the final destination of the product.  The following table summarizes total net sales attributable to significant countries (in thousands):

	Three Months Ended March 31,
	2009	2008
U.S.	$1,711	$2,351
Europe and other	304	187
	$2,015	$2,538

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Europe and Asia (in thousands):

	March 31, 2009	December 31, 2008
U.S.	$2,793	$3,093
Asia	50	59
Europe	191	169
	$3,034	$3,321

Assets located in Asia relate to tooling equipment required to manufacture DCT’s product.  Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Document Capture Technologies, Inc.’s (“DCT” or “Company”) unaudited condensed consolidated financial statements and notes included herein.  The results described below are not necessarily indicative of the results to be expected in any future period.  Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.  Readers are referred to DCT’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 15, 2009.  We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

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

•
Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•
Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows as of and for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

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

During 2008 DCT focused on re-aligning its operations toward its core revenue-generating competencies in an effort to cut costs and maximize profits. Looking forward, DCT has significant market opportunities in 2009 and we believe that with the corporate initiatives taken during 2008, we are well positioned to capitalize on such opportunities.

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

Our disclosures of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed since that report was filed.

Results of Operations

The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change

Net sales	$2,015	$2,538	$(523)	(21)%

Cost of sales	1,237	1,805	(568)	(31)

As a percentage of sales	61%	71%

Selling, general and administrative expense	1,189	961	228	24
Research and development expense	231	203	28	14

Total other income (expense)	-	(47)	NM	NM
Dividend and deemed dividend on 5% convertible preferred stock and accretion of preferred stock redemption value	(12)	(333)	NM	NM

NM = Not Meaningful

Net Sales

The decrease in net sales during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is attributable to the overall slowdown of the general economic and market conditions in the U.S. economy and the related slowdown of information technology (“IT”) capital spending.

Our international sales have grown significantly in both absolute dollars and as a percentage of our net sales as a result of (i) the increasing demand in the European markets for our products, and (ii) our continued efforts toward increasing our distribution network within this market.  Our European sales were $304,000, or 15% of net sales, and $187,000, or 7% of net sales, during the three months ended March 31, 2009 and 2008, respectively.  We expect our European sales to continue to increase as we continue to improve our ability to deliver all channel products from our Netherlands-based warehouse and improve our time-to-market.

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect this trend and resulting fluctuations to continue.  Although the number of scanners shipped during any quarter has fluctuated significantly, our average selling price has remained fairly stable and we expect this stability to continue for the foreseeable future.

Although we continually concentrate on expanding our significant customer base, our revenue remains dependent on a small number of significant customers.  Total sales to significant customers (customers who represent more than 10% of our net sales) were 74% and 84% during the three months ended March 31, 2009 and 2008, respectively.  See “Note 4:  Concentration of Credit Risk and Major Customers” in Part I, Item 1 of this Form 10-Q.   The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

Cost of Sales, Including Gross Profit

Cost of sales includes all direct costs related to the purchase of scanners, imaging modules and services related to the delivery of those items manufactured in China, and to a lesser extent engineering services and software royalties.  Cost of sales as a percentage of sales decreased during the three months ended March 31, 2009 compared to the same period in 2008 and was due to the following:

•	A higher proportion of overall net sales were generated from our more feature-rich products, which typically bear higher gross margins than our scanners with fewer product features;

•	The negotiated price reduction of some of our finished product;

•	The price reduction of certain third-party software as we move toward less costly value-add software; and

•	Our continued efforts toward reducing the cost of our products.

The above noted factors were somewhat offset by the fluctuation of the U.S. dollar against the Chinese Yuan.

We expect our cost of sales as a percentage of net sales to fluctuate somewhat during the remainder of 2009 as we experience changes in our product mix, the value of the U.S. dollar remains volatile and we work toward implementing further product cost reduction strategies.

Selling, General and Administrative Expense

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

The increase in selling and marketing expense during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily attributable to the following:

•
Increased stock-based compensation costs (a non-cash charge) to $147,000 during the three months ended March 31, 2009 from $86,000 during three months ended March 31, 2008.  See “Note 6:  Employee Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q.

•	Increased investor relations efforts associated with DCT’s initiatives toward increasing DCT’s awareness in the investment community.

•
Increased amortization of the fair value (a non-cash charge) of equity instruments issued for investor relations consulting services to $111,000 during the three months ended March 31, 2009 from $34,000 during the three months ended March 31, 2008.  See “Note 8:  Equity” in Part I, Item 1 of this Form 10-Q.

•	Increased legal fees associated with enforcing DCT’s patents.

We anticipate that selling, general and administrative expenses will continue to increase as our business continues to grow and the costs associated with being a public company continue to increase as a result of our reporting requirements including, but not limited to, expenses incurred to comply with the Sarbanes-Oxley Act of 2002.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production.  The increase during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was attributable to utilizing outside, specialized engineering contractors to enhance our product development program.

We anticipate that research and development expense will continue to increase over the long term as a result of the growth of our existing products, new product opportunities and any expansion into new markets and technologies. We remain committed to significant research and development efforts to extend our technology leadership in the imaging technology markets.

Total Other Income (Expense)

Our other income (expense) during the three months ended March 31, 2009 was immaterial to our results of operations.

The most significant component of our other income (expense) during the three months ended March 31, 2008 was a non-recurring $400,000 gain on sale of assets, which was offset by (i) the non-cash charge associated with the increase in the fair value of the liability for derivative contracts and (ii) increased debt.  The increased debt resulted in interest expense totaling  $147,000 during the three months ended March 31, 2008, of which $84,000 was non-cash and attributable to amortization of debt issuance costs.

Dividend and Deemed Dividend on Series A Stock and Accretion of Preferred Stock Redemption Value

During the three months ended March 31, 2009 and 2008, the total accretion on our preferred stock was $12,000 and $89,000, respectively.  The decrease was attributable to the maturity of our Series A Stock on March 15, 2008.

We accrued dividends on our Series A Stock through the March 15, 2008 maturity date, which totaled $13,000 for the three months ended March 31, 2008.  We do not pay dividends on our Series B Stock.

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

Liquidity and Capital Resources

At March 31, 2009, our principal sources of liquidity included cash and cash equivalents of $207,000 and an available borrowing capacity of $744,000 on our bank line of credit.  We had no significant cash outlays, except as part of our normal operations, during the three months ended March 31, 2009 or March 31, 2008.  Our sales generally have followed a seasonal trend. Historically, our sales have been higher in the second half of the year than in the first half of the year.  This seasonal trend has occurred during the past several years as well as during the three months ended March 31, 2009.  This historical trend has typically constrained our working capital during the first part of the year.  And although we expect the historical trend of higher sales in the second half of the year as compared to the first half of the year, there can be no assurance that it will continue in 2009, especially in light of the current economic downturn in the US economy.

Operating activities:  During the three months ended March 31, 2009, our operating activities used $540,000 of cash.  This was primarily a result of our $642,000 net loss, $300,000 of net non-cash expenses, and $198,000 net cash used by changes in operating assets and liabilities.  During the three months ended March 31, 2008, our operating activities provided $742,000 of cash.  This was primarily a result of our $480,000 net loss, $157,000 of net non-cash expenses and $1,065,000 net cash used by changes in operating assets and liabilities.  Non-cash items included in net loss for both the three months ended March 31, 2009 and 2008 include depreciation expense, stock-based compensation cost of options, fair value of equity instruments (including restricted common stock and warrants) issued for services rendered, and the change in fair value of our derivative instruments.  Changes in our operating assets and liabilities are indicative of the normal operational fluctuations related to the timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing activities:  Our investing activities for the three months ended March 31, 2009 were minimal capital purchases to support normal business operations.  During the three months ended March 31, 2008, cash provided by investing activities included $400,000 in cash proceeds from the sale of assets related to terminated research and development activities, which positively impacted our cash position.

Financing activities:  During the three months ended March 31, 2009, our financing activities consisted of a $349,000 draw against our bank line of credit to meet short-term obligations, including payment on the purchase of our product.  During the three months ended March 31, 2008, our financing activities consisted of paying down our bank line of credit and our notes payable according to the terms of the agreement.

Cash and Working Capital Requirements

Although our net sales have declined somewhat, we are actively controlling our operating expenses and we anticipate that future operating expenses will be aligned with our projected net sales.  If we successfully manage our projected net sales and control our operating expenses, of which there can be no assurance, management believes that current cash and other sources of liquidity are sufficient to fund normal operations through the next 12 months.

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

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One – Three	Three – Five
	Total	One Year	Years	Years

Long-term bank line of credit (1)	$349	$349	$-	$-
Series B Stock principal(2)	150	150	-	-
Operating lease obligations	274	219	55	-
Consulting agreement	10	10	-	-
Total contractual cash obligations	$783	$728	$55	$-

(1) As of March 31, 2009, DCT had a $3,000,000 line of credit (“LOC”) at a commercial bank.  Borrowings under the LOC are limited to 80% of eligible accounts receivable and 40% of eligible inventory, as defined in the LOC agreement.  The LOC bears an annual interest rate of prime (3.25% at March 31, 2009) plus 1.25% for advances drawn against accounts receivables, with a minimum interest rate of 9%, and prime plus 2.25% for advances drawn against inventory, with a minimum interest rate of 10%.  Interest payments are due monthly and all unpaid interest and principal is due in full on September 13, 2009.  Upon certain events of default, the default variable interest rate increases to prime plus 5%. As of March 31, 2009, DCT had unused borrowing capacity of $744,000 on its LOC.

As of March 31, 2009, DCT was in compliance with all LOC debt covenants.

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

Off-Balance Sheet Arrangements

At March 31, 2009, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

To the best of our knowledge, except for the commitments described in “Note 11: Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, there are no other known trends or demands, commitments, events or uncertainties that existed at March 31, 2009, which are likely to have a material effect on our future liquidity.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A – Risk Factors

There have been no changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 15, 2009.

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

Date: May 15, 2009
/s/ David P. Clark
David P. Clark, Chief Executive Officer

Date: May 15, 2009
/s/ M. Carolyn Ellis
M. Carolyn Ellis
Chief Financial Officer