Form 10-Q
period 2009-06-30
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2009-08-14
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009

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

The number of shares of Common Stock outstanding as of August 12, 2009 was 18,468,770.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

INDEX

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements
DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$1,462	$405
Trade receivables	1,383	1,366
Inventories, net	993	1,353
Prepaid expenses and other current assets	130	99
Total current assets	3,968	3,223

Fixed assets, net	126	98
Total assets	$4,094	$3,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,216	$-
Trade payables to related parties	116	393
Trade payables and other accrued expenses	532	398
Income taxes payable	-	75
Deferred revenue and customer deposits	138	187
Fair value of warrant liability	350	350
Total current liabilities	2,352	1,403

Liability under derivative contracts	-	9

Total liabilities	2,352	1,412

Commitments and contingencies (Note 11)

Convertible preferred stock:
Series B convertible preferred stock, $.001 par value, 2,000 authorized, 1.5 shares issued and outstanding at June 30, 2009 and December 31, 2008; liquidation value of $150 at June 30, 2009 and December 31, 2008	145	120

Stockholders’ equity:
Common stock $.001par value, 50,000 authorized, 18,469 and 18,444 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	18	18
Additional paid-in capital	35,011	34,602
Accumulated deficit	(33,432)	(32,831)
Total stockholders’ equity	1,597	1,789
Total liabilities and stockholders’ equity	$4,094	$3,321

*Amounts derived from the audited financial statements for the year ended December 31, 2008.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$3,002	$3,003	$5,017	$5,541

Cost of sales	1,824	2,020	3,061	3,825

Gross profit	1,178	983	1,956	1,716

Operating expenses:
Selling, general and administrative	911	511	2,100	1,472
Research and development	202	170	433	373
Total operating expenses	1,113	681	2,533	1,845

Operating income (loss)	65	302	(577)	(129)

Total other income (expense)	1	456	1	409
Net income (loss) before income taxes	66	758	(576)	280
Provision for income taxes	-	-	-	2

Net income (loss)	66	758	(576)	278
Dividend on Series A and accretion of Series A and Series B preferred stock redemption value	(13)	(12)	(25)	(114)
Deemed dividend on Series A preferred stock maturity and Conversion	-	-	-	(231)
Net income (loss) available to common stockholders	$53	$746	$(601)	$(67)

Basic income (loss) per common share	$0.00	$0.04	$(0.03)	$0.00
Diluted income (loss) per common share	$0.00	$0.04	$(0.03)	$0.00

Weighted average common shares outstanding	18,469	18,444	18,466	17,488
Weighted average common shares outstanding, assuming dilution	22,354	21,035	18,466	17,488

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2009	2008

Operating activities:
Net (loss) income	$(576)	$278
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation expense	27	26
Stock-based compensation cost – options	298	214
Fair value of common stock and warrants issued for services rendered	111	51
Other non-cash non-operating income/expenses, net	(9)	(494)
Changes in operating assets and liabilities:
Trade receivables	(17)	626
Inventories	360	411
Prepaid expenses and other current assets	(31)	(24)
Trade payables to related parties	(277)	90
Trade payables and other current liabilities	134	(382)
Income taxes payable	(75)	-
Deferred revenue and customer deposits	(49)	213
Cash (used) provided by operating activities	(104)	1,009

Investing activities:
Cash proceeds from sale of assets	-	550
Capital expenditures	(55)	-
Cash (used) provided by investing activities	(55)	550

Financing activities:
Net advances (payments) on bank line of credit	1,216	(1,487)
Payments on notes payable	-	(700)
Proceeds from exercise of employee stock options	-	8
Cash provided (used) by financing activities	1,216	(2,179)

Net increase (decrease) in cash and cash equivalents	1,057	(620)

Cash and cash equivalents at beginning of period	405	1,770

Cash and cash equivalents at end of period	$1,462	$1,150

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$-	$1,341

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

DCT’s business model was developed around intellectual property (“IP”) driven products sold primarily to original equipment manufacturers (“OEM”), private label brands and value added resellers (“VAR”) and can be found in a variety of applications including, but not limited to, the following:

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2009. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2009.

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

Certain accounts have been reclassified to conform to the current period presentation.  Such reclassifications did not affect DCT’s total net sales, operating income (loss), net income (loss) available to common stockholders, financial position or liquidity.

Note 2 – Recent Accounting Pronouncements

On June 29, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification” or “ASC”) as the complete source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On its effective date, the Codification will supercede all then-existing non-SEC accounting and reporting standards. The adoption of SFAS 168 will change the way the Company references current GAAP from referring to a particular Statement (i.e. SOP 90-7) to the related section of the Codification (i.e. ASC 852-10-45-1). As a result, the adoption of SFAS 168 will not have a material impact on the Company’s financial condition or results of operations.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance on management’s assessment of subsequent events. Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. SFAS 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements. SFAS 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. SFAS 165 is effective prospectively for interim and annual financial periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for its reporting period ending June 30, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial condition or results of operations. The Company has evaluated subsequent events up through the date of the filing of this report with the SEC.

In March 2008, the FASB issued SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133 and related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and, as such, SFAS 161 was adopted by DCT on January 1, 2009 and had no impact on the consolidated financial position, cash flows and results of operations as of or for the reporting period ending June 30, 2009.

In May 2008, the FASB issued a FASB Staff Position (“FSP”) APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 was adopted by DCT on January 1, 2009 and had no impact on the consolidated financial position, cash flows and results of operations as of or for the reporting period ending June 30, 2009.

In June 2008, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF-07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. EITF 07-5 was adopted by DCT on January 1, 2009 and had no impact on the consolidated financial position, cash flows and results of operations as of or for the reporting period ending June 30, 2009.

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

Purchases from SST totaled $1,270,000 and $2,443,000 for the three and six months ended June 30, 2009, respectively, and $1,829,000 and $3,209,000 for the three and six months ended June 30, 2008, respectively.  All purchases from SST were carried out in the normal course of business.  As a result of these purchases, DCT was liable to SST for $116,000 and $393,000 at June 30, 2009 and December 31, 2008, respectively.

Note 4 – Concentration of Credit Risk and Major Customers

Financial instruments that subject DCT to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents

DCT maintains cash balances at several banks. Cash accounts maintained in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  DCT invests its excess cash balances in an overnight investment account, which is not FDIC insured.  As of June 30, 2009, DCT had consolidated balances of approximately $1,384,000, which were not guaranteed by the FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

Major Customers and Trade Receivables

A relatively small number of customers account for a significant percentage of DCT’s sales.  Customers that exceeded 10% of total revenues and accounts receivable were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Customer A	16%	35%	10%	32%
Customer B	19	13	20	*
Customer C	17	12	23	18
Customer D	*	11	10	*
Customer E	12	*	11	11
Customer F	13	*	11	*

* Customer accounted for less than 10% for the period indicated.

Trade receivables from all significant customers at June 30, 2009 totaled $1,248,000.  As of June 30, 2009, all the Company's trade receivables were unsecured.

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

Stock Options

DCT issues options under two different stock option plans (both approved by shareholders) as well as through employment agreements with key employees, executives and consultants (approved by the board of directors on a case-by-case basis).  The following table sets forth, by the respective option plan, certain aspects of DCT’s stock options as of June 30, 2009:

	Option Approval Method			Options Outstanding and Options Available
Description	Board of Directors	Board of Directors and Shareholders	Total	Outstanding	Available For Future Grant	Total
2002 Amended and Restated Stock Option Plan	-	3,200,000	3,200,000	3,200,000	-	3,200,000
Key Personnel Option Grants	6,650,000	-	6,650,000	4,891,165	-	4,891,165
2006 Stock Option Plan		2,500,000	2,500,000	1,371,000	1,129,000	2,500,000
Total	6,650,000	5,700,000	12,350,000	9,462,165	1,129,000	10,591,165

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in DCT’s Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Selling, general and administrative	$105	$79	$252	$165
Research and development	13	25	46	49
Total	$118	$104	$298	$214

At June 30, 2009, DCT had approximately $1,171,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

Stock Option Activity and Outstanding

DCT had the following stock option activity during the six months ended June 30, 2009:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2008	9,295,498	$0.32
Granted	250,000	0.49
Exercised	-	-
Cancelled	(83,333)	(0.70)
Outstanding at June 30, 2009	9,462,165	$0.32

The following table summarizes all options outstanding and exercisable by price range as of June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.01	2,241,165	2.82	$0.01	2,241,165	$0.01
$0.30	5,035,000	9.29	$0.30	-	-
$0.45 - $0.51	250,000	6.81	$0.49	-	-
$0.60 - $0.70	1,936,000	9.81	$0.69	1,936,000	$0.69
	9,462,165			4,177,165

The “intrinsic value” of options is the excess of the value of DCT stock and the exercise price of such options.  The total intrinsic value of options outstanding was approximately $1,378,000 and $4,369,000 at June 30, 2009 and December 31, 2008, respectively. The total intrinsic value for exercisable options was $874,000 and $1,723,000 at June 30, 2009 and December 31, 2008, respectively.

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

Common stock equivalents were not considered in calculating diluted net loss per common share for the six months ended June 30, 2009 and 2008 as their effect would be anti-dilutive.  Common stock equivalents were taken into consideration in calculating diluted net income per common share for the three months ended June 30, 2009 and 2008, but the impact did not change net income per share.  As a result, for all periods presented, DCT’s basic and diluted net income (loss) per share is the same.

The computation of DCT’s basic and diluted earnings per share for the three months ended June 30, 2009 and 2008 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2009	2008
Net income available to common shareholders (A)	$53	$746
Impact of convertible preferred stock	13	12
Net income available to common shareholders used in diluted share calculation (B)	$66	$758

Weighted average common shares outstanding (C)	18,469	18,444
Dilutive effect of convertible preferred stock	441	401
Dilutive effect of employee equity incentive plans	3,444	2,190
Weighted average common shares outstanding, assuming dilution (D)	22,354	21,035

Basic earnings per common share (A)/(C)	$0.00	$0.04
Diluted earnings per common share (B)/(D)	$0.00	$0.04

Potentially dilutive common shares consist primarily of (1) employee stock options where the exercise price is less than the market price, and (2) 150,000 shares (or $150,000) of DCT’s convertible preferred Series B stock (“Series B Stock”), which is convertible at any time by the security holder at the market price of the common stock on the conversion date.

Note 8 – Equity

Common Stock

DCT’s Board of Directors approved the issuance of 25,000 restricted common shares to a consultant for investor relations services rendered during the six months ended June 30, 2009.  The common shares have piggyback registration rights to the next registration statement filed by DCT.  DCT amortized the estimated fair value of the common shares ratably over the service period.  Accordingly, $11,000 was charged to selling, general and administrative expense and credited to additional paid-in capital during the six months ended June 30, 2009.

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

The difference between the initial recorded value of the Series A Stock and Series B Stock and the minimum redemption value is accreted, on a straight-line basis, from the respective issuance date through the maturity date with the offset booked to DCT’s accumulated deficit.  The accretion of DCT’s Series A Stock and Series B Stock redemption value is disclosed as a reconciling item and adjusts DCT’s reported net income (loss), together with the Series A Stock dividends and deemed dividends, to net income (loss) available to common stockholders.

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

The fair values of DCT’s Derivative Instruments were determined under the following assumptions:

	June 30, 2009	December 31, 2008
Series B Stock remaining contractual term (years)	0.1	0.6
Expected volatility	81%	111%
Expected dividend yield	-	-
Risk free interest rate	0.17%	0.3%

See further discussion and disclosure of fair value at Note 9.

Preferred Stock Activity

DCT had no preferred stock activity during the six months ended June 30, 2009.

Series A Stock Dividends

Through the maturity date of March 15, 2008, DCT’s Series A Stock called for cumulative dividends at a rate of five percent per annum, payable semiannually on July 1 and January 1.  Dividends were payable in cash, by accretion of the stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Series A Stock or to pay for dividends in cash or in shares of common stock, was at DCT’s discretion.  DCT did not pay any cash dividends on its Series A Stock.  During the six months ended June 30, 2008, Series A Stock dividends were approximately $13,000, and were recorded as a reconciling item adjusting reported net loss to net loss available to common stockholders.

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

Under EITF 98-5, a contingent beneficial conversion feature should be recognized in earnings when all contingencies are resolved.  DCT recorded a deemed dividend on its Series A Stock during the six months ended June 30, 2008 totaling $231,000.  This non-cash dividend was recorded to reflect the implied economic value to the preferred stockholder of converting Series A shares into common stock at a 15% discount of the common stock price at the time of conversion.  The fair value was calculated using the difference between the agreed-upon conversion price of the Series A Preferred Stock into shares of common stock and the fair market value of DCT's common stock on the conversion date. This amount was charged to accumulated deficit with the offsetting credit to additional paid-in-capital.

DCT treated the deemed dividend on Series A Stock as a reconciling item to adjust its reported net loss, and together with Series A Stock dividends recorded during the applicable period, to adjust the net loss available to common stockholders line item on the Statements of Operations.

Common Stock Warrants

DCT had the following common stock warrant activity during the six months ended June 30, 2009:

Warrants
Outstanding at December 31, 2008	3,284,000
Cancelled	(25,000)
Outstanding at June 30, 2009	3,259,000

The following table summarizes certain aspects of DCT’s outstanding warrants as of June 30, 2009:

Warrants Issued in Connection with:	Number of Shares	Number of Shares Vested	Exercise Price	Issuance Date	Expiration Date
Series A Stock	186,500	186,500	$1.00	3/15/05	3/15/10
Series A Stock	932,500	932,500	2.00	3/15/05	3/15/10
Series B Stock	675,000	675,000	1.50	8/7/06	8/7/09
Consulting agreement	90,000	90,000	0.65	1/1/07	1/1/10
Notes payable financing	650,000	650,000	0.60	9/26/07	9/26/12
Consulting agreement	110,000	110,000	0.65	1/1/08	1/1/11
Consulting agreement	615,000	615,000	0.60	11/6/08	11/6/11
	3,259,000	3,259,000

In certain instances, DCT issues warrants for investor relations services.  DCT amortizes the fair value of such warrants over the service period.  In connection with such common stock warrants issued and outstanding, DCT charged selling, general and administrative expense with the offset credit to additional paid in capital for $100,000 the six months ended June 30, 2009, and $17,000 and $51,000 during the three and six months ended June 30, 2008, respectively. DCT estimated the fair value of the warrants issued under the Black-Scholes valuation model using the following weighted average assumptions: contractual term of three years, 1.8% risk-free interest rate, expected volatility of 266% and expected dividend yield of 0%.

Note 9 – Fair Value

SFAS 157, Fair Value Measurements (“SFAS 157”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date.

SFAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1. Quoted prices in active markets for identical assets or liabilities.  DCT had no Level 1 assets or liabilities at June 30, 2009.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.  DCT had no Level 2 assets or liabilities at June 30, 2009.

Level 3.  Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.  DCT had no Level 3 assets.  Level 3 liabilities include (i) warrant and (ii) derivative contracts liabilities.  DCT estimates the fair value of Level 3 liabilities using the Black-Scholes valuation model.

The carrying value of cash and cash equivalents, trade receivables and payables, prepaid expenses and other current assets, amounts due to related parties, and other payables and liabilities approximates fair value due to the short period of time to maturity.

Level 3 liabilities were presented on DCT’s Balance Sheet as of June 30, 2009 as follows (in thousands):

Description	Balance Sheet Presentation	Fair Value (1)
Warrant liability for puttable warrants	Fair value of warrant liability	$350
Derivative liabilities	Liability under derivative contracts	-
		$350

(1) Fair value measurement at reporting date using significant unobservable inputs (Level 3).

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2009 (in thousands):

	Fair Value of Warrant Liability	Liability under Derivative Contracts	Total
Balance at December 31, 2008	$350	$9	$359
Unrealized gain included in net income (loss)	-	(9)	(9)
Balance at June 30, 2009	$350	$-	$350

(1) Included as a component of other income (expense).

Note 10 – Bank Line of Credit

As of June 30, 2009, DCT had a $3,000,000 line of credit (“LOC”) at a commercial bank.  Borrowings under the LOC are limited to 80% of eligible accounts receivable and 40% of eligible inventory, as defined in the LOC agreement.  The LOC bears an annual interest rate of prime (3.25% at June 30, 2009) plus 1.25% for advances drawn against accounts receivables, with a minimum interest rate of 9%, and prime plus 2.25% for advances drawn against inventory, with a minimum interest rate of 10%.  Interest payments are due monthly and all unpaid interest and principal is due in full on September 13, 2009.  DCT is currently in the process of renegotiating its line of credit and has already received an extension term sheet from its current lender.

Upon certain events of default, the default variable interest rate increases to prime plus 5%.  As of June 30, 2009, DCT did not have any borrowing capacity on its LOC.

As of June 30, 2009, DCT was in compliance with all LOC debt covenants.

Note 11 – Commitments and Contingencies

Operating Leases

The Company is committed under various non-cancelable operating leases which extend through February 2011. Future minimum rental commitments as of June 30, 2009 are as follows (in thousands):

Year Ending June 30,	Future Minimum Lease Payments
2009	$213
2010	2
Total	$215

Employment Agreements

DCT maintains employment agreements with its executive officers which extend through 2010. The agreements provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, DCT maintains employment agreements with other key employees with similar terms and conditions.  As of June 30, 2009 termination payments totaling $1,028,000 remain in effect.

Litigation, Claims and Assessments

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT’s financial condition, results of operations or cash flows.

Research and Development Agreement

During the second quarter of 2009, the Company entered into an agreement with a customer to develop a scanner to meet the customer’s specific product requirements. The customer has the right to terminate the contract at any time without cause upon giving DCT two weeks’ notice. If terminated, the customer shall pay DCT for all work-in-progress or work completed up to the date of termination. Each party shall retain its rights in any intellectual property rights owned or licensed to it prior to commencement of development. All intellectual property developed by DCT will be owed exclusively by the customer and DCT will not distribute the developed product to any other customer (unless DCT receives prior written approval from the customer). The customer is committed to buying a certain minimum number of scanners, developed under this agreement, during the first 12 months following the initial product shipment.

In connection with the agreement, the Company deferred $36,000 of revenue, which will be recognized upon shipment of the developed product.

Note 12 – Segment and Geographic Information

Segment Information

DCT currently operates in one segment: the design, development and delivery of various imaging technology solutions, most notably scanners, as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).

Geographic Information

During the three and six months ended June 30, 2009 and 2008, DCT recorded net sales throughout the U.S., Europe and Asia as determined by the final destination of the product.  The following table summarizes total net sales attributable to significant countries (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
U.S.	$2,836	$2,724	$4,547	$5,076
Europe	156	257	460	443
Asia	10	22	10	22
	$3,002	$3,003	$5,017	$5,541

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Europe and Asia (in thousands):
	June 30, 2009	December 31, 2008
U.S.	$3,928	$3,093
Europe	124	169
Asia	42	59
	$4,094	$3,321

Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands.  Assets located in Asia relate to tooling equipment required to manufacture DCT’s product.

Note 13 – Subsequent Events

Series B Maturity

On August 7, 2009 (the "Series B Stock Redemption Date"), all of DCT’s outstanding Series B Stock was redeemed for (i) $75,000 cash, and (ii) 187,500 shares of common stock.

Revised Consulting Agreement with a Related Party Shareholder

In August 2009, DCT amended an existing consulting contract, originally entered in July 2008, with one of its shareholders who owns more than 5% of DCT’s outstanding stock. The amendment called for DCT to make a one-time cash payment of $30,000, and for the consultant to return to DCT 275,000 of non-qualified stock options, at an exercise price of $0.30 per share, to purchase shares of DCT common stock. Stock options were originally granted to the shareholder in July 2008. All other terms of the original contract remain in effect.

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

Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

•
Overview. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding the results of operations and anticipating future trends in those operations.

•
Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

•
Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.  A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•
Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows as of and for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

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

During 2008 DCT focused on re-aligning its operations toward its core revenue-generating competencies in an effort to cut costs and maximize profits. Looking to the future, DCT has identified several significant market opportunities available to the Company in 2009 and beyond and we believe that with the corporate initiatives taken during 2008, we are well positioned to capitalize on such opportunities.

Looking forward to the future, we plan to introduce three new products by the end of 2009.  Our new products will include new technology for added functionality as well as improved existing functionality.  Additionally, our new products already have an existing market, and we have already received pre-orders for all three new products.

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

Results of Operations

The following table summarizes certain aspects of our results of operations for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$.	%	2009	2008	$.	% .

Net sales	$3,002	$3,003	$(1)	-%	$5,017	$5,541	$(524)	(9)%
Cost of sales	1,824	2,020	(196)	(10)	3,061	3,825	(764)	(20)

As a percentage of sales	61%	67%			61%	69%

Selling, general and administrative expense	911	511	400	78	2,100	1,472	628	43
Research and development expense	202	170	32	19	433	373	60	16
Total other income (expense)	1	456	NM	NM	1	409	NM	NM
Dividend and deemed dividend on 5% convertible preferred stock and accretion of preferred stock redemption value	(13)	(12)	NM	NM	(25)	(345)	NM	NM

NM = Not Meaningful

Net Sales

The decrease in net sales during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 is attributable to the overall slowdown of the general economic and market conditions in the U.S. economy and the related slowdown of information technology (“IT”) capital spending.  The U.S. economic downturn had more of an impact on our net sales during the first quarter of 2009.  During the three months ended June 30, 2009 we were able to capitalize on some specific market opportunities, which offset the economic downturn and resulted in net sales being comparable to the three months ended June 30, 2008.

Although our international sales have grown significantly in both absolute dollars and as a percentage of our net sales over the past several quarters, during the second quarter of 2009 our European market began to experienced the same general economic downturn as our U.S. markets experienced in the first quarter of 2009.  As a result, our European sales were relatively flat for the six months ended June 30, 2009 as compared to the same period in 2008 but decreased $101,000, or 40% during the three months ended June 30, 2009 as compared to the same period in 2008.

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect this trend and resulting fluctuations to continue.  Although the number of scanners shipped during any quarter has fluctuated significantly, generally our selling prices have remained fairly stable and we expect this stability to continue for the foreseeable future.

Although we continually concentrate on expanding our significant customer base, our revenue remains dependent on a small number of significant customers.  Total sales to significant customers (customers who represent more than 10% of our net sales) were 77% and 71% during the three months ended June 30, 2009 and 2008, respectively, and 85% and 61% during the six months ended June 30, 2009 and 2008, respectively.  See “Note 4:  Concentration of Credit Risk and Major Customers” in Part I, Item 1 of this Form 10-Q.   The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

Cost of Sales, Including Gross Profit

Cost of sales includes all direct costs related to the purchase of scanners, imaging modules and services related to the delivery of those items manufactured in China, and to a lesser extent engineering services and software royalties.  Cost of sales as a percentage of sales decreased during both the three and six months ended June 30, 2009 compared to the same periods in 2008 and was due to the following:

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

We expect our cost of sales as a percentage of net sales to fluctuate somewhat during the remainder of 2009 as we introduce new products, experience changes in our existing product mix, the value of the U.S. dollar remains volatile and we work toward implementing further product cost reduction strategies.

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

The increase in selling and marketing expense during both the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 was primarily attributable to the following:

•	Increased investor relations efforts associated with DCT’s initiatives toward increasing DCT’s awareness in the investment community.

•	Increased legal fees associated with enforcing DCT’s patents.

•
Increased stock-based compensation costs (a non-cash charge).  Stock-based compensation cost was $105,000 and $251,000 for the three and six months ended June 30, 2009, respectively.  Stock-based compensation cost was $79,000 and $165,000 for the three and six months ended June 30, 2008, respectively.  See “Note 6:  Employee Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q.

•
Increased amortization of the fair value (a non-cash charge) of equity instruments issued for investor relations consulting services.  Such amortization totaled $0 and $111,000 for the three and the six months ended June 30, 2009, respectively, as compared to $17,000 and $51,000 during the three and six months ended June 30, 2008, respectively.   See “Note 8:  Equity” in Part I, Item 1 of this Form 10-Q.

We anticipate that selling, general and administrative expenses will continue to increase as our business continues to grow and the costs associated with being a public company continue to increase as a result of our reporting requirements including, but not limited to, expenses incurred to comply with the Sarbanes-Oxley Act of 2002.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production.  The increase during both the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 was attributable to utilizing outside, specialized engineering contractors to enhance our product development efforts.

We anticipate that research and development expense will continue to increase over the long term as a result of the growth of our existing products, new product opportunities and any expansion into new markets and technologies. We remain committed to significant research and development efforts to extend our technology leadership in the imaging technology markets.

Total Other Income (Expense)

Our total other income (expense) during both the three and six months ended June 30, 2009 was immaterial to our results of operations.

During the three and six months ended June 30, 2008, the most significant component of our other income (expense) was the non-recurring gain on sale of assets of $150,000 and $550,000, respectively.  Other income (expense) was also impacted by our increased debt, which resulted in interest expense of $121,000 and $268,000 during the three and six months ended June 30, 2008, respectively.  Of the interest expense recorded during the three and six months ended June 30, 2008, $83,000 and $167,000, respectively, was non-cash interest expense attributable to amortization of debt issuance costs.

Dividend and Deemed Dividend on Series A Stock and Accretion of Preferred Stock Redemption Value

During the three and six months ended June 30, 2009 and 2008, the total accretion on our preferred stock was $13,000 and $25,000, respectively and $12,000 and $100,000, respectively.  The decrease during both the three and the six month periods was attributable to the maturity of our Series A Stock on March 15, 2008.

We accrued dividends on our Series A Stock through the March 15, 2008 maturity date, which totaled $13,000 for the six months ended June 30, 2008.  We do not pay dividends on our Series B Stock.

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

Liquidity and Capital Resources

At June 30, 2009, our principal sources of liquidity included cash and cash equivalents of $1,462,000.  We had no significant cash outlays, except as part of our normal operations, during the six months ended June 30, 2009 or 2008.  Our sales generally have followed a seasonal trend.  Historically, our sales have been higher in the second half of the year than in the first half of the year.  This seasonal trend has occurred during the past several years as well as during the six months ended June 30, 2009.  This historical trend has typically constrained our working capital during the first part of the year.  And although we expect the historical trend of higher sales in the second half of the year as compared to the first half of the year, there can be no assurance that it will continue in 2009, especially in light of the current economic downturn in the US economy.

Operating activities:  During the six months ended June 30, 2009, our operating activities used $104,000 of cash.  This was primarily a result of our $576,000 net loss, $427,000 of net non-cash expenses, and $45,000 net cash provided by changes in operating assets and liabilities.  During the six months ended June 30, 2008, our operating activities provided $1,009,000 of cash.  This was primarily a result of our $278,000 net income, $203,000 of net non-cash gain and $934,000 net cash provided by changes in operating assets and liabilities.  Non-cash items included in net loss for the six months ended June 30, 2009 were depreciation expense, stock-based compensation cost of options, fair value of equity instruments (including restricted common stock and warrants) issued for services rendered, and the change in fair value of our derivative instruments.  Non-cash items included in net loss for the six months ended June 30, 2008 were our one-time gain of $550,000 for the sale of assets related to terminated research and development activities, depreciation expense, stock-based compensation cost of options, fair value of equity instruments (including restricted common stock and warrants) issued for services rendered, and the change in fair value of our derivative instruments.  Changes in our operating assets and liabilities for both the six months ended June 30, 2009 and 2008 are indicative of the normal operational fluctuations related to the timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing activities:  Our investing activities for the six months ended June 30, 2009 consisted of capital purchases to support normal business operations.  During the six months ended June 30, 2008, cash provided by investing activities included $550,000 in cash proceeds from the sale of assets related to terminated research and development activities.

Financing activities:  During the six months ended June 30, 2009, our financing activities consisted of net advances of $1,216,000 drawn against our bank line of credit in order to fully utilize our available line of credit.  During the six months ended June 30, 2008, our financing activities consisted of paying down our bank line of credit and our notes payable according to the terms of the agreement.

Cash and Working Capital Requirements

DCT actively controls operating expenses to align with current and projected net sales.  If we continue to successfully manage our projected net sales and control our operating expenses, of which there can be no assurance, management believes that current cash and other sources of liquidity are sufficient to fund normal operations through the next 12 months.

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

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):
		Less Than	One – Three	Three – Five
	Total	One Year	Years	Years

Bank line of credit (1)	$1,216	$1,216	$-	$-
Series B Stock principal(2)	75	75	-	-
Operating lease obligations	215	213	2	-
Total contractual cash obligations	$1,506	$1,504	$2	$-

(1) As of June 30, 2009, DCT had a $3,000,000 line of credit (“LOC”) at a commercial bank.  Borrowings under the LOC are limited to 80% of eligible accounts receivable and 40% of eligible inventory, as defined in the LOC agreement.  The LOC bears an annual interest rate of prime (3.25% at June 30, 2009) plus 1.25% for advances drawn against accounts receivables, with a minimum interest rate of 9%, and prime plus 2.25% for advances drawn against inventory, with a minimum interest rate of 10%.  Interest payments are due monthly and all unpaid interest and principal is due in full on September 13, 2009.  Upon certain events of default, the default variable interest rate increases to prime plus 5%.  As of June 30, 2009, DCT did not have any borrowing capacity on its LOC.

As of June 30, 2009, DCT was in compliance with all LOC debt covenants.

(2)  On August 7, 2009 (the "Series B Stock Redemption Date"), all of DCT’s outstanding Series B Stock was redeemed for (i) $75,000 cash, and (ii) 187,500 shares of common stock.

Off-Balance Sheet Arrangements

At June 30, 2009, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

To the best of our knowledge, except for the commitments described in “Note 11: Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, there are no other known trends or demands, commitments, events or uncertainties that existed at June 30, 2009, which are likely to have a material effect on our future liquidity.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which are required to be disclosed under this Item 1.

Item 1A – Risk Factors

There have been no changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 15, 2009.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On May 22, 2009, we issued an aggregate of 25,000 shares of common stock in connection with investor relation services rendered to the Company.  We did not receive any proceeds.  The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Document Capture Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Capture Technologies, Inc.

Date: August 14, 2009
/s/ David P. Clark
David P. Clark, Chief Executive Officer

Date: August 14, 2009
/s/ M. Carolyn Ellis
M. Carolyn Ellis
Chief Financial Officer