Form 10-Q
period 2009-09-30
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2009-11-16
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares of Common Stock outstanding as of November 16, 2009 was 19,406,270.

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, includes forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or future financial condition, or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2009	2008
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$257	$405
Trade receivables	2,153	1,366
Inventories, net	1,085	1,353
Income taxes receivable	76	-
Prepaid expenses and other current assets	218	99
Total current assets	3,789	3,223

Restricted cash	5	-
Fixed assets, net	110	98
Total assets	$3,904	$3,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$785	$-
Trade payables to related parties	355	393
Trade payables and other accrued expenses	427	398
Income taxes payable	-	75
Deferred revenue and customer deposits	102	187
Fair value of warrant liability	-	350
Total current liabilities	1,669	1,403

Liability under derivative contracts	-	9

Total liabilities	1,669	1,412

Commitments and contingencies (Note 11)

Convertible preferred stock:
Series B convertible preferred stock, $.001 par value, 2,000 authorized, 0 shares issued and outstanding at September 30, 2009 and December 31, 2008; liquidation value of $0 at September 30, 2009 and December 31, 2008	-	120

Stockholders’ equity:
Common stock $.001par value, 50,000 authorized, 19,406 and 18,444 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	19	18
Additional paid-in capital	35,582	34,602
Accumulated deficit	(33,366)	(32,831)
Total stockholders’ equity	2,235	1,789
Total liabilities and stockholders’ equity	$3,904	$3,321

*Amounts derived from the audited financial statements for the year ended December 31, 2008.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$2,975	$3,019	$7,992	$8,560

Cost of sales	1,847	1,986	4,908	5,811

Gross profit	1,128	1,033	3,084	2,749

Operating expenses:
Selling, general and administrative	829	836	2,929	2,308
Research and development	295	166	728	539
Total operating expenses	1,124	1,002	3,657	2,847

Operating income (loss)	4	31	(573)	(98)

Total other income (expense)	(9)	(581)	(8)	(173)
Net income (loss) before income taxes	(5)	(550)	(581)	(271)
Provision (benefit) for income taxes	(76)	-	(76)	2

Net income (loss)	71	(550)	(505)	(273)
Dividend on Series A and accretion of Series A and Series B preferred stock redemption value	(5)	(14)	(30)	(127)
Deemed dividend on Series A preferred stock maturity and Conversion	-	-	-	(231)
Net income (loss) available to common stockholders	$66	$(564)	$(535)	$(631)

Basic income (loss) per common share	$0.00	$(0.03)	$(0.03)	$(0.04)
Diluted income (loss) per common share	$0.00	$(0.03)	$(0.03)	$(0.04)

Weighted average common shares outstanding	18,750	18,444	18,562	17,784
Weighted average common shares outstanding, assuming dilution	22,583	18,444	18,562	17,784

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net loss	$(505)	$(273)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation expense	46	37
Stock-based compensation cost – options	410	391
Fair value of common stock and warrants issued for services rendered	111	69
Change in allowance for slow-moving inventory	(20)	-
Other non-cash income/expenses, net	(4)	75
Changes in operating assets and liabilities:
Trade receivables	(787)	1,323
Inventories	288	377
Prepaid expenses and other current assets	(182)	(73)
Trade payables to related parties	(38)	(18)
Trade payables and other current liabilities	(46)	(381)
Deferred revenue and customer deposits	(85)	234
Cash (used) provided by operating activities	(812)	1,761

Investing activities:
Cash proceeds from sale of assets	-	550
Capital expenditures	(58)	(7)
Cash (used) provided by investing activities	(58)	543

Financing activities:
Net advances (payments) on bank line of credit	817	(2,021)
Deferred financing costs	(20)	-
Payments on notes payable	-	(1,300)
Cash paid upon the maturity of preferred stock	(75)	-
Proceeds from exercise of employee stock options	-	8
Cash provided (used) by financing activities	722	(3,313)

Net decrease in cash and cash equivalents	(148)	(1,009)

Cash and cash equivalents at beginning of period	405	1,770

Cash and cash equivalents at end of period	$257	$761

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$75	$1,341
Conversion of warrants to common stock	$350	$-

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

DCT’s business model was developed around intellectual property (“IP”) driven products sold primarily to original equipment manufacturers (“OEM”), private label brands and value added resellers (“VAR”).  These products can be found in a variety of applications including, but not limited to, the following:

•	Document and information management;

•	Identification card scanners;

•	Passport security scanners;

•	Bank note and check verification;

•	Business card readers;

•	Barcode scanning; and

•	Optical mark readers used in lottery terminals.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DCT have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2009. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2009.

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

Note 2 – Recent Accounting Pronouncements

Accounting Standards Codification

In June 2009 the Financial Accounting Standards Board (“FASB”), established the Accounting Standards Codification (“Codification”), as the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB. The Codification does not change how the Company accounts for its transactions or the nature of the related disclosures made. However, when referring to guidance issued by the FASB, the Company will now refer to sections in the Codification.  This change was made effective by the FASB for periods ending on or after September 15, 2009.

New Accounting Standards

In March 2008, the FASB issued amended standards for disclosures about derivative instruments and hedging activities, which requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under the amended standards, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The amended standards were adopted by DCT on January 1, 2009 and had no impact on the consolidated financial position, cash flows and results of operations as of or for the reporting period ending September 30, 2009.

In May 2008, the FASB issued amended standards for the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  The amended standards require the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. These amended standards were adopted by DCT on January 1, 2009 and had no impact on the consolidated financial position, cash flows and results of operations as of or for the reporting period ending September 30, 2009.

In June 2008, the FASB issued amended standards for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, and mandates a two-step evaluation process.   DCT adopted the amended standards on January 1, 2009 and they had no impact on the consolidated financial position, cash flows and results of operations as of or for the reporting period ending September 30, 2009.

During May 2009, the FASB provided new guidance on management’s assessment of subsequent events.  The new guidance is directed specifically to management, as management is responsible for preparing an entity’s financial statements. The guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. The Company adopted the new guidance during the second quarter of fiscal year 2009 and its adoption did not have a material impact on the Company’s financial condition or results of operations. The Company has evaluated subsequent events up through the date of the filing of this report with the SEC.  During this period, DCT did not have any material subsequent events.

In August 2009, the FASB issued amended standards for the fair value measurement of liabilities. These amended standards clarify that, in circumstances in which a quoted price in an active market for the identical liability is not available, DCT is required to use one of the following: the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, DCT will be required to use another valuation technique, such as an income approach or a market approach.  DCT will adopt these amended standards during the fourth quarter of fiscal year 2009.  The adoption is not expected to have a significant impact on DCT’s consolidated financial position, cash flows or results of operations.

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration.  These new standards are effective for fiscal years beginning on or after June 15, 2010; however, early adoption is permitted.  The adoption is not expected to have a significant impact on DCT’s consolidated financial position, cash flows or results of operations.

Note 3 – Related-Party Transactions

Related-Party Purchases

The Company purchases the majority of its finished scanner imaging products from Shenzhen Syscan Technology (“SST”), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"), the parent company of DCT’s former majority stockholder.

Purchases from SST totaled $1,677,000 and $4,120,000 for the three and nine months ended September 30, 2009, respectively, and $1,903,000 and $5,111,000 for the three and nine months ended September 30, 2008, respectively.  All purchases from SST were carried out in the normal course of business.  As a result of these purchases, DCT was liable to SST for $355,000 and $393,000 at September 30, 2009 and December 31, 2008, respectively.

Related-Party Net Sales

During the three and nine months ended September 30, 2009, DCT recorded net sales totaling $40,000 and $48,000, respectively, for finished scanners sold to SST.  The related cost of goods sold was $14,000 and $21,000, respectively, for the three and nine months ended September 30, 2009.  During the three months ended September 30, 2008, DCT recorded net sales totaling $57,000 for finished scanners sold to SST.  The related cost of goods sold was $41,000.

All sales transactions to SST contained similar terms and conditions as for other transactions of this nature entered into by DCT.

Revised Consulting Agreement

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

Legal Services Agreement

On September 15, 2009, DCT entered into a legal services agreement with Jody R. Samuels, a director of the Company.  Pursuant to the agreement Mr. Samuels will provide certain legal services to us which will consist of assisting the Company in (i) the preparation of its periodic and other filings with the Securities and Exchange Commission (“SEC”), including proxy statements, special and annual meetings of shareholders, (ii) the negotiation of financing and corporate development transactions, (iii) preparation and review of documentation related to financing arrangements and corporate development transactions, (iv) preparing registration statements, and responding to any SEC inquiries/comment letters, (v) documenting corporate governance policies and procedures, and (vi) any other legal matters reasonably within the legal expertise of Mr. Samuels.

Pursuant to the Agreement, Mr. Samuels is paid $4,000 per month.  The Agreement may be cancelled by either party with 30 days prior written notice.

Note 4 – Concentration of Credit Risk and Major Customers

Financial instruments that subject DCT to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents

DCT maintains cash balances at several banks. Cash accounts maintained in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  DCT invests its excess cash balances in an overnight investment account, which is not FDIC insured.  As of September 30, 2009, DCT had consolidated balances of approximately $26,000 not guaranteed by the FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

Major Customers and Trade Receivables

A relatively small number of customers account for a significant percentage of DCT’s sales.  Customers that exceeded 10% of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Customer A	13%	28%	11%	30%
Customer B	21	20	22	18
Customer C	15	19	13	16
Customer D	20	11	19	*

* Customer accounted for less than 10% for the period indicated.

Trade receivables from all significant customers at September 30, 2009 totaled $1,667,000.  As of September 30, 2009, all the Company's trade receivables were unsecured.

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

Stock Options

DCT issues options under three different stock option plans (all approved by shareholders) as well as through employment agreements with key employees, executives and consultants (approved by the board of directors on a case-by-case basis).  The following table sets forth, by the respective option plan, certain aspects of DCT’s stock options as of September 30, 2009:

	Option Approval Method			Options Outstanding and Options Available
Description	Board of Directors	Board of Directors and Shareholders	Total	Outstanding	Available For Future Grant	Total
2002 Amended and Restated Stock Option Plan		3,200,000	3,200,000	3,200,000	-	3,200,000
Key Personnel Option Grants	6,650,000	-	6,650,000	4,616,165	-	4,616,165
2006 Stock Option Plan		2,500,000	2,500,000	1,421,000	1,079,000	2,500,000
2009 Stock Option Plan (1)		1,500,000	1,500,000	-	1,500,000	1,500,000
Total	6,650,000	7,200,000	13,850,000	9,237,165	2,579,000	11,816,165

(1) Approved at DCT’s 2009 Annual Shareholders’ Meeting held on September 14, 2009.  See “Item 4 - Submission of Matters to a Vote of Security Holders” in Part II of this Form 10-Q.

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in DCT’s Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Selling, general and administrative	$98	$147	$350	$312
Research and development	14	30	60	79
Total	$112	$177	$410	$391

At September 30, 2009, DCT had approximately $1,001,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

Stock Option Activity and Outstanding

DCT had the following stock option activity during the nine months ended September 30, 2009:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2008	9,295,498	$0.32
Granted	350,000	0.45
Exercised	-	-
Cancelled	(408,333)	(0.38)
Outstanding at September 30, 2009	9,237,165	$0.32

The following table summarizes all options outstanding and exercisable by price range as of September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.01	2,241,165	2.57	$0.01	2,241,165	$0.01
$0.30 - $0.35	4,810,000	8.81	$0.30	1,384,583	$0.30
$0.45 - $0.51	250,000	9.31	$0.49	-	-
$0.60 - $0.70	1,936,000	7.30	$0.69	1,936,000	$0.69
	9,237,165			5,561,748

The “intrinsic value” of options is the excess of the value of DCT stock over the exercise price of such options.  The total intrinsic value of options outstanding was approximately $1,774,000 and $4,369,000 at September 30, 2009 and December 31, 2008, respectively. The total intrinsic value for exercisable options was $1,230,000 and $1,723,000 at September 30, 2009 and December 31, 2008, respectively.

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

Common stock equivalents were not considered in calculating diluted net loss per common share for the three months ended September 30, 2008 or for the nine months ended September 30, 2009 and 2008 as their effect would be anti-dilutive.  Common stock equivalents were taken into consideration in calculating diluted net income per common share for the three months ended September 30, 2009.  However, the impact did not change net income per share.  As a result, for all periods presented, DCT’s basic and diluted net income (loss) per share is the same.

The computation of DCT’s basic and diluted earnings per share for the three months ended September 30, 2009 is as follows (in thousands, except per share amounts):

Net income available to common shareholders (A)	$66
Impact of convertible preferred stock	5
Net income available to common shareholders used in diluted share calculation (B)	$71

Weighted average common shares outstanding (C)	18,750
Dilutive effect of employee equity incentive plans	3,833
Weighted average common shares outstanding, assuming dilution (D)	22,583

Basic earnings per common share (A)/(C)	$0.00
Diluted earnings per common share (B)/(D)	$0.00

Note 8 – Equity

Common Stock

During January 2009, DCT’s Board of Directors approved the issuance of 25,000 restricted common shares to a consultant for investor relations services.  The common shares have piggyback registration rights to the next registration statement filed by DCT.  DCT amortized the estimated fair value of the common shares ratably over the service period.  Accordingly, $11,000 was charged to selling, general and administrative expense and credited to additional paid-in capital during the nine months ended September 30, 2009.

During August 2009, DCT issued 187,500 shares of common stock in connection with the maturity of DCT’s Series B Stock.  See further discussion below.

During September 2009, DCT issued 750,000 shares of common stock in exchange for warrants to purchase 650,000 shares of the Company’s common stock and the related put option of $350,000.  In connection with the exchange, DCT de-recognized the $350,000 warrant put option liability and recorded the offset to additional paid in capital.  There was no gain or loss associated with the exchange.

Preferred Stock

Preferred Stock Accounting Treatment

Preferred Stock Classification.   DCT’s series A 5% cumulative convertible redeemable preferred stock (“Series A Stock”), which matured March 15, 2008, and series B convertible redeemable preferred stock (“Series B Stock”), which matured August 7, 2009, were reported as temporary equity.

The difference between the initial recorded value of the Series A Stock and Series B Stock and the minimum redemption value was accreted, on a straight-line basis, from the respective issuance date through the maturity date with the offset booked to DCT’s accumulated deficit.  The accretion of DCT’s Series A Stock and Series B Stock redemption value is disclosed as a reconciling item and adjusts DCT’s reported net income (loss), together with the Series A Stock dividends and deemed dividends, to net income (loss) available to common stockholders.

Likely Embedded Derivative.  As required by the Derivative Instruments and Hedging Topic of the FASB Accounting Standards Codification, the conversion features of DCT’s Series A Stock and Series B Stock were derivative instruments (referred to collectively as “Derivative Instruments”) that required bifurcation from the host contract.  Accordingly, the fair value of DCT’s outstanding Derivative Instruments was recorded in DCT’s Balance Sheet as a liability.  The fair value of the Derivative Instruments was adjusted at each reporting date.  Increases in the estimated fair value of DCT’s Derivative Instruments were recorded as non-operating expense on DCT’s Statements of Operations.  Decreases in the estimated fair value of DCT’s Derivative Instruments were recorded as non-operating income on DCT’s Statements of Operations.

DCT estimated the fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. DCT's Derivative Instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate.   As of September 30, 2009, all of the host contracts had matured and DCT had no outstanding Derivative Instruments.  As of December 31, 2008, the fair value of DCT’s Derivative Instruments was determined under the following assumptions:

Series B Stock remaining contractual term (years)	0.6
Expected volatility	111%
Expected dividend yield	-
Risk free interest rate	0.3%

See further discussion and disclosure of fair value at Note 9.

Series B Stock Maturity

On August 7, 2009 (the "Series B Stock Redemption Date"), all of DCT’s outstanding Series B Stock was redeemed for a per share redemption price equal to the principal value on the Series B Stock Redemption Date (the "Series B Stock Redemption Price").  The Series B Stock Redemption Price was payable either in cash or in shares of common stock at DCT’s sole discretion.  DCT elected to pay the Series B Stock Redemption Price as follows:

Cash	$75,000
Common stock (1)	75,000
Series B Stock Redemption Price	$150,000

(1) 187,500 shares of common stock valued at the adjusted closing price, $0.40, of the stock on the Series B Stock Redemption Date.

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

Series A Stock Deemed Dividends

In accordance with the Convertible Securities with Beneficial Conversion Features Topic of the FASB Accounting Standards Codification, DCT’s Series A Stock had an embedded contingent beneficial conversion feature because the conversion price was less than the fair value of DCT’s common stock on the maturity and conversion of the Series A Stock into common stock.  The embedded beneficial conversion feature was considered contingent because it was based on how much of the Series A Stock Redemption Price was paid in DCT’s common stock versus cash.

Under the FASB Accounting Standards Codification, a contingent beneficial conversion feature should be recognized in earnings when all contingencies are resolved.  DCT recorded a deemed dividend on its Series A Stock during the nine months ended September 30, 2008 totaling $231,000.  This non-cash dividend was recorded to reflect the implied economic value to the preferred stockholder of converting Series A shares into common stock at a 15% discount of the common stock price at the time of conversion.  The fair value was calculated using the difference between the agreed-upon conversion price of the Series A Preferred Stock into shares of common stock and the fair market value of DCT's common stock on the conversion date. This amount was charged to accumulated deficit with the offsetting credit to additional paid-in-capital.

DCT treated the deemed dividend on Series A Stock as a reconciling item to adjust its reported net loss, and together with Series A Stock dividends recorded during the applicable period, to adjust the net loss available to common stockholders line item on the Statements of Operations.

Common Stock Warrants

DCT had the following common stock warrant activity during the nine months ended September 30, 2009:

Warrants
Outstanding at December 31, 2008	3,284,000
Cancelled	(700,000)
Converted to common stock	(650,000)
Outstanding at September 30, 2009	1,934,000

The following table summarizes certain aspects of DCT’s outstanding warrants as of September 30, 2009:

Warrants Issued in Connection with:	Number of Shares Issued and Vested	Exercise Price	Issuance Date	Expiration Date
Series A Stock	186,500	$1.00	3/15/05	3/15/10
Series A Stock	932,500	2.00	3/15/05	3/15/10
Consulting agreement	90,000	0.65	1/1/07	1/1/10
Consulting agreement	110,000	0.65	1/1/08	1/1/11
Consulting agreement	615,000	0.60	11/6/08	11/6/11
	1,934,000

In certain instances, DCT issues warrants for investor relations services.  DCT amortizes the fair value of such warrants over the service period.  In connection with such common stock warrants issued and outstanding, DCT charged selling, general and administrative expenses with the offset credit to additional paid in capital for $100,000 during the nine months ended September 30, 2009, and $18,000 and $69,000 during the three and nine months ended September 30, 2008, respectively. DCT estimated the fair value of the warrants issued under the Black-Scholes valuation model using the following weighted average assumptions: contractual term of three years, 1.8% risk-free interest rate, expected volatility of 266% and expected dividend yield of 0%.

Note 9 – Fair Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date.

According to the Fair Value Topic of the FASB Accounting Standards Codification, there are three levels of inputs that may be used to measure fair value:

Level 1. Quoted prices in active markets for identical assets or liabilities.  DCT had no Level 1 assets or liabilities at September 30, 2009.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.  DCT had no Level 2 assets or liabilities at September 30, 2009.

Level 3.  Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.  DCT had no Level 3 assets.  Level 3 liabilities include (i) warrant and (ii) derivative contracts liabilities.  DCT estimates the fair value of Level 3 liabilities using the Black-Scholes valuation model.  During the three months ended September 30, 2009, DCT’s Level 3 liabilities either matured or converted to equity.  As such, DCT had no Level 3 liabilities as of September 30, 2009.

The carrying value of cash and cash equivalents, trade receivables and payables, prepaid expenses and other current assets, amounts due to related parties, and other payables and liabilities approximates fair value due to the short period of time to maturity.

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2009 (in thousands):

	Fair Value of Warrant Liability	Liability under Derivative Contracts	Total
Balance at December 31, 2008	$350	$9	$359
Unrealized gain included in net income (loss) (1)		(9)	(9)
Conversion of warrants to common stock	(350)		(350)
Maturity of host contract (2)		-	-
Balance at September 30, 2009	$-	$-	$-

(1)Included as a component of other income (expense).
(2) Series B Stock.

Note 10 – Bank Line of Credit

Line of Credit

During September 2009, DCT replaced its $3,000,000 existing line of credit (“LOC”) with a similar $2,000,000 LOC with a different commercial bank.  Borrowings under the LOC are limited to 75% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts (all as defined in the LOC agreement).  The LOC bears an annual interest rate of prime (3.25% at September 30, 2009) plus 2.00% for advances drawn against accounts receivables, with a minimum interest rate of 4%.  Interest payments are due monthly and all unpaid interest and principal is due in full on September 2, 2010.  Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default.  Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.  As of September 30, 2009, DCT had unused borrowing capacity of $774,000 on its LOC.

As of September 30, 2009, DCT was in compliance with all LOC debt covenants.

In connection with the LOC, DCT paid the lender a loan origination fee and legal fees which totaled approximately $20,000, and issued a warrant to purchase 68,027 shares of the Company’s Common Stock at $0.588 per share.   The loan origination fees and legal fees are recorded as deferred financing costs included in other current assets and are being amortized over the life of the loan to interest expense.  The $35,000 fair value of the warrants, as determined under the Black-Scholes valuation model, was originally recorded as debt discount and is being amortized over the life of the loan to interest expense.

DCT’s LOC balance at September 30, 2009 was comprised of the following:

Total principal due	$817,000
Less unamortized debt discount	(32,000)
$785,000

Interest Expense Related to Amortization of Warrant Fair Values and Loan Origination Fee

The Company recorded non-cash interest expense of $3,000 and $2,000 in connection with the LOC warrants and amortization of the LOC origination fee, respectively, during the three months ended September 30, 2009.

Note 11 – Commitments and Contingencies

Operating Leases

The Company is committed under various non-cancelable operating leases which extend through February 2011. Future minimum rental commitments as of September 30, 2009 are as follows (in thousands):

Year Ending September 30,	Future Minimum Lease Payments
2009	$178
2010	1
Total	$179

Employment Agreements

DCT maintains employment agreements with its executive officers which extend through 2010. The agreements provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, DCT maintains employment agreements with other key employees with similar terms and conditions.  As of September 30, 2009, termination payments totaling $1,028,000 remain in effect.

Research and Development Agreement

During the second quarter of 2009, the Company entered into an agreement with a customer to develop a scanner to meet the customer’s specific product requirements. The customer has the right to terminate the contract at any time without cause upon giving DCT two weeks’ notice. If terminated, the customer shall pay DCT for all work-in-progress or work completed up to the date of termination. Each party shall retain its rights in any intellectual property rights owned or licensed to it prior to commencement of development. All intellectual property developed by DCT will be owed exclusively by the customer and DCT will not distribute the developed product to any other customer (unless DCT receives prior written approval from the customer).  During the first 12 months following the initial product shipment, the customer is committed to buying a certain minimum number of scanners, developed under this agreement.

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

Note 12 – Segment and Geographic Information

Segment Information

DCT currently operates in one segment: the design, development and delivery of various imaging technology solutions, most notably scanners.

Geographic Information

During the three and nine months ended September 30, 2009 and 2008, DCT recorded net sales throughout the U.S., Europe and Asia as determined by the final destination of the product.  The following table summarizes total net sales attributable to significant countries (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
U.S.	$2,754	$2,775	$7,301	$7,845
Europe and other	183	187	643	614
Asia	38	57	48	101
	$2,975	$3,019	$7,992	$8,560

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Europe and Asia (in thousands):

	September 30, 2009	December 31, 2008
U.S.	$3,730	$3,093
Europe and other	140	169
Asia	34	59
	$3,904	$3,321

Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands.  Assets located in Asia relate to tooling equipment required to manufacture DCT’s product.

Note 13 – Restricted Cash

As of September 30, 2009, the Company had $5,000 of restricted cash, held at a commercial bank, used as collateral for the Company’s customer credit card acceptance program.  The cash collateral account is restricted until DCT closes its credit card acceptance account.

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

•
Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008.  A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•
Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows as of and for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

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

During 2008 DCT focused on re-aligning its operations toward its core revenue-generating competencies in an effort to cut costs and maximize profits. Looking to the future, DCT has identified several significant market opportunities available to the Company in 2009-2010 and beyond and we believe that with the corporate initiatives taken since 2008, we are well-positioned to capitalize on such opportunities.

DCT has introduced two new products in the three month period ending September 30, 2009 and looking forward to the future, we plan to introduce one additional new product by the end of 2009.  These new products include new technology for added functionality as well as improved existing functionality.  Additionally, our new products already have an existing market, and we have already begun delivery or received orders for all three new products.

Critical Accounting Policies

Our MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, trade receivables and allowance for doubtful accounts, inventories, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur, could materially change the financial statements.

Our disclosures of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed since that report was filed.

Results of Operations

The following table summarizes certain aspects of our results of operations for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$	%	2009	2008	$	%
Net sales	$2,975	$3,019	$(44)	(1)%	$7,992	$8,560	$(568)	(7)%
Cost of sales	1,847	1,986	(139)	(7)	4,908	5,811	(903)	(16)
As a percentage of sales	62%	66%			61%	68%

Selling, general and administrative expense	829	836	(7)	(1)	2,929	2,308	621	27
Research and development expense	295	166	129	78	728	539	189	35
Total other income (expense)	(9)	(581)	NM	NM	(8)	(173)	NM	NM
Provision (benefit) for income taxes	(76)	-	NM	NM	(76)	2	NM	NM
Dividend and deemed dividend on 5% convertible preferred stock and accretion of preferred stock redemption value	(5)	(14)	NM	NM	(30)	(358)	NM	NM

NM = Not Meaningful

Net Sales

The decrease in net sales during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is attributable to the overall slowdown of the general economic and market conditions in the U.S. economy and the related slowdown of information technology (“IT”) capital spending.  The U.S. economic downturn had more of an impact on our net sales during the first quarter of 2009.  During the second and third quarters of 2009 we were able to capitalize on some specific market opportunities, which offset the economic downturn.  This resulted in net sales during the three months ended September 30, 2009 being comparable to the three months ended September 30, 2008.   Additionally, during the three months ended September 30, 2009, we initiated a variety of sales incentives whereby we gave customers additional product for certain volume-related purchases of our more feature-rich products.  This program had a favorable impact to our sales.

Although our international sales are strategically important to the growth of our business, international sales represent less than 10% of our total sales for all periods presented.  During the three months ended September 30, 2009, we expanded our sales and support staff in Europe for the purpose of further developing our global presence and product recognition internationally.  We also have been asked by several of our major channel partners to broaden our product support and fulfillment capabilities in Europe, Middle East, Africa and Western Asia.

From time to time, our key customers place large orders causing our quarterly sales to fluctuate significantly.   Additionally, the timing of when we receive product to sell has a significant impact to our sales.  We expect both of these trends and resulting fluctuations to continue.

Although we continually concentrate on expanding our significant customer base, our revenue remains dependent on a small number of significant customers.  Total sales to significant customers (customers who represent more than 10% of our net sales) were 69% and 78% during the three months ended September 30, 2009 and 2008, respectively, and 65% and 64% during the nine months ended September 30, 2009 and 2008, respectively.  See “Note 4:  Concentration of Credit Risk and Major Customers” in Part I, Item 1 of this Form 10-Q.   The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

Cost of Sales, Including Gross Profit

Cost of sales includes all direct costs related to the purchase of scanners, imaging modules and services related to the delivery of those items manufactured in China, and to a lesser extent engineering services and software royalties.  Cost of sales as a percentage of sales decreased during both the three and nine months ended September 30, 2009 compared to the same periods in 2008, and was due to the following:

•	a higher proportion of overall net sales were generated from our more feature-rich products, which typically bear higher gross margins than our scanners with fewer product features;

•	the price reduction of certain third-party software as we move toward less costly value-added software;

•	the negotiated price reduction of some of our finished product; and

•	our continued efforts toward reducing the cost of our products.

The above noted factors were somewhat offset by the aforementioned sales incentive program implemented during the three months ended September 30, 2009 and the fluctuation of the U.S. dollar against the Chinese Yuan.

We expect our cost of sales as a percentage of net sales to fluctuate somewhat during the remainder of 2009 as we

•	introduce new products,

•	expand our sales incentive program,

•	experience changes in our product mix, and

•	work toward implementing further product cost reduction strategies.

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

The majority of the increases in selling and marketing expenses being incurred during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 were primarily attributable to the following:

•	increased investor relations efforts associated with DCT’s initiatives toward increasing DCT’s awareness in the investment community,

•	increased headcount as DCT expands its sales and diagnostic-level customer support initiatives, and

•	increased accounting fees associated with changing independent accountants and maintaining DCT’s public reporting requirements.

The majority of the investor relations initiatives and the increased accounting fees were incurred during the first six months of 2009.  As a result, the three months ended September 30, 2009 is relatively unchanged from the three months ended September 30, 2008.

We anticipate that selling, general and administrative expenses will continue to increase as our business continues to grow.  As well, we anticipate that the costs associated with being a public company will continue to increase as a result of our reporting requirements including, but not limited to, expenses incurred to comply with the Sarbanes-Oxley Act of 2002.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production.  The increase during both the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 was attributable to utilizing outside, specialized engineering contractors to enhance our product development efforts.

We anticipate that research and development expense will continue to increase over the long term as a result of the growth of our existing products, new product opportunities and any expansion into new markets and technologies. We remain committed to significant research and development efforts to extend our technology leadership in the imaging technology markets.

Total Other Income (Expense)

Our total other income (expense) during both the three and nine months ended September 30, 2009 was immaterial to our results of operations.

During the nine months ended September 30, 2008, the most significant component of our other income (expense) was the one-time gain on sale of assets of $550,000.  Non-operating income (expense) was also impacted by our increased debt, which resulted in interest expense of $159,000 and $427,000 during the three and nine months ended September 30, 2008, respectively.  Of the interest expense recorded during the three and nine months ended September 30, 2008, non-cash interest expense attributed to amortization of debt discount resulting from debt issuance costs was $144,000 and $311,000, respectively.

Provision (Benefit) for Income taxes

During the three months ended September 30, 2009, we finalized and filed our income tax returns for the tax year ended December 31, 2008.  As a result of the finalized returns, we reversed the provision for income taxes estimate originally booked.

Dividend and Deemed Dividend on Series A Stock and Accretion of Preferred Stock Redemption Value

During the three and nine months ended September 30, 2009 and 2008, the total accretion on our preferred stock was $5,000 and $30,000, respectively and $14,000 and $113,000, respectively.  The decrease during both the three and the nine month periods was attributable to the maturity of our Series A Stock on March 15, 2008.

The nine months ended September 30, 2008 include dividends of $14,000, which represent the 5% per year dividends accrued on our Series A Stock through the March 15, 2008 maturity date.  We do not pay dividends on our Series B Stock.

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

As of September 30, 2009, we had no preferred stock outstanding.

Liquidity and Capital Resources

At September 30, 2009, our principal sources of liquidity included cash and cash equivalents of $257,000 and an available borrowing capacity of $774,000 on our bank line of credit.

Our sales generally have followed a seasonal trend.  Historically, our sales have been higher in the second part of the year than in the first.  This seasonal trend has occurred during the past several years as well as the current year, and has typically constrained our working capital during the first part of the year.  And although we expect the historical trend of higher sales in the last part of the year as compared to the first part of the year, there can be no assurance that it will continue in 2009, especially in light of the current economic downturn in the US economy.

Operating activities:  During the nine months ended September 30, 2009, our operating activities used $812,000 of cash.  This was primarily a result of our $505,000 net loss, $561,000 of net non-cash expenses, and $868,000 net cash provided by changes in operating assets and liabilities.  During the nine months ended September 30, 2008, our operating activities provided $1,761,000 of cash.  This was primarily a result of our $273,000 net loss, $572,000 of net non-cash expenses and $1,462,000 net cash provided by changes in operating assets and liabilities.  Non-cash items included in net loss for the nine months ended September 30, 2009 were depreciation expense, stock-based compensation cost of options, fair value of equity instruments (including restricted common stock and warrants) issued for services rendered, amortization of deferred financing costs and debt discount, and the change in fair value of our derivative instruments.  Non-cash items included in net loss for the nine months ended September 30, 2008 were our one-time gain of $550,000 for the sale of assets related to terminated research and development activities, depreciation expense, stock-based compensation cost of options, fair value of equity instruments (including restricted common stock and warrants) issued for services rendered, and the change in fair value of our derivative instruments.  Changes in our operating assets and liabilities for both the nine months ended September 30, 2009 and 2008 are indicative of the normal operational fluctuations related to the timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing activities:  Our investing activities for the nine months ended September 30, 2009 consisted of capital purchases to support normal business operations.  During the nine months ended September 30, 2008, cash provided by investing activities included $550,000 in cash proceeds from the one-time sale of assets related to terminated research and development activities.

Financing activities:  During the nine months ended September 30, 2009, our financing activities consisted of (i) replacing our existing line of credit with a similar line of credit with a different commercial bank (as discussed below), and (ii) $75,000 cash payment upon the maturity of our preferred stock.  During the nine months ended September 30, 2008, our financing activities consisted of (i) paying down our bank line of credit, and (ii) making principal payments on our notes payable according to the terms of the agreement.

Cash and Working Capital Requirements

Our working capital at September 30, 2009 was $2,120,000 as compared to working capital of $1,820,000 at December 31, 2008.   The increase in working capital was a result of the one-time conversion of warrants to purchase 650,000 shares of common stock into 750,000 shares of common stock.  The warrants included a put option liability totaling $350,000, which was de-recognized during the three months ended September 30, 2009.  The increase in working capital as a result of the $350,000 warrant liability de-recognition, was slightly offset by the $75,000 cash paid upon the maturity of our preferred stock.  As of September 30, 2009 we have no preferred stock and no warrants with put options outstanding.

DCT actively controls operating expenses to align with current and projected net sales.  If we continue to successfully manage our projected net sales and control our operating expenses, of which there can be no assurance, management believes that current cash and other sources of liquidity are sufficient to fund normal operations through the next 12 months.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One – Three	Three – Five
	Total	One Year	Years	Years
Bank line of credit (1)	$817	$817	$-	$-
Operating lease obligations	179	178	1	-
Total contractual cash obligations	$996	$995	$1	$-

 (1) During September 2009, DCT replaced its $3,000,000 existing line of credit (“LOC”) with a similar $2,000,000 LOC with a different commercial bank.  Borrowings under the LOC are limited to 75% of eligible accounts receivable as defined in the LOC agreement.  The LOC bears an annual interest rate of prime (3.25% at September 30, 2009) plus 2.00% for advances drawn against accounts receivables, with a minimum interest rate of 4%.  Interest payments are due monthly and all unpaid interest and principal is due in full on September 2, 2010.  Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default.  Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.  As of September 30, 2009, DCT had unused borrowing capacity of $774,000 on its LOC.

As of September 30, 2009, DCT was in compliance with all LOC debt covenants.

Off-Balance Sheet Arrangements

At September 30, 2009, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

To the best of our knowledge, except for the commitments described in “Note 11: Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, there are no other known trends or demands, commitments, events or uncertainties that existed at September 30, 2009, which are likely to have a material effect on our future liquidity.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009 for the reasons discussed below related to material weaknesses in our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

At DCT’s Annual Shareholders’ meeting, see in Part II, Item 4 of this Form 10-Q, our independent financial expert was not re-elected to our Board of Directors.  As a result, we did not have effective comprehensive entity-level internal controls specific to the structure of our board of directors.

Management’s Remediation Initiatives

We are currently in the process of interviewing candidates that meet the definition of independent and financial expert and can fill the vacant position on our Board of Directors.  We anticipate filling the director position by December 31, 2009. Additionally, we plan to test our updated controls and remediate our material weaknesses by December 31, 2009.

Conclusion

To mitigate the above identified material weakness, DCT executive management, two of whom are also members of DCT’s Board of Directors, performed detailed analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period’s financial statements and analyzed all significant differences. Additionally, DCT executive management compared the actual results of operations to its internal budgeted forecast and investigated any items where the actual results differed from expectations.  Such detailed analyses were completed so management could gain assurance that the financial statements and schedules included in this Form 10-Q fairly present in all material respects DCT’s financial position, results of operations and cash flows for all periods presented.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On August 7, 2009, we issued an aggregate of 187,500 shares of common stock in connection with our Series B Preferred Stock redemption.

On September 9, 2009, we issued 750,000 shares of common stock in connection with the cancellation of a warrant to purchase 650,000 shares of our common stock.

We did not receive any proceeds with the aforementioned common stock issuances.  All securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

On September 14, 2009, the Company held its annual meeting of stockholders, whereby its stockholders were asked to vote on the following Proposals:

1.
To elect each of Edward Straw, David Clark, William Hawkins, Darwin Hu, Frank Musso and Jody Samuels to serve as directors of the Company until the next annual meeting of stockholders or until their successors have been duly elected or appointed and qualified.

2.	To vote to approve the Company’s 2009 Stock Option Plan authorizing the issuance of up to 1,500,000 shares.

3.	To vote to ratify the appointment by the Company’s Board of Directors of Hein & Associates LLP, to serve as the Company’s independent auditors for the year ended December 31, 2009.

All of the nominees named in Proposal 1, except for Frank Musso, were elected by the stockholders to serve as directors of the Company until the next annual meeting of stockholders or until their successors have been duly elected or appointed and qualified.  Each of Proposals 2 and 3 set forth above were approved by the stockholders and received the requisite number of votes to approve the proposed actions.

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

Document Capture Technologies, Inc.

Date: November 16, 2009	/s/ David P. Clark
David P. Clark, Chief Executive Officer

Date: November 16, 2009	/s/ M. Carolyn Ellis
M. Carolyn Ellis Chief Financial Officer