Form 10-K
period 2009-12-31
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2010-03-31
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 000-25839

DOCUMENT CAPTURE TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Delaware	80-0133251
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification Number)

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

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (9,095,256 shares) was approximately $3,638,102, based on the average closing bid and ask price of $0.40 for such common equity on June 30, 2009.

As of March 15, 2010, there were outstanding 19,406,270 shares of the issuer’s Common Stock, par value $0.001.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

ITEM 1.   BUSINESS

Overview

Document Capture Technologies, Inc. (referred to herein as "we", "us", "our", "DCT" or "Company"), a Delaware corporation, develops, designs and delivers various document capture  technology solutions to all types and sizes of enterprises including governmental agencies, large corporations, small corporations, small office-home office (“SOHO”), professional practices as well as consumers (referred to herein collectively as “Enterprises”) . We are a market-leader in providing USB-powered scanning solutions to a wide variety of industries and market applications. Our patented and proprietary page-image capture devices facilitate the way information is stored, shared and managed in both business and personal use.

Syscan, Inc., our wholly-owned subsidiary, was incorporated in California in 1995 to develop and manufacture a new generation of contact image sensors (“CIS”) that are complementary metal-oxide-silicon (“CMOS”) imaging sensor devices. During the late 1990s, we achieved many technical milestones and were granted numerous patents for our linear imaging technology. Our patented CIS and mobile imaging scanner technology provides high quality images at extremely low power consumption levels allowing us to deliver compact scanners in a form that is simple to use with a computer and or integrate into new or existing systems where there is need for a small footprint lightweight device to scan documents.

Our business model was developed and continues to evolve around intellectual property (“IP”) driven products sold primarily to original equipment manufacturers (“OEM”), private label brands and value added resellers (“VAR”). Our image scanning products can be found in a variety of applications, including but not limited to, the following:

•	Bank note and check verification (remote capture deposit or “RDC”);
•	Document and information management;
•	Identification card scanners;
•	Passport security scanners;
•	Business card readers;
•	Barcode scanning; and
•	Optical mark readers used in lottery terminals.

In the past ten years we have grown to be one of the largest manufacturers of page-fed scanning devices worldwide, and we sell to several major brand companies including AMBIR TECHNOLOGY, BRIDGEPORT TECHNOLOGIES, BROTHER INTERNATIONAL, BURROUGHS, NCR, NEWELL RUBBERMAID/DYMO-CARDSCAN, UNISYS, and VISIONEER.  Our vertically integrated design and manufacturing business model allows our customers to introduce new products to the market quickly and efficiently.

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

Our document/image-capture solutions offer Enterprises a cost-effective and accurate alternative to manual data entry, a traditional approach that is typically a labor-intensive, time-consuming and costly method of managing the input of information into the Enterprise. Organizations can utilize our solutions to capture and store information electronically, and extract the meaningful content or data in a way that preserves the data’s accuracy.  As a result, we believe there is significant growth opportunity for our solutions to help simplify the way Enterprises manage information as well as other business applications.

Currently, all of our revenue is generated from sales of our document/image-capture products.  Net revenue for the previous three years was (in thousands):

Year Ended	Net Revenue
December 31, 2009	$11,529
December 31, 2008	11,643
December 31, 2007	15,023

We offer several different image scanning product groups to meet the diverse needs of our customers.  Currently, all of our products are based on the same unique patented and proprietary technology, and our product groups vary from one another by various features and configurations.  Our most popular product groups include our trademarked DocketPORT and TravelScan line of products.

DocketPORT®

Our DocketPORT product group is in its fourth generation of compact document/image-capture devices.  Specific features of this product group include:

•	High-speed Universal Serial Bus (“USB”) powered;
•	True duplex scanning capability (several models scan both sides of a two-sided document at once);
•	600 dots per inch (“DPI”) optical resolution;
•	Minimal power consumption;
•	Small footprint;
•	Extremely lightweight;
•	Compliant with Restriction of Hazardous Substance (“RoHS”);
•	Internal 48-bit analog-to-digital conversion for three-color channels (red, green and blue);
•	No power adapter required; and
•	Variations that can scan any size document from business cards to legal size documents.

TravelScan®

Our TravelScan products are entry-level document management products.  These lightweight and convenient scanners are powered via USB cable. Our TravelScan products can be conveniently carried alongside laptops and require minimal additional work space.  These products enable users to fax, email and organize all business documents with the "touch of a button." Specific features include:

•	Full-Speed USB powered;
•	300 dots per inch (“DPI”) optical resolution;
•	Minimal power consumption;
•	Small footprint;
•	Extremely lightweight; and
•	RoHS-Compliant with Restriction of Hazardous Substance.

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

Competition

We had several direct competitors to our document/image-capture products, in major worldwide markets (North America, Europe and Asia) during the year ended December 31, 2009.  To maintain our competitive advantage, we maintain a high level of investment in research and development, and focus on factory efficiency.  This allows us to provide superior time-to-market product cycles with the goal of manufacturing and delivering products to customers virtually defect free.

We believe that our competitive strengths include:

•	Product quality and performance;
•	Patented and proprietary-based products;
•	Favorable and well-established reputation, experience and presence in the USB-powered document/image-capture devices market;
•	Superior customer relationships that allow us to identify and work closely with customers to meet market demands;
•	Vertical integration design and manufacturing business model which reduces the time to introduce a new or improved product to the market; and
•	Broad distribution channels.

Manufacturing and Raw Material Supply

Manufacturing.  We purchase the majority of our finished scanner imaging products from Shenzhen Syscan Technology (“SST”), a wholly-owned subsidiary of Syscan Technology Holdings Limited (“STH”).  SST was DCT’s majority shareholder until July 2008.  As of December 31, 2009, SST held less than 20% of DCT’s outstanding common stock.  See Part III, “Item 13:  Certain Relationships and Related Transactions, and Director Independence.”

Historically, we have purposely limited the manufacturing of our product to SST, as this gives us better control over both the quality and cost of our product.  We have established a pricing agreement with SST, which is negotiated periodically.  From the early stages of product design and development, DCT engineers worked closely with SST’s production team to ensure optimal and cost-effective manufacturing. The strategy of using only one subcontract manufacturer could be disadvantageous if SST becomes unable or unwilling to provide products to us in a timely manner.  If this happens, we estimate it would take us approximately six to twelve months to establish a new subcontract manufacturer.  To mitigate this exposure, we provide to SST most of the critical components and tooling required to manufacture our proprietary products.

At the end of January 2010, SST announced a relocation of its primary manufacturing facility, currently located in Shenzhen China, to Wuhan, Hubei China. The purpose of the relocation relates directly to an opportunity for SST to reduce its direct and overhead costs.  As of the date of this filing and based on information provided to it by SST, DCT anticipates the new manufacturing facility to be fully functional by April 2011 and that the relocation will have minimal impact to the manufacturing process and DCT’s operations.

Raw Materials.  We do not have any long-term or exclusive purchase commitments with any of our suppliers.

SST purchases the raw materials, parts and components with the exception of the critical components discussed above, which we provide.  A limited number of components included in our products are obtained from a single supplier or a small group of suppliers.  Some controller chips are sole-sourced, as they are specialized devices that can effectively control the cost of our product.  To reduce the risk associated with using a sole supplier, we attempt to maintain strategic inventories of these sole-sourced components.  Where possible, we also work with secondary suppliers to qualify additional sources of supply.

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

Customers

A small number of our customers have historically accounted for a substantial portion of our net sales. Total sales to significant customers (customers who represent more than 10% of our net sales) were 64% and 82% during the years ended December 31, 2009 and 2008, respectively.   See Note 1 included in Part II, “Item 8: Financial Statements.”  Our largest customer rankings and their respective contributions to our net sales have varied and will likely continue to vary from period to period.   However, we expect that our largest customers will continue to account for a substantial portion of our net sales in the foreseeable future.  As we continue to expand our customer base, we expect the concentration of sales to be more evenly distributed among our largest customers, thus reducing our exposure to any single customer.

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

Compliance with Environmental, Health and Safety Regulations

DCT and its product manufacturer have established an ongoing product surveillance program in coordination with standards set by Underwriters Laboratories, Canadian Standards Association, CB Safety Standards, Federal Communication Commission (FCC class B), Community European (CE mark) and VCCI compliance (Japan). In July 2006, the European Union (“EU”) began requiring all electronics products sold within the EU to be RoHS compliant pursuant to the European Directive 2002/95/EC as amended by European Directive 2003/108/EC(e).   Beginning in January 2006, all DCT products offered were RoHS compliant.

Research and Development

We have historically devoted a significant portion of our financial resources to research and development programs to both enhance our current products and create new unique products, and we expect to continue to allocate significant resources to these efforts.

Our research and development expenses were $1,013,000 and $712,000 for the years ended December 31, 2009 and 2008, respectively.  To date, all research and development costs have been expensed as incurred.

Our future success will depend, in part, on our ability to anticipate changes, enhance our current products, develop and introduce unique new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. We intend to continue to develop our technology and innovative products to meet our customers document capture demands.

Seasonal Trends

Our sales generally have followed a slightly seasonal trend. Historically, our sales have been higher in the second half of the year than in the first half of the year.  This seasonal trend has occurred during the past several years, but there can be no assurance that it will continue in the future.

Employees

As of December 31, 2009, we employed 22 employees on a full-time basis; 17 employees were located in the United States, 3 were located in China and 2 were located in Europe.  Of the total, 7 were in product research and development and 15 were in sales, service, and administration. None of our employees are represented by unions or collective bargaining agreements. We have experienced no work stoppages and believe that our employee relations are good.

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

We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please contact our Corporate Secretary at 1798 Technology Drive Suite 178, San Jose, California 95110 or call 1-408-213-3707.

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

Total sales to significant customers (customers who represent more than 10% of our net sales) were 64% and 82% during the years ended December 31, 2009 and 2008, respectively.   See Note 1 included in Part II, “Item 8: Financial Statements.”  We expect that our largest customers will continue to account for a substantial portion of our net sales for the foreseeable future.  None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period.  We cannot provide assurance that any of our customers will continue to purchase our products at past or current levels.

The Company has experienced a history of recurring operating losses and may continue to incur losses for the foreseeable future.

Our net loss attributable to common stockholders totaled $291,000 and $422,000 for the years December 31, 2009 and 2008, respectively.  Our accumulated deficit as of December 31, 2009 was $33,122,000.  We cannot provide assurance that we can achieve profitability in the future.

We currently subcontract the manufacturing of our image-capture products to one company and this reliance on one company exposes us to risk which could damage our reputation and adversely affect our business.

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

At the end of January 2010, SST announced a relocation of its primary manufacturing facility, currently located in Shenzhen China, to Wuhan, Hubei China. The purpose of the relocation relates to an opportunity for SST to reduce its direct and overhead costs.

Based on information provided to it by SST as of the date of this filing, DCT anticipates the new manufacturing facility to be fully functional by April 2011 with minimal impact to the manufacturing process, we cannot provide assurance that production will not be negatively impacted. In the event that there is a delay in the relocation of the manufacturing facility our business operations could be materially adversely affected.

We depend on a limited number of suppliers to provide the components and raw materials necessary to manufacture our products; any interruption in the availability of these components and raw materials used in our product could reduce our revenues.

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

We do not have any long-term or exclusive purchase commitments with any of our suppliers. Failure to maintain existing relationships with our current suppliers, or failure to establish new supplier relationships in the future, could negatively affect our ability to obtain necessary components and raw materials in a timely manner. If we are unable to obtain ample supply of materials from our existing suppliers or alternative supply sources, we may be unable to satisfy our customers' orders, which could reduce our revenues and adversely affect relationships with our customers.

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

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

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

Third parties have claimed and may claim in the future that we or our customers are infringing, or contributing to the infringement of, their intellectual property.  We could be exposed to significant litigation or licensing expenses or be prevented from selling our products if such claims are successful.

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

Quotes for securities quoted on the OTCBB are not listed in the financial sections of newspapers as are those for the national securities exchanges.  Moreover, in recent years, the overall market for securities has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies.  The trading price of our common stock is expected to be subject to significant fluctuations which are affected by, but not limited to, the following:

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

We are authorized to issue 50,000,000 shares of our common stock.  As of March 15, 2010, there were 19,406,270 shares of common stock issued and outstanding.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants.  As of March 1, 2009, we had the following common shares reserved for future issuance:

Stock options outstanding	11,355,498
Warrants outstanding	2,002,027
Total	13,357,525

The numbers above do not include 460,667 shares that are reserved pursuant to our 2009 Stock Option Plan for future grant.  To the extent that options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

While we have no present plans to issue additional shares of preferred stock in the future, our board of directors has the authority (as previously discussed), without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock.  The above table does not include any future issuance of preferred stock.  The issuance of any of such series of preferred stock will cause further dilution to holders of our common stock.

Future sales of our common stock could put downward selling pressure on our common stock, and adversely affect the per share price. There is a risk that this downward pressure may make it impossible for an investor to sell shares of common stock at any reasonable price, if at all.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933 (Securities Act), subject to certain limitations. In general, Rule 144 permits the unlimited sale of securities by our stockholders that are non-affiliates that have satisfied a six month holding period, and affiliates of our Company may sell within any three month period a number of securities that does not exceed 1% of our then outstanding shares of common stock. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have material adverse effect on the market price of our securities.

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

ITEM 2.  PROPERTIES

The following table lists details of our properties at December 31, 2009:

Location	Lease expiration	Total Square Footage	Primary Usage
San Jose, CA	June 2010	5,500	Corporate headquarters and product development
Santa Clara, CA	June 2010	6,000	Inventory management and distribution
Arnhem, Netherlands	Month to month	270	Field service and sales office
Schiphol, Netherlands	Month to month	1,400	Inventory management and distribution

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the OTC Bulletin Board (“OTCBB”).  Effective January 11, 2008, in connection with the name change to “Document Capture Technologies, Inc.” from “Sysview Technology, Inc.,” our stock symbol changed to “DCMT” from “SYVT.” The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated:

	High	Low
Fiscal 2009:
1st Quarter	$0.60	$0.30
2nd Quarter	0.68	0.30
3rd Quarter	0.64	0.33
4th Quarter	0.45	0.14

Fiscal 2008:
1st Quarter	$0.90	$0.55
2nd Quarter	0.84	0.35
3rd Quarter	0.75	0.30
4th Quarter	0.67	0.25

Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Record Holders

As of March 15, 2010, there were 19,406,270 shares of common stock issued and outstanding, held by approximately 375 holders of record as indicated on the records of DCT’s transfer agent.

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

Equity Compensation Plan Information

The following table sets forth certain information concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans as of December 31, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,739,333	$0.42	460,667
Equity compensation plans not approved by security holders	4,616,165	0.17	–
Total	11,355,498	$0.32	460,667

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

In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2002 Plan provides that each outstanding option will fully vest and become exercisable.  The maximum number of options that can be granted under the 2002 Plan is 3,200,000.   As of December 31, 2009, there were no options available for future grant under the 2002 Plan.

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

The 2006 Plan provides that vested options may generally be exercised for three months after termination of employment and for 12 months after termination of employment as a result of death or disability.  If the Company liquidates, optionees will be notified at least 30 days prior to the proposed dissolution or liquidation to give optionees time to exercise any vested options.  To the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action.  However, the plan administrator may, under its sole discretion, permit exercise of any options prior to their termination, even if such options were not otherwise exercisable. In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2006 Plan provides that each outstanding option will fully vest and become exercisable.  At the Company’s annual meeting on October 3, 2008, the Company’s shareholders agreed to increase the maximum number of options that can be granted under the 2006 Plan from 1,500,000 to 2,500,000.   As of December 31, 2009, there were no options available for future grant under the 2006 Plan.

2009 Stock Option Plan

At our stockholders’ annual meeting on September 14, 2009, our stockholders approved the adoption of the 2009 Stock Option Plan (“2009 Plan”).  Currently the plan is administered by our Board of Directors.  The 2009 Plan generally provides for the grant of either qualified or nonqualified stock options to officers, employees, directors and consultants at not less than 85% of the fair market value of our common stock as of the grant date.

The 2009 Plan provides that vested options may generally be exercised for three months after termination of employment and for 12 months after termination of employment as a result of death or disability.  If the Company liquidates, optionees will be notified at least 30 days prior to the proposed dissolution or liquidation to give optionees time to exercise any vested options.  To the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action.  However, the plan administrator may, under its sole discretion, permit exercise of any options prior to their termination, even if such options were not otherwise exercisable. In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2009 Plan provides that each outstanding option will fully vest and become exercisable.  As of December 31, 2009, there were 460,667 options available for future grant under the 2009 Plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2009, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) except as disclosed in previous SEC filings.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of the year ended December 31, 2009.

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

•
Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2009 (“Fiscal 2009”) compared to the year ended December 31, 2008 (“Fiscal 2008”).  A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•	Liquidity and Capital Resources. This section provides an analysis of our financial condition as of December 31, 2009 and our cash flows for Fiscal 2009 compared to Fiscal 2008.

•
Contractual Obligations, Off-Balance-Sheet Arrangements, and Trends.  As of December 31, 2009, an overview of (i) contractual obligations and contingent liabilities and commitments, including an expected payment schedule, (ii) an explanation of off-balance-sheet arrangements, and (iii) known trends.

Overview

We are in the business of designing, developing and delivering imaging technology solutions. Our technology is protected under multiple patents.  We focus our research and development toward new deliverable and marketable technologies related to document digitization and utilization. We sell our products to customers throughout the world, including the United States, Canada, Europe, South America, Australia and Asia.

Our strategy includes a plan to expand our document/image-capture product line and technology while leveraging our assets in other areas of the imaging industry. We are actively shipping five groups of image-capture products.  We have expanded our document/image-capture product offerings, and will continue to expand our product offerings in the future in response to the increased market demand for faster, easier-to-use products and increased security to meet the growing need for information protection, including identity and financial transaction protection.

In 2008, DCT focused on re-aligning its operations toward its core revenue-generating competencies in an effort to cut costs and maximize profits. In 2009 DCT identified and pursued key significant market opportunities available to the Company.  We believe that the result of these corporate initiatives has uniquely positioned DCT for growth in 2010 and beyond.

DCT introduced three new products during Fiscal 2009.  New products include new technology for added functionality as well as improved existing functionality.  Additionally, our new products already have an existing market, and we have already begun delivery or received orders for all three new products.

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

Sales Incentives

In certain instances, we offer sales incentives whereby we give customers additional product for certain volume-related purchases.  We record the cost of the product-related sales incentives as a cost of sales during the period the incentive is earned.

Inventory and Warranty Reserves

We establish inventory reserves for estimated obsolescence, unmarketable, or slow-moving inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required.  At December 31, 2008, we had a $20,000 inventory reserve for specifically identified slow-moving inventory.  We sold such inventory during Fiscal 2009.  No additional obsolete, unmarketable, or slow-moving inventory was identified at December 31, 2009.

Historically, we have purchase the majority of our finished scanner imaging products from Shenzhen Syscan Technology (“SST”), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH").  SST was DCT’s majority shareholder until July 2008.  As of December 31, 2009, SST held less than 20% of DCT’s outstanding common stock.  SST warrants the products it manufactures for us against defects in material and workmanship for a period of 18 months after the completion of manufacture. After such 18 month period, SST provides product repair services for us at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products.  As a result of the product warranty provided by SST, DCT does not record a product warranty reserve.

Related-Party Transactions

We have significant related-party transactions and agreements, which we believe have been accounted for at fair value. We utilized our best estimate of the value of these transactions and agreements. Had alternative assumptions been used, the values obtained may have been different.

Related-Party Purchases

As discussed above, we purchase the majority of our finished scanner imaging products from SST.  Purchases from SST totaled $6,546,000 and $6,816,000 for the years ended December 31, 2009 and 2008, respectively.  All purchases from SST were carried out in the normal course of business. As a result of these purchases, DCT was liable to SST for $341,000 and $393,000 at December 31, 2009 and 2008, respectively.

Related-Party Net Sales

During the year ended December 31, 2009 and 2008, DCT recorded net sales totaling $72,000 and $57,000, respectively, for finished scanners sold to SST.  The related cost of goods sold was $39,000 and $41,000 for the years ended December 31, 2009 and 2008, respectively.  All sales to SST contained similar terms and conditions as for other transactions of this nature entered into by DCT.

Revised Consulting Agreement

In August 2009, DCT amended an existing consulting contract, originally entered in July 2008, with one of its shareholders who owns more than 5% of DCT’s outstanding stock. The amendment called for DCT to make a one-time cash payment of $30,000, and for the consultant to return to DCT 275,000 non-qualified stock options, at an exercise price of $0.30 per share, to purchase shares of DCT common stock. The stock options were originally granted to the shareholder in July 2008. All other terms of the original contract remain in effect.

Legal Services Agreement

On September 15, 2009, DCT entered into a legal services agreement with Jody R. Samuels, a director of the Company.  Pursuant to the agreement Mr. Samuels provides certain legal services to us which consists of assisting the Company in (i) the preparation of its periodic and other filings with the Securities and Exchange Commission (“SEC”), including proxy statements, special and annual meetings of shareholders, (ii) the negotiation of financing and corporate development transactions, (iii) preparation and review of documentation related to financing arrangements and corporate development transactions, (iv) preparing registration statements, and responding to any SEC inquiries/comment letters, (v) documenting corporate governance policies and procedures, and (vi) any other legal matters reasonably within the legal expertise of Mr. Samuels.

Pursuant to the Agreement, Mr. Samuels is paid $4,000 per month, and for the year ended December 31, 2009, was paid an aggregate of $14,000.  The Agreement may be cancelled by either party with 30 days prior written notice.

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment annually or more frequently if we believe indicators of impairment exist. Significant management judgment is required during the evaluation, which includes forecasts of future operating results. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.  We had no such asset impairments during Fiscal 2009 or Fiscal 2008.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual income taxes may be materially different from our estimates.  As a result of our analysis, we concluded that a full valuation allowance against our net deferred tax assets is appropriate at December 31, 2009 and 2008.

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

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

We account for our Series A 5% Cumulative Convertible Preferred Stock (“Series A Stock”), which matured March 15, 2008, and our Series B Convertible Preferred Stock (“Series B Stock”), which matured August 7, 2009, pursuant to the Derivative Instruments and Hedging Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”).  Accordingly, the embedded conversion feature of our Series A Stock and Series B Stock were accounted for as derivative instruments and were bifurcated from the host contract.

The fair value of these derivative instruments, as determined by applying the Black-Scholes valuation model, was adjusted at each reporting period until the maturity of the host contract.  The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Our derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate.

Stock-Based Compensation Expense

DCT’s has incentive plans that permit us to grant incentive stock options and non-qualified stock options to employees, directors and consultants.  All stock options are valued using a Black-Scholes option pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility for our common stock as the expected volatility assumption required in the Black-Scholes model, which could be significantly different than actual volatility.  The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees.

Fair Value of Financial Instruments

We account for certain liabilities pursuant to the Fair Value Topic of the Codification, which defines three levels of inputs that may be used to measure fair value:

Level 1. Quoted prices in active markets for identical assets or liabilities.  DCT had no Level 1 assets or liabilities during Fiscal 2009 or Fiscal 2008.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.  DCT had no Level 2 assets or liabilities during Fiscal 2009 or Fiscal 2008.

Level 3.  Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.  The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.   DCT had no Level 3 assets during Fiscal 2009 or Fiscal 2008.    Level 3 liabilities include (i) warrant and (ii) derivative contracts liabilities.  DCT estimates the fair value of Level 3 liabilities using the Black-Scholes valuation model.  During Fiscal 2009, DCT’s Level 3 liabilities either matured or converted to equity.  As such, DCT had no Level 3 liabilities at December 31, 2009. The adjustment to the fair value of our Level 3 liabilities was not significant in Fiscal 2008.

Results of Operations

The following table summarizes certain aspects of our results of operations for Fiscal 2009 compared to Fiscal 2008 (in thousands):

	Fiscal 2009	Fiscal 2008	$ Change	% Change

Net sales	$11,529	$11,643	$(114)	(1)%

Cost of sales	6,936	7,696	(760)	(10)
As a percentage of sales	60%	66%

Selling, general and administrative expenses	3,880	3,465	415	12
Research and development expense	1,013	712	301	42

Total non-operating income (expense), net	(35)	255	NM	NM
Provision (benefit) for income taxes	(74)	77	NM	NM
Dividend and deemed dividend on 5% convertible preferred stock and accretion of preferred stock redemption value	(30)	(370)	NM	NM

NM = Not Meaningful

Net Sales

Net sales for Fiscal 2009 were relatively flat in comparison to net sales for Fiscal 2008. The overall slowdown of the general economic and market conditions in the U.S. economy and the related slowdown of information technology (“IT”) capital spending were offset by several effective marketing efforts.  Our net sales were positively impacted by the following:

•	Increasing sales efforts and market recognition of our newer and more feature-rich products, which resulted in a 25% increase to our weighted-average selling price;
•	Capitalizing on several market opportunities during the last half of Fiscal 2009; and
•	Implementing sales incentives for certain volume-related purchases of our more feature-rich products.

While international sales are strategically important to the growth of our business, they represent less than 10% of our total sales during both Fiscal 2009 and Fiscal 2008.  During the third quarter of Fiscal 2009, we expanded our sales and support staff in Europe for the purpose of further developing our global presence and product recognition internationally.  We also have been asked by several of our major channel partners to broaden our product support and fulfillment capabilities in Europe, Middle East, Africa and Western Asia.

While we continually concentrate on expanding and diversifying our significant customer base, our revenue remains dependent on a small but growing number of significant customers.  Total sales to significant customers (customers who represent more than 10% of our net sales) were 64% and 82% during the years ended December 31, 2009 and 2008, respectively.   See Note 1 included in Part II, “Item 8: Financial Statements.”  The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

From time to time, our key customers place large orders causing our quarterly sales to fluctuate significantly.   Additionally, the timing of when we receive product to sell has a significant impact to our sales.  We expect both of these trends and resulting fluctuations to continue.

Cost of Sales, Including Gross Profit

Cost of sales includes all direct costs related to the purchase of scanners, imaging modules and services related to the delivery of those items manufactured in China, and to a lesser extent, engineering services and software royalties.  Cost of sales as a percentage of sales decreased during Fiscal 2009 as compared to Fiscal 2008, and was due to the following:

•	A higher proportion of overall net sales were generated from our more feature-rich products, which typically bear higher gross margins than our scanners with fewer product features;

•	The reworking of certain third-party software configurations as we move toward less costly and greater value-added software;

•	The negotiated cost reduction to some of our finished product; and

•	Our continued efforts toward reducing the cost of our products.

The above noted factors were somewhat offset by the aforementioned sales incentive program implemented during the third and fourth quarters of Fiscal 2009 and the fluctuation of the U.S. dollar against the Chinese Yuan.

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

The increase in selling, general and administrative expenses increased during Fiscal 2009 as compared to Fiscal 2008 was primarily attributable to the following:

•	Increased investor relations efforts associated with DCT’s initiatives toward increasing DCT’s awareness in the investment community;

•	Increased legal fees associated with various actions related to breach of contract and patent defense;

•	Increased headcount as DCT expands its sales and diagnostic-level customer support initiatives; and

•	Increased accounting fees associated with changing independent accountants and maintaining DCT’s public reporting requirements.

The above increases were somewhat offset by the decrease in the amortization of the fair value of common stock and common stock warrants (a non-cash charge).  As part of the aforementioned investor relations initiatives, common stock and common stock warrants were issued and amortized during Fiscal 2008.

We anticipate that selling, general and administrative expenses will continue to increase as our business continues to grow and the costs associated with being a public company continue to increase as a result of our reporting requirements.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production.  The increase during Fiscal 2009 as compared to Fiscal 2008 was attributable to utilizing outside, specialized engineering contractors to enhance our product development efforts.   Additionally, we doubled our in-house research and development headcount from Fiscal 2008 to Fiscal 2009.

We anticipate that research and development expense will continue to increase over the long term as a result of the growth of our existing products, new product opportunities and expansion into new markets and technologies. We remain committed to significant research and development efforts to extend our technology leadership in the imaging technology markets.

Total non-operating income (expense), net

Our total non-operating income (expense) during Fiscal 2009 was immaterial to our results of operations.

During Fiscal 2008, the most significant component of our non-operating income (expense) was the one-time gain on sale of assets of $550,000.  During Fiscal 2008, non-operating income (expense) was also impacted by our increased debt, which resulted in interest expense of $432,000, of which $311,000 was non-cash interest expense attributable to amortization of debt discount resulting from debt issuance costs.

Provision for Income Taxes

Our income tax expense for Fiscal 2008 was based on an estimate.  Our actual tax returns calculated a tax loss for the tax year ended December 31, 2008.  The benefit for income taxes during Fiscal 2009 reflects the reversal of the estimate and overpayment of income taxes for Fiscal 2008.  We had an estimated tax loss for Fiscal 2009.

Dividend and Deemed Dividend on Series A Stock and Accretion of Preferred Stock Redemption Value

The total accretion on our Series A Stock and Series B Stock was $30,000 and $126,000 during Fiscal 2009 and Fiscal 2008, respectively.  The decrease was attributable to the maturity of our Series A Stock during March 2008 and the maturity of our Series B Stock August 2009.

Total dividends on our Series A Stock were $0 and $13,000 during Fiscal 2009 and Fiscal 2008, respectively.   The decrease was attributable to the maturity of our Series A Stock on March 15, 2008.  We did not pay dividends on our Series B Stock.

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

As of December 31, 2009 we had no preferred stock outstanding.

Liquidity and Capital Resources

At December 31, 2009, our principal sources of liquidity included cash and cash equivalents of $328,000 and an available borrowing capacity of $862,000 on our bank line of credit.  During March 2010, we negotiated an increase to our existing line of credit borrowing.  We anticipate approximately $500,000 additional borrowing capacity as a result of the increase to our borrowing base.

The following table summarizes DCT’s cash and cash equivalents, working capital and cash flows as of and for the years ended December 31, 2009 and 2008 (in thousands):

	As of or for the year ended December 31,
	2009	2008
Cash and cash equivalents	$328	$405
Working capital	2,413	1,820
Cash (used) provided by operating activities	(116)	1,429
Cash (used) provided by investing activities	(91)	519
Cash provided (used) by financing activities	130	(3,313)

Operating Activities

Cash used by operations during Fiscal 2009 was primarily a result of our $261,000 net loss, $703,000 of net non-cash expenses and $558,000 net cash used by changes in operating assets and liabilities.  Cash provided by operations during Fiscal 2008 was primarily a result of our $52,000 net loss, $586,000 of net non-cash expenses, and $895,000 net cash provided by changes in operating assets and liabilities.

Non-cash items included in net loss are depreciation expense, stock-based compensation cost of options, fair value of warrants issued for services rendered, change in fair value of derivative instruments, change in fair value of warrant liability and amortization of debt discount.  The most significant change in our operating assets and liabilities in Fiscal 2009 was attributable to the buildup of inventory, which negatively impacted our cash flows from operations, in anticipation of future sales growth.  The most significant change in our operating assets and liabilities during Fiscal 2008 was a decrease in accounts receivable, which positively impacted our cash flows from operations, as a result of decreased revenues experienced during the period.

We had no significant unusual cash outlays related to operating activities during Fiscal 2009 or Fiscal 2008.  We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing Activities

During Fiscal 2009, our investing activities were from the purchase of capital equipment, the majority of which was for tooling equipment to support the manufacturing of our recently-released products.

During Fiscal 2008, cash provided by investing activities included proceeds of $550,000 gain on the sale of our HD display-related assets, which positively impacted our cash position.  This was slightly offset by the purchase of capital equipment.  The sale of our HD display-related assets in Fiscal 2008 was a result of refocusing our efforts and economic resources toward our core revenue generating activities.

Financing Activities

During Fiscal 2009, our financing activities consisted of (i) replacing our existing line of credit with a similar line of credit with a different commercial bank (as discussed below), and (ii) $75,000 cash payment upon the maturity of our Series B Stock.

During Fiscal 2008, our financing activities consisted of (i) paying off our bank line of credit, (ii) normal recurring monthly principal payments according to the terms of our notes payable agreement, which totaled $900,000, and (3) additional principal payments and early pay off of our notes payable, which totaled $400,000.

Cash and Working Capital Requirements

Our working capital increased $593,000 to $2,413,000 at December 31, 2009 from $1,820,000 at December 31, 2008.  The increase in working capital was a result of the one-time conversion of warrants to purchase 650,000 shares of common stock into 750,000 shares of common stock.  The warrants included a put option liability totaling $350,000, which was de-recognized during the second quarter of Fiscal 2009.  The increase in working capital as a result of the $350,000 warrant liability de-recognition, was slightly offset by the $75,000 cash paid upon the maturity of our preferred stock.  As of December 31, 2009 we have no preferred stock and no warrants with put options outstanding.

DCT actively controls operating expenses to align with current and projected net sales.  If we continue to successfully manage our projected net sales and control our operating expenses, of which there can be no assurance, management believes that current cash and other sources of liquidity are sufficient to fund normal operations through the next 12 months.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One – Three	Three – Five
	Total	One Year	Years	Years

Bank line of credit(1)	$225	$225	$-	$-
Operating lease obligations	109	108	1	-
Total contractual cash obligations	$334	$333	$1	$-

(1)  During September 2009, DCT replaced its existing line of credit with a similar $2,000,000 line of credit (“LOC”) at a different commercial bank.  Borrowings under the LOC are limited to 75% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts (all as defined in the 2009 LOC agreement).  The LOC bears an annual interest rate of prime (3.25% at December 31, 2009) plus 2.00% for advances drawn against accounts receivables, with a minimum interest rate of 6%.  Interest payments are due monthly and all unpaid interest and principal is due in full on September 2, 2010.  Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default.  Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of December 31, 2009, DCT was in compliance with all 2009 LOC debt covenants.

Off-Balance Sheet Arrangements

At December 31, 2009, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

As of December 31, 2009, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties existed, which are likely to have a material effect on our liquidity, except as described in “Note 11: Commitments and Contingencies” in Part II, Item 8 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS

The information required by this Item is set forth beginning on page F-1 of this Annual Report on Form 10-K and is incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009 for the reasons discussed below related to material weaknesses in our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1) Pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Identified Material Weakness as of December 31, 2009, Management’s Remediation Efforts, and Conclusion

Identified Material Weakness.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.  At DCT’s Annual Shareholders’ meeting held on September 14, 2009, our independent financial expert was not re-elected to our Board of Directors.  As a result, we did not have effective comprehensive entity-level internal controls specific to the structure of our board of directors.

Management’s Remediation Initiative. We are currently in the process of interviewing candidates that meet the definition of independent and financial expert and can fill the vacant position on our Board of Directors.  We plan to test our updated controls and remediate our material weaknesses by mid-2010.

Conclusion.  To mitigate the above identified material weakness, DCT’s executive management, two of whom are also members of DCT’s Board of Directors, performed detailed analyses.  These included, but were not limited to, a detailed balance sheet and statement of operations analytical review that compared changes from the prior period’s financial statements and analyzed all significant differences. Additionally, DCT’s executive management compared the actual results of operations to its internal budgeted forecast and investigated any items where the actual results differed from expectations.  In addition to executive management’s detailed analyses, DCT’s independent board members performed extensive analysis of our financial performance.

Such detailed analyses were completed so management and our board of directors could gain assurance that the financial statements and schedules included in this Annual Report on Form 10-K present fairly in all material respects DCT’s financial position, results of operations and cash flows for all periods presented.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have determined that, during the fourth quarter of fiscal 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, ages, years elected and principal offices and positions of our current directors and executive officers as of March 15, 2010.

Name	Year First Elected As Officer or Director	Age	Office
Edward M. Straw	2008	71	Chairman
David Clark	2004	41	Chief Executive Officer and Director
William Hawkins	2004	53	Chief Operating Officer, President and Secretary
M. Carolyn Ellis	2007	45	Chief Financial Officer
Darwin Hu	2004	57	Director
Jody Samuels	2009	41	Director

None of the members of the Board of Directors or executive officers of the Company are related to one another.  Each year the stockholders elect the members of our Board of Directors.  We do not have a standing nominating committee.  Our entire board of directors currently serves as the nominating committee.  There were no changes in procedures for nominating DCT directors during the year ended December 31, 2009.

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

Prior to joining the private sector, Mr. Straw served in various positions in the U.S. Navy for over 30 years, including as Vice Admiral, Director and Chief Executive Officer of the Defense Logistics Agency, the largest military logistics command supporting the American armed forces. Mr. Straw is also currently Trustee for the U.S. Naval Academy Foundation, and has served on the Board of Directors of the Navy Federal Credit Union, the U.S. Chamber of Commerce, and the Boy Scouts of America, National Capital Region. Mr. Straw holds a Bachelor of Science degree in Engineering from the U.S. Naval Academy and a master's degree in Business Administration from the George Washington University.

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

JODY R. SAMUELS became a director of the company in September 2009.  Mr. Samuels is currently of counsel to the law firm of Richardson & Patel LLP and from 2006 through 2009 was a partner of Richardson & Patel LLP.  Prior thereto, he was an associate and then a partner with the law firm of Ellenoff, Grossman & Schole from 2004 through 2006.  From 1996 through 2004, Mr. Samuels was an associate at the law firm of Gersten Savage LP.  Mr. Samuels has been the Company’s corporate counsel since Syscan, Inc., our operating subsidiary, merged with Bankengine Technologies, Inc. in 2004.  Mr. Samuels represents many public and private companies in connection with their corporate and securities transactions including public offerings, PIPE’s, reverse mergers, as well as M&A transactions and regulatory compliance.  Mr. Samuels also represents broker-dealers in connection with public and private securities offerings.  Mr. Samuels received a B.S. in Accounting from Brooklyn College in 1991 and his Juris Doctorate from New York Law School in 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons during the year ended December 31, 2009.

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

Board of Directors Meetings and Subcommittees

Attendance at Board Meetings and Annual Shareholders’ Meeting

The Board held six meetings in 2009. We expect each director to attend every meeting of the Board as well as the annual meeting. In 2009, all but one of our directors attended the 2009 Annual Stockholders’ Meeting.  All directors attended at least 75% of the meetings of the Board in 2009.

Beginning in 2009, our Board began holding sessions for the independent directors to meet without management present.

Audit Committee and Financial Expert

DCT’s Board established an Audit Committee on January 20, 2009 with all of DCT’s independent directors.  Subsequent to that date, the Audit Committee began assisting the Board in its general oversight of our financial reporting, internal controls, and is responsible for the appointment, retention, compensation, and oversight of the work of our independent registered public accounting firm.  At DCT’s Annual Shareholders’ meeting held on September 14, 2009, our independent financial expert and Audit Committee Chairman was not re-elected to our Board of Directors.  Subsequent to that date, our entire Board has been acting as our Audit Committee and will continue to act as our Audit Committee until such time as we are able to retain a qualified financial expert to head our Audit Committee.  We are currently in the process of interviewing candidates that meet the definition of independent and financial expert and can fill the vacant position on our Board of Directors.

On March 31, 2009, the Audit Committee adopted a written charter, which is attached to this Annual Report on Form 10-K at Exhibit 99.1.  The Audit Committee will review and reassess the adequacy of the charter on an annual basis.

Compensation Committee

DCT’s Board established a Compensation Committee on November 12, 2009.  The Compensation Committee has authority for reviewing and determining salaries, performance-based incentives, and other matters related to the compensation of our executive officers, and administering our stock option plans, including reviewing and granting stock options to our executive officers. The Compensation Committee also reviews and determines various other compensation policies and matters.

On December 17, 2009, the Board of Directors adopted a Compensation Committee written charter, which is attached to this Annual Report on Form 10-K at Exhibit 99.2.  The Compensation Committee will review and reassess the adequacy of the charter on an annual basis.

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

Interested parties, including shareholders and other security holders, may communicate directly with our Board of Directors or with individual directors by writing to the Corporate Secretary at 1798 Technology Drive, Suite 178, San Jose, California 95110 or call 1-408-213-3707.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding securities authorized for issuance under Equity Compensation Plans and the equity compensation plan information table see Part II, “Item 5: Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth, for the years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the year ended December 31, 2009: (i)individuals who served as, or acted in the capacity of, our principal executive officer and principal financial officer for the year ended December 31, 2009; and (ii) our only other executive officer whose salary bonus exceeded $100,000 with respect to the years ended December 31, 2009 and 2008 and who was employed by us at December 31, 2009.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(2)($)		All Other Compensation (3)($)	Total Compensation ($)
David Clark,	2009	200,000	55,000	112,000	(4)	27,747	394,747
Chief Executive Officer and Director	2008	186,458	2,000	175,188	(5)	-0-	361,646
William Hawkins, President,	2009	200,000	5,000	96,000	(6)	28,080	329,080
Chief Operating Officer, Secretary and Director	2008	191,875	2,000	175,188	(7)	7,675	374,738
M. Carolyn Ellis, Chief Financial Officer	2009	165,000	3,000	40,000	(8)	22,600	230,600
	2008	148,750	1,650	109,493	(9)	4,559	262,802

 (1)DCT did not have any stock awards, non-equity incentive plan compensation or non-qualified deferred compensation earnings during 2009 or 2008.

(2)Although there are a number of ways that the value of an equity award may be expressed, under SEC rules the values reported in the Option Award column of the Summary Compensation Table represent the dollar amount, without any risk of forfeiture, recognized for financial reporting purposes related to grants of options to each of the listed officers.  DCT calculated these amounts in accordance with the Share-Based Payment topic of the Financial Accounting Standards Board Codification.  See “Note 4:  Employee Equity Incentive Plans” in Part II, Item 8 – Financial Statements of this Form 10-K.

(3)In 2009, this included (i) the Company’s match on the named executives’ 401(k) contribution, and (ii) one-time accrued vacation payout.  In 2008, this included the Company’s match on the named executives’ 401(k) contribution.

(4) Represents the total fair value (as discussed in (2) above) of 350,000 incentive stock options granted during the year ended December 31, 2009, of which 100,000 were for serving as a DCT director.  One-third of the options vest on December 23, 2010, one-third vest on December 23, 2011 and one-third vest on December 23, 2012.

(5) Represents the total fair value (as discussed in (2) above) of 600,000 incentive stock options granted during the year ended December 31, 2008, of which 100,000 were for serving as a DCT director.  One-third of the options vest on July 15, 2009, one-third vest on July 15, 2010 and one-third vest on July 15, 2011.

(6) Represents the total fair value (as discussed in (2) above) of 300,000 incentive stock options granted during the year ended December 31, 2009, of which 100,000 were for serving as a DCT director.  One-third of the options vest on December 23, 2010, one-third vest on December 23, 2011 and one-third vest on December 23, 2012.

(7) Represents the total fair value (as discussed in (2) above) of 600,000 incentive stock options granted during the year ended December 31, 2008, of which 100,000 were for serving as a DCT director.  One-third of the options vest on July 15, 2009, one-third vest on July 15, 2010 and one-third vest on July 15, 2011.

(8) Represents the total fair value (as discussed in (2) above) of 125,000 incentive stock options granted during the year ended December 31, 2009.  One-third of the options vest on July 15, 2009, one-third vest on July 15, 2010 and one-third vest on July 15, 2011.

(9) Represents the total fair value (as discussed in (2) above) of 375,000 incentive stock options granted during the year ended December 31, 2008.  One-third of the options vest on July 15, 2009, one-third vest on July 15, 2010 and one-third vest on July 15, 2011.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding unexercised stock options, stock that has not vested, and equity incentive plan awards at December 31, 2009 by the named executive officers.

OUTSTANDING EQUITY AWARDS TABLE

				Option Awards
				Equity Incentive
				Plan Awards:
				Number of
	Number of	Number of		Securities
	Securities	Securities		Underlying
	Underlying	Underlying		Unexercised
	Unexercised	Unexercised		Unearned	Exercise
Name and Principal	Options (#)	Options (#)		Options	Price
Position	Exercisable	Unexercisable		(#)	($)	Expiration Date
David Clark	343,465	-		-	0.01	4/26/2012
Chief Executive Officer	400,000	-		-	0.70	3/25/2017
and Director	200,000	400,000	(1)	-	0.30	7/13/2018
	-	350,000	(2)	-	0.32	12/23/2016

William Hawkins	598,850	-		-	0.01	4/26/2012
President,	400,000	-		-	0.70	3/25/2017
Chief Operating Officer,	200,000	400,000	(1)	-	0.30	7/13/2018
Secretary and Director	-	300,000	(2)	-	0.32	12/23/2016
M. Carolyn Ellis	150,000	-		-	0.60	10/30/2014
Chief Financial Officer	125,000	250,000	(1)	-	0.30	7/13/2018
	-	125,000	(2)	-	0.32	12/23/2016

(1)Half of the unexercisable options at December 31, 2009 vest on July 15, 2010 and half vest on July 15, 2011.

(2)One-third of the unexercisable options at December 31, 2009 vest on December 23, 2010, one-third vest on December 23, 2011 and one-third vest on December 23, 2012.

SARS/Long-Term Incentive Plans – Awards in Last Fiscal Year

No stock appreciation rights or long-term incentives were awarded to any executive officer or director during the year ended December 31, 2009.

Compensation of Directors

The general policy of the Board is that compensation for directors should consist primarily of equity-based compensation.

The following table details the total compensation earned by DCT’s non-employee directors during the year ended and as of December 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)		Total Compensation ($)
Edward Straw	-	32,000	(2)	32,000
Darwin Hu	-	32,000	(2)	32,000
Jody Samuels	-	83,000	(3)	83,000

(1) Although there are a number of ways that the value of an equity award may be expressed, under SEC rules the values reported in the Option Award column of the Summary Compensation Table represent the dollar amount, without any risk of forfeiture, recognized for financial reporting purposes related to grants of options to each of the listed officers.  DCT calculated these amounts in accordance with the Share-Based Payment topic of the Financial Accounting Standards Board Codification.  See “Note 4:  Employee Equity Incentive Plans” in Part II, Item 8 – Financial Statements of this Form 10-K.

(2) Represents the total fair value (as discussed in (1) above) of 100,000 incentive stock options granted during the year ended December 31, 2009, for serving as director.  One-third of the options vest on December 23, 2010, one-third vest on December 23, 2011 and one-third vest on December 23, 2012.

(3) Represents the total fair value (as discussed in (1) above) of 250,000 incentive stock options granted during the year ended December 31, 2009, for serving as director, of which 50,000 were for serving as Compensation Committee Chairman.  One-third of the options vest on December 23, 2010, one-third vest on December 23, 2011 and one-third vest on December 23, 2012.

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

Report on Repricing of Options/SARs

We did not re-price any options or SARS during the year ended December 31, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2010, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them. As of March 15, 2010 there were 19,406,270 shares of our common stock outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned(1)	Percentage of Common Shares Beneficially Owned

Richard Dietl(2)	8,092,264	35.7%
Syscan Imaging Limited(3)	3,173,514	16.4
Michael Xirinachs(4)	1,520,293	7.8
Directors and Executive Officers:
Edward Straw(5)	250,000	1.3
William Hawkins(6)	1,598,850	7.8
David Clark(7)	1,443,465	7.1
M. Carolyn Ellis(8)	275,000	1.4
Darwin Hu(9)	1,612,183	7.9
Jody Samuels(10)	16,667	*
All Directors and Officers as a group (6 persons)	5,196,165	22.4

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

(2) Includes (i) 4,800,000 shares of common stock, (ii) 3,173,514 shares of common stock issuable upon the exercise of an option granted to Mr. Dietl by Syscan Imaging Ltd. to purchase all of the remaining shares held by Syscan Imaging Ltd., which is currently exercisable, and (iii) 118,750 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 356,250 shares of common stock underlying options that are not exercisable within the next 60 days. The address for Mr. Dietl is One Penn Plaza, 50 th  Floor, New York, NY 10119.

(3) The sole shareholder of Syscan Imaging Limited is Syscan Technology Holdings Limited (“STH”), a publicly-held company whose shares are listed on The Growth Enterprise Market of the Stock Exchange of Hong Kong Limited. The address for Syscan Imaging Limited is Unit C, 21st Floor, 9-23 Shell Street, North Point, Hong Kong.

(4) Includes 1,520,293 shares of common stock.  The address for Mr. Xirinachs is 425 Broadhollow Road, Melville, NY 11747.

(5) Includes 250,000 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 850,000 shares of common stock underlying options granted to Mr. Straw that are not exercisable within the next 60 days.

(6) Includes (i) 400,000 shares of common stock and (ii) 1,198,850 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.  Does not include 700,000 shares of common stock underlying options that are not exercisable within the next 60 days.

(7) Includes (i) 500,000 shares of common stock and (ii) 943,465 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 750,000 shares of common stock underlying options that are not exercisable within the next 60 days.

(8) Includes 275,000 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.  Does not include 375,000 shares of common stock underlying options granted to Ms. Ellis that are not exercisable within the next 60 days.

(9) Includes (i) 500,000 shares of common stock and (ii) 1,112,183 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.  Does not include 100,000 shares of common stock underlying options that are not exercisable within the next 60 days.

(10) Does not include: (i) 250,000 shares of common stock underlying options that are not exercisable within the next 60 days, or (ii) 150,000 shares of common stock owned by Mr. Samuels’ wife which he disclaims beneficial ownership of pursuant to Section 13d-4 of the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2009, we entered into the following transactions required to be reported under Item 404 of Regulation S-K (“Item 404”):

Certain Relationships and Related Transactions

Related-Party Purchases and Manufacturing of our Product

We purchase the majority of our finished scanner imaging products from Shenzhen Syscan Technology (“SST”), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH").  SST was our majority shareholder until July 2008.  As of December 31, 2009, SST held less than 20% of our outstanding common stock.

Purchases from SST totaled $6,546,000 and $6,816,000 for the years ended December 31, 2009 and 2008, respectively.  All purchases from SST were carried out in the normal course of business. As a result of these purchases, we were liable to SST for $341,000 and $393,000 at December 31, 2009 and 2008, respectively.

Related-Party Net Sales

During the year ended December 31, 2009 and 2008, we recorded net sales totaling $72,000 and $57,000, respectively, for finished scanners sold to SST, a wholly-owned subsidiary of STH.  The related cost of goods sold was $39,000 and $41,000 for the years ended December 31, 2009 and 2008, respectively.  All sales to SST contained similar terms and conditions as for other transactions of this nature entered into by us.

Revised Consulting Agreement

In August 2009, we amended an existing consulting contract, originally entered in July 2008, with one of our shareholders who owns more than 5% of our outstanding stock. The amendment called for us to make a one-time cash payment of $30,000, and for the consultant to return to us 275,000 of non-qualified stock options, at an exercise price of $0.30 per share, to purchase shares of our common stock. Stock options were originally granted to the shareholder in July 2008. All other terms of the original contract remain in effect.

Legal Services Agreement

On September 15, 2009, we entered into a legal services agreement with Jody R. Samuels, a director of the Company.  Pursuant to the agreement, Mr. Samuels will provide certain legal services to us, which will consist of assisting the Company in (i) the preparation of its periodic and other filings with the Securities and Exchange Commission (“SEC”), including proxy statements, special and annual meetings of shareholders, (ii) the negotiation of financing and corporate development transactions, (iii) preparation and review of documentation related to financing arrangements and corporate development transactions, (iv) preparing registration statements, and responding to any SEC inquiries/comment letters, (v) documenting corporate governance policies and procedures, and (vi) any other legal matters reasonably within the legal expertise of Mr. Samuels.

Pursuant to the Agreement, Mr. Samuels is paid $4,000 per month and for the year ended December 31, 2009 was paid a total of $14,000.  The Agreement may be cancelled by either party with 30 days prior written notice.

Director Independence

Each of Messrs. Straw, Samuels, and Hu qualify as “independent” in accordance with Rule 10A-3 of the Exchange Act.   Mr. Clark and Mr. Hawkins do not qualify as independent because they are DCT employees.

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

Prior to engaging Hein, the Company had not consulted Hein regarding the application of accounting principles to any specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

The following table sets forth the fees billed to us by our independent registered public accounting firm for each of the last two fiscal years:

Fee Category	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit fees	$105,510	$159,675
Audit-related fees	-	-
Tax fees	14,448	4,350
All other fees	-	-

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

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm.

During the years ended December 31, 2009 and 2008, our Board of Directors had a policy of pre-approving all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15.  EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
2.1	Share Exchange Agreement by and among Bankengine Technologies, Inc., Michael Xirinachs, Syscan Inc. and Syscan Imaging Limited	Incorporated by reference to Exhibit 99.1 to Form 8-K as filed April 19, 2004
3.1	Certificate of Incorporation, dated February 15, 2002	Incorporated by reference to Exhibit 3.1 to Form 10-KSB as filed March 31, 2005
3.2	Certificate of Amendment to the Company's Certificate of Incorporation dated March 19, 2004	Incorporated by reference to Exhibit 3.2 to Form 10-KSB as filed March 31, 2005
3.4	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to Form 10-KSB as filed March 31, 2005
3.5	Certificate of Amendment to the Company's Certificate of Incorporation dated June 23, 2006	Incorporated by reference to Exhibit 3.5 to Form 10-QSB as filed August 21, 2006
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Stock as filed with the Secretary of State of the State of Delaware on June 10, 2006	Incorporated by reference to Exhibit 10.4 to Form 8-K as filed August 14, 2006
10.1	Form of Series B Convertible Preferred Stock and Common Stock Warrant Purchase Agreement entered into by and between the Company and the purchasers	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed August 14, 2006
10.2	Form of Common Stock Purchase Warrant	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed August 14, 2006
10.3	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.3 to Form 8-K as filed August 14, 2006
10.4	Loan and Security Agreement by and among Silicon Valley Bank, the Company and Syscan Inc. dated September 13, 2007	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed September 19, 2007
10.5	Cross Corporate Continuing Guarantee by the Company and Syscan Inc. in favor of Silicon Valley Bank dated September 13, 2007	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed September 19, 2007
10.6	Shares Buy-back Agreement between the Company and Syscan Imaging Limited	Incorporated by reference to Exhibit 10.1 to Form 10-QSB as filed November 14, 2007
10.7	Loan Agreement entered into by and between the Company and Montage Capital, LLC on September 27, 2007	Incorporated by reference to Exhibit 10.2 to Form 10-QSB as filed November 14, 2007
10.8	Warrant to Purchase Stock to Montage Capital, LLC	Incorporated by reference to Exhibit 10.3 to Form 10-QSB as filed November 14, 2007
10.9	Warrant to Purchase Stock to North Atlantic Resources Limited	Incorporated by reference to Exhibit 10.4 to Form 10-QSB as filed November 14, 2007
10.10	2002 Amended and Restated Stock Option Plan	Incorporated by reference to Exhibit 10.4 to Form 10-KSB as filed March 31, 2005
10.11	2006 Stock Option Plan	Incorporated by reference to Exhibit 10.8 to Form 10-QSB as filed August 21, 2006
10.12	2009 Stock Option Plan	Filed herewith
10.13	Form of Loan and Security Agreement dated September 14, 2009 by and between Bridge Bank, National Association, Document Capture Technologies, Inc. and Syscan, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed September 16, 2009
10.14	Form of Warrant dated September 14, 2009 between Document Capture Technologies, Inc. and Bridge Bank, National Association	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed September 16, 2009

Exhibit Number	Description of Exhibit	Method of Filing
10.15	Form of Loan and Security Agreement dated March 10, 2010 by and between Bridge Bank, National Association, Document Capture Technologies, Inc. and Syscan, Inc.	Filed herewith
10.16	Employment Agreement entered between the Company and William Hawkins dated April 26, 2005	Incorporated by reference to Exhibit 10.6 to Form 8-K as filed May 2, 2005
10.17	Employment Agreement entered between the Company and David P. Clark dated April 26, 2005	Incorporated by reference to Exhibit 10.7 to Form 8-K as filed May 2, 2005
10.18	Employment Agreement entered between the Company and M. Carolyn Ellis dated November 1, 2007	Incorporated by reference to Exhibit 99.1 to Form 8-K as filed November 7, 2007
10.19	Addendum to Employment Agreement entered between the Company and William Hawkins dated January 18, 2008	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed January 23, 2008
10.20	Addendum to Employment Agreement entered between the Company and David P. Clark dated January 18, 2008	Incorporated by reference to Exhibit 10.3 to Form 8-K as filed January 23, 2008
10.21	Addendum to Employment Agreement dated February 26, 2008 by and between the Document Capture Technologies, Inc. and William Hawkins	Incorporated by reference to Exhibit 10.2 to form 8-K as filed March 3, 2008
10.22	Addendum to Employment Agreement dated February 26, 2008 by and between the Document Capture Technologies, Inc. and David Clark	Incorporated by reference to Exhibit 10.3 to form 8-K as filed March 3, 2008
10.23	Addendum to Employment Agreement entered between the Company and William Hawkins dated July 15, 2008	Incorporated by reference to Exhibit 10.3 to Form 8-K as filed July 21, 2009
10.24	Addendum to Employment Agreement entered between the Company and David P. Clark dated July 15, 2008	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed July 21, 2009
10.25	Addendum to Employment Agreement entered between the Company and M. Carolyn Ellis dated July 15, 2008	Incorporated by reference to Exhibit 10.4 to Form 8-K as filed July 21, 2009
10.26	Stock Option Agreement between the Company and William M. Hawkins dated April 26, 2005	Incorporated by reference to Exhibit 10.21 to Form 10-K as filed April 15, 2009
10.27	Stock Option Agreement between the Company and David P. Clark dated April 26, 2005	Incorporated by reference to Exhibit 10.22 to Form 10-K as filed April 15, 2009
10.28	Stock Option Agreement between the Company and M. Carolyn Ellis dated November 1, 2007	Incorporated by reference to Exhibit 99.2 to Form 8-K as filed November 7, 2007
10.29	Stock Option Agreement between the Company and Edward Straw dated July 15, 2008	Incorporated by reference to Exhibit 10.24 to Form 10-K as filed April 15, 2009
10.30	Lease Agreement by and between the Company and Airport II Property Management, LLC most recently amended on March 24, 2008	Incorporated by reference to Exhibit 10.25 to Form 10-K as filed April 15, 2009
14.1	Code of Ethics adopted by the Company's Board of Directors as amended February 2008	Incorporated by reference to Exhibit 14.1 to form 8-K as filed March 3, 2008

Exhibit Number	Description of Exhibit	Method of Filing
21	List of Subsidiaries	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
32.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith
99.1	Audit Committee Charter of Document Capture Technologies as adopted March 31, 2009	Incorporated by reference to Exhibit 99.1 to form 10-K as filed April 15, 2009
99.2	Compensation Committee Charter of Document Capture Technologies as adopted December 17, 2009	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ David P. Clark	Chief Executive Officer	March 31, 2010
David P. Clark	(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David P. Clark	Chief Executive Officer and Director	March 31, 2010
David P. Clark	(Principal Executive Officer)

/s/ William Hawkins .	President, Chief Operating Officer,	March 31, 2010
William Hawkins	Secretary and Director

/s/Edward Straw	Chairman	March 31, 2010
Edward Straw

/s/ Jody R. Samuels	Director	March 31, 2010
Jody R. Samuels

/s/Darwin Hu	Director	March 31, 2010
Darwin Hu

/s/M. Carolyn Ellis	Chief Financial Officer	March 31, 2010
M. Carolyn Ellis	(Principal Financial Officer)

Item 8.  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Document Capture Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Document Capture Technologies, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Document Capture Technologies, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Document Capture Technologies, Inc.’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

HEIN & ASSOCIATES LLP

Irvine, California
March 31, 2010

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$328	$405
Trade receivables	1,497	1,366
Inventories, net	1,674	1,353
Income tax receivable	65	-
Prepaid expenses and other current assets	67	99
Total current assets	3,631	3,223

Restricted cash	5	-
Fixed assets, net	176	98
Total assets	$3,812	$3,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$202	$-
Trade payables to related parties	341	393
Trade payables and other accrued expenses	440	276
Accrued compensation and benefits	124	122
Income taxes payable	-	75
Deferred revenue and customer deposits	111	187
Fair value of warrant liability	-	350
Total current liabilities	1,218	1,403

Liability under derivative contracts	-	9
Total liabilities	1,218	1,412

Commitments and contingencies (Note 11)

Series B convertible preferred stock, $.001 par value, 2,000 authorized, 0 and 1.5 shares issued and outstanding at December 31, 2009 and 2008, respectively; liquidation value of $0 and $150 at December 31, 2009 and 2008, respectively	-	120

Stockholders’ equity:
Common stock $.001par value, 50,000 authorized, 19,406 and 18,444 shares issued and outstanding at December 31, 2009 and 2008, respectively	19	18
Additional paid-in capital	35,697	34,602
Accumulated deficit	(33,122)	(32,831)
Total stockholders’ equity	2,594	1,789
Total liabilities and stockholders’ equity	$3,812	$3,321

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008
Net sales	$11,529	$11,643

Cost of sales	6,936	7,696

Gross profit	4,593	3,947

Operating expenses:
Selling, general and administrative	3,880	3,465
Research and development	1,013	712
Total operating expenses	4,893	4,177

Operating loss	(300)	(230)

Non-operating income (expense):
Change in fair value of derivative instruments and warrant liability	9	131
Gain on sale of assets	-	550
Interest income	1	3
Interest expense	(54)	(432)
Other	9	3
Total non-operating income (expense)	(35)	255

Net income (loss) before income taxes	(335)	25
Provision (benefit) for income taxes	(74)	77

Net loss	(261)	(52)

Accretion of preferred stock redemption value	(30)	(126)
Preferred stock dividends	-	(13)
Deemed dividend on preferred stock	-	(231)

Net loss available to common stockholders	$(291)	$(422)

Net loss available to common stockholders per common share – basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding – basic and diluted	18,775	17,950

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2007	15,404	$15	$32,129	$(32,409)	$(265)
Issuance of common stock upon conversion of preferred stock	1,844	2	1,339	-	1,341
Deemed dividend on Series A preferred stock maturity and conversion to common stock	-	-	231	(231)	-
Stock based compensation cost options	-	-	602	-	602
Issuance of common stock upon cashless exercise of stock options	646	-	-	-	-
Issuance of common stock upon exercise of stock options	800	1	7	-	8
Cancellation of common stock for non-performance of contract	(250)	-	-	-	-
Fair value of common stock warrants issued for services rendered	-	-	294	-	294
Accretion of preferred stock redemption value	-	-	-	(126)	(126)
Preferred stock dividends	-	-	-	(13)	(13)
Comprehensive loss	-	-	-	(52)	(52)
Balances at December 31, 2008	18,444	18	34,602	(32,831)	1,789
Fair value of common stock and common stock warrants issued for services rendered	25	-	111	-	111
Stock based compensation cost options	-	-	525	-	525
Accretion of preferred stock redemption value	-	-	-	(30)	(30)
Conversion of common stock warrants to common stock	750	1	349	-	350
Conversion of preferred stock to common stock	187	-	75	-	75
Issuance of common stock warrants in connection with debt	-	-	35	-	35
Comprehensive loss	-	-	-	(261)	(261)
Balances at December 31, 2009	19,406	$19	$35,697	$(33,122)	$2,594

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008

Operating activities
Net loss	$(261)	$(52)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	58	47
Fair value of common stock and common stock warrants issued for services rendered	111	294
Stock based compensation cost options	525	602
Change in fair value of derivative instruments and warrant liability	(9)	(131)
Interest expense attributable to amortization of debt issuance costs	18	311
Gain on sale of assets	-	(550)
Loss on disposal of assets and other non-cash non-operating expenses	-	13
Changes in operating assets and liabilities:
Trade receivables	(131)	1,098
Inventories	(321)	47
Prepaid expenses and other	(69)	(67)
Trade payables to related parties	(52)	(185)
Trade payables and other accrued expenses	164	(293)
Accrued compensation and benefits	2	33
Income taxes payable	(75)	75
Deferred revenue and customer deposits	(76)	187
Cash (used) provided by operating activities	(116)	1,429

Investing activities
Cash proceeds from sale of assets	-	550
Capital expenditures	(91)	(31)
Cash (used) provided by investing activities	(91)	519

Financing activities
Net advances (payments) on bank line of credit	225	(2,021)
Deferred financing costs	(20)	-
Principal payments on notes payable	-	(1,300)
Cash paid upon the maturity of preferred stock	(75)	-
Proceeds from exercise of common stock options	-	8
Cash provided (used) by financing activities	130	(3,313)

Decrease in cash and cash equivalents	(77)	(1,365)

Cash and cash equivalents at beginning of year	405	1,770

Cash and cash equivalents at end of year	$328	$405

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$31	$137
Income taxes, net of refunds	$67	$2

Non-cash investing and financing activities:
Conversion of warrants to common stock	$350	$-
Conversion of convertible preferred stock to common stock	$75	$1,341
Issuance of common stock warrants in connection with debt	$35	$-
Transfer of tooling equipment deposits to fixed assets	$45	$-

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Significant Accounting Policies

Organization

Document Capture Technologies, Inc. (“DCT” or “Company”) develops, designs and delivers various imaging technology solutions to all types and sizes of enterprises including governmental agencies, large corporations, small corporations, small office-home offices (“SOHO”) and professional practices, as well as consumers (referred to herein collectively as “Enterprises”). DCT is a market-leader in providing USB-powered scanning solutions to a wide variety of industries and market applications. DCT’s patented and proprietary page-imaging devices facilitate the way information is stored, shared and managed in both business and personal use.

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

DCT’s business model was developed around intellectual property (“IP”) driven products sold primarily to original equipment manufacturers (“OEM”), private label brands and value added resellers (“VAR”) and can be found in a variety of applications, including but not limited, to the following:

•	Bank note and check verification (remote capture deposit or “RDC”);

•	Document and information management;

•	Identification card scanners;

•	Passport security scanners;

•	Business card readers;

•	Barcode scanning; and

•	Optical mark readers used in lottery terminals.

Basis of Financial Statements

The consolidated financial statements include the accounts of DCT and its one subsidiary, Syscan.  All significant intercompany transactions and balances have been eliminated.  DCT’s functional currency is the United States (U.S.) dollar.  As such, DCT does not have any translation adjustments.  Monetary accounts denominated in non-U.S. currencies, such as cash or payables to vendors, have been re-measured to the U.S. dollar.  Gains and losses resulting from foreign currency transactions are included in the results of operations.  To date, DCT has not entered into hedging activities to offset the impact of foreign currency fluctuations.

The Company has evaluated subsequent events up through the date of the filing of this report with the SEC.  See Note 14.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments.  DCT considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  DCT had no cash equivalents at December 31, 2009 or 2008.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs

Deferred financing costs, which are included in other current assets, are costs incurred to obtain debt financing, including all related fees, and are amortized as interest expense over the term of the related financing using the straight-line method which approximates the interest rate method.  See Note 9.

Restricted Cash

As of December 31, 2009, the Company had $5,000 of restricted cash held at a commercial bank, which is collateral for the Company’s customer credit card acceptance program.  The cash collateral account is restricted until DCT closes its credit card acceptance account.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date.

According to the Fair Value Topic of the FASB Accounting Standards Codification, there are three levels of inputs that may be used to measure fair value:

Level 1. Quoted prices in active markets for identical assets or liabilities.  DCT had no Level 1 assets or liabilities during any period presented.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.  DCT had no Level 2 assets or liabilities during any period presented.

Level 3.  Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.  DCT had no Level 3 assets.  Level 3 liabilities include (i) warrant and (ii) derivative contracts liabilities.  DCT estimates the fair value of Level 3 liabilities using the Black-Scholes valuation model.  During the year ended December 31, 2009, DCT’s Level 3 liabilities either matured or converted to equity.  As such, DCT had no Level 3 liabilities at December 31, 2009.

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

Cash and Cash Equivalents.  DCT maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2009, DCT had consolidated balances of approximately $98,000, which were not guaranteed by FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Major Customers and Trade Receivables.  A relatively small number of customers account for a significant percentage of DCT’s sales.  The percentage of sales derived from significant customers is as follows:

	Year Ended December 31,
	2009	2008
Customer A	19%	19%
Customer B	19	11
Customer C	16	13
Customer D	10	27
Customer E	**	12

**Represents less than 10% of sales.

Trade receivables from these customers totaled $830,000 at December 31, 2009.  As of December 31, 2009 all DCT’s trade receivables were unsecured.  The risk with respect to trade receivables is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Concentration of Supplier Risk

Manufacturing.  Historically, DCT has purchased substantially all its finished scanner imaging products from one vendor that is also a wholly-owned subsidiary of the parent company of DCT’s former majority stockholder.  See Notes 3 and 14.  If this vendor became unable to provide materials in a timely manner and DCT was unable to find alternative vendors, DCT’s business, operating results and financial condition would be materially adversely affected.

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

Inventories

Inventories consist of finished goods and components, which are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Provision is made for obsolete, slow-moving or defective items where appropriate. The amount of any provision is recognized as a component of cost of sales in the period the provision occurs.  DCT had no material inventory write offs during the years ended December 31, 2009 or 2008.

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

Impairment of Long-Lived Assets

In accordance with the Accounting for the Impairment or Disposal of Long-Lived Assets of the FASB Accounting Standards Codification, if indicators of impairment exist, DCT assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, DCT measures the amount of such impairment by comparing the assets’ carrying value to the assets’ fair value.  DCT had no impairment losses during the years ended December 31, 2009 and 2008.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

DCT estimated the fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. DCT’s Derivative Instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate.   As of December 31, 2009, all of the host contracts had matured and DCT had no outstanding Derivative Instruments.  As of December 31, 2008, the fair value of DCT’s Derivative Instruments was determined under the following assumptions:

Series B Stock remaining contractual term (years)	0.6
Expected volatility	111%
Expected dividend yield	-
Risk free interest rate	0.3%

See further discussion and disclosure of fair value at Note 7.

Revenue Recognition, Allowance for Doubtful Accounts and Returns Allowances

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

Allowance for doubtful accounts.  DCT presents trade receivables, net of allowances for doubtful accounts and returns, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting DCT’s customer base. DCT reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. DCT had no allowance for doubtful accounts as of December 31, 2009 or 2008 and no material trade receivable write offs during any period presented.

Returns allowances.  Historically, sales returns have not been significant.  As such, DCT does not record a reduction to revenue for estimated product returns in the same period that the related revenue is recorded.  DCT’s returns were immaterial for all periods presented.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Sales Incentives

In certain instances, DCT offers sales incentives whereby DCT gives customers additional product for certain volume-related purchases.  DCT records the cost of the product-related sales incentives as a cost of sales during the period the incentive is earned.

Product Warranty

As previously discussed, DCT purchases the majority of its finished scanner imaging product from one vendor, who warrants the products it manufactures for us against defects in material and workmanship for a period of 18 months after the completion of manufacture. As a result of such product warranty, DCT does not record a product warranty reserve. DCT’s warranty-related expenses were immaterial for all periods presented.

Research and Development Expenses

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were immaterial for all periods presented.

Employee Equity Incentive Programs

DCT has employee equity incentive plans, which are described more fully in “Note 4: Employee Equity Incentive Plans.”  The straight-line attribution method is used to recognize share-based compensation over the service period of the award.

DCT estimates the fair value of the options on the grant date using the Black-Scholes valuation model under the following assumptions:

	Year Ended December 31,
	2009	2008
Weighted average expected option life in years	3.0	3.5
Weighted average expected volatility	298%	259%
Expected dividend yield	0%	0%
Weighted average risk free interest rate	1.49%	2.8%

Income Taxes

DCT accounts for income taxes under the liability method of accounting for income taxes in accordance with the FASB Accounting Standards Codification.  Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.   All tax positions are first analyzed to determine if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes.   After the initial analysis, the tax benefit is measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  As DCT incurred net losses for all periods presented, common stock equivalents of 2,461,000 and 2,569,000 for the years ended December 31, 2009 and 2008, respectively, were excluded from diluted net loss per share as their effect would be anti-dilutive.  As a result, for all periods presented, DCT’s basic and diluted net loss per share is the same.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2 – Recent Accounting Pronouncements

In March 2008, the FASB issued amended standards for disclosures about derivative instruments and hedging activities, which requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under the amended standards, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows.  These amended standards were adopted by DCT on January 1, 2009.   The adoption had no impact on DCT’s consolidated financial statements as of or for the reporting period ending December 31, 2009.

In May 2008, the FASB issued amended standards for the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  The amended standards require the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. These amended standards were adopted by DCT on January 1, 2009.   The adoption had no impact on DCT’s consolidated financial statements as of or for the reporting period ending December 31, 2009.

In June 2008, the FASB issued amended standards for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, and mandates a two-step evaluation process.   DCT adopted the amended standards on January 1, 2009.   The adoption had no impact on DCT’s consolidated financial statements as of or for the reporting period ending December 31, 2009.

In August 2009, the FASB issued amended standards for the fair value measurement of liabilities. These amended standards clarify that, in circumstances in which a quoted price in an active market for the identical liability is not available, DCT is required to use one of the following: the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, DCT will be required to use another valuation technique, such as an income approach or a market approach.  DCT adopted these amended standards during the fourth quarter of fiscal year 2009.  The adoption had no impact on DCT’s consolidated financial statements as of or for the reporting period ending December 31, 2009.

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration.  These new standards are effective for fiscal years beginning on or after June 15, 2010; however, early adoption is permitted.  DCT does not expect these new standards to significantly impact its consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. DCT does not expect these new standards to significantly impact its consolidated financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. DCT does not expect these new standards to significantly impact its consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Related-Party Transactions

Related-Party Purchases

Historically, the Company has purchased the majority of its finished scanner imaging products from Shenzhen Syscan Technology (“SST”), a wholly-owned subsidiary of Syscan Technology Holdings Limited (“STH”).  SST was DCT’s majority shareholder until July 2008.  As of December 31, 2009, SST held less than 20% of DCT’s outstanding common stock.

Purchases from SST totaled $6,546,000 and $6,816,000 for the years ended December 31, 2009 and 2008, respectively.  All purchases from SST were carried out in the normal course of business. As a result of these purchases, DCT was liable to SST for $341,000 and $393,000 at December 31, 2009 and 2008, respectively.

Related-Party Net Sales

During the year ended December 31, 2009 and 2008, DCT recorded net sales totaling $72,000 and $57,000, respectively, for finished scanners sold to SST, a wholly-owned subsidiary of STH.  The related cost of goods sold was $39,000 and $41,000 for the years ended December 31, 2009 and 2008, respectively.  All sales to SST contained similar terms and conditions as for other transactions of this nature entered into by DCT.

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

Pursuant to the Agreement, Mr. Samuels is paid $4,000 per month for a total of $14,000 for the year ended December 31, 2009.  The Agreement may be cancelled by either party with 30 days prior written notice.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

DCT issues options under three different stock option plans (all approved by shareholders) as well as through employment agreements with key employees, executives and consultants (approved by the board of directors on a case-by-case basis).  Options generally vest over three years from the date of grant and expire seven years from the date of grant

The following table sets forth, by the respective option plan, certain aspects of DCT’s stock options as of December 31, 2009:

	Option Approval Method			Options Outstanding and Options Available
Description	Board of Directors	Board of Directors and Shareholders	Total	Outstanding	Available For Future Grant	Total
2002 Amended and Restated Stock Option Plan	-	3,200,000	3,200,000	3,200,000	-	3,200,000
2006 Stock Option Plan	-	2,500,000	2,500,000	2,500,000	-	2,500,000
2009 Stock Option Plan (1)	-	1,500,000	1,500,000	1,039,333	460,667	1,500,000
Key Personnel Option Grants	6,375,000	-	6,375,000	4,616,165	-	4,616,165
	6,375,000	7,200,000	13,575,000	11,355,498	460,667	11,816,165

(1)Approved at DCT’s 2009 Annual Shareholders’ Meeting held on September 14, 2009.

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in DCT’s Statements of Operations (in thousands):

	Year Ended December 31,
	2009	2008
Selling, general and administrative	$450	$486
Research and development	75	116
	$525	$602

At December 31, 2009, DCT had approximately $1,566,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

Stock Option Activity and Outstanding

Additional information with respect to stock option activity is as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2007	6,847,550	$0.34
Granted	5,105,000	0.30	*
Exercised	(1,446,000)	0.01
Cancelled	(1,211,052)	0.74
Outstanding at December 31, 2008	9,295,498	$0.32
Granted	2,635,000	0.34	*
Cancelled	(575,000)	0.38
Outstanding at December 31, 2009	11,355,498	$0.32
Vested or expected to vest at December 31, 2009	11,355,498	$0.32

* Approximates the weighted-average fair value.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes all options outstanding and exercisable by price range as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.01	2,241,165	2.32	$0.01	2,241,165	$0.01
$0.30-$0.35	7,028,333	9.02	$0.31	1,384,583	$0.30
$0.51	150,000	9.05	$0.51	-	-
$0.60 - $0.70	1,936,000	7.05	$0.69	1,936,000	$0.69
	11,355,498			5,561,748

The “intrinsic value” of options is the excess of the value of DCT stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are expected to vest) was approximately $788,000 and $4,369,000 at December 31, 2009 and 2008, respectively. The total intrinsic value for exercisable options was $722,000 and $1,723,000 at December 31, 2009 and 2008, respectively. No options were exercised during the year ended December 31, 2009.  The total intrinsic value for stock options exercised was approximately $965,000 for the year ended December 31, 2008.

Note 5 – Composition of Certain Financial Statement Captions

Inventories are summarized as follows (in thousands):

	December 31,
	2009	2008
Raw materials	$726	$135
Finished goods	948	1,238
	1,674	1,373
Less: Allowance for slow-moving inventory	-	(20)
	$1,674	$1,353

Fixed assets are summarized as follows (in thousands):

	December 31,
	2009	2008
Computer and office equipment	$69	$51
Tooling and product design	270	166
	339	217
Less: Accumulated depreciation	(163)	(119)
	$176	$98

Fixed asset depreciation expense totaled $58,000 and $47,000 for the years ended December 31, 2009 and 2008, respectively.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue and customer deposits are summarized as follows (in thousands):

	December 31,
	2009	2008
Deferred revenue	$85	$148
Customer deposits	26	39
	$111	$187

In certain instances, DCT requires advance payments from customers.  Revenue from advanced payments is recognized when the finished product is shipped.

Deferred revenue consists of non-recurring engineering fees and other pre-payments received from customers that have been deferred when one or more revenue recognition criteria have not been met. Once the revenue recognition criteria have been fully met, the revenue will be recognized.

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

Darwin Hu is a current member of DCT’s board of directors and was the Chairman of DCT’s board of directors until his resignation, effective July 15, 2008.  Mr. Hu was instrumental in negotiating and closing the sale of the HD display-related assets.  Until March 1, 2008, Mr. Hu was DCT’s President and Chief Executive Officer, at which time he resigned from DCT to become an executive at a subsidiary of Sky Glory.

There were no costs associated with the sale of HD related assets.  As such, the entire cash proceeds of $550,000 were recorded as a gain on sale of assets during the year ended December 31, 2008.

Note 7 – Fair Value

As discussed in Note 1, DCT had only Level 3 liabilities during the current reporting period.  During the year ended December 31, 2009, DCT’s Level 3 liabilities either matured or converted to equity.  As such, DCT had no Level 3 liabilities at December 31, 2009.

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2009 and 2008 (in thousands):

	Fair Value of Warrant Liability	Liability under Derivative Contracts	Total
Balance at December 31, 2007	$399	$91	$490
Unrealized gain included in net loss (1)	(49)	(82)	(131)
Balance at December 31, 2008	350	9	$359
Unrealized gain included in net loss (1)	-	(9)	(9)
Conversion of warrants to common stock	(350)	-	(350)
Maturity of host contract (2)	-	-	-
Balance at December 31, 2009	$-	$-	$-

(1) Included as a component of non-operating income (expense).
(2) Series B Stock.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Equity

Common Stock Activity

During the first quarter of 2009, DCT’s Board of Directors approved the issuance of 25,000 restricted common shares to a consultant for investor relations services.  The common shares have piggyback registration rights to the next registration statement filed by DCT.  DCT amortized the estimated fair value of the common shares ratably over the service period.  Accordingly, $11,000 was charged to selling, general and administrative expense and credited to additional paid-in capital during the year ended December 31, 2009.

During the third quarter of 2009, DCT issued 750,000 shares of common stock in exchange for warrants to purchase 650,000 shares of the Company’s common stock and the related put option of $350,000.  In connection with the exchange, DCT de-recognized the $350,000 warrant put option liability and recorded the offset to additional paid in capital.  There was no gain or loss associated with the exchange.

During the third quarter of 2009, DCT issued 187,500 shares of common stock in connection with the maturity of DCT’s Series B Stock.  See further discussion below.

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

Preferred Stock Activity

Series B Stock Maturity

On August 7, 2009 (the “Series B Stock Redemption Date”), all of DCT’s outstanding Series B Stock was redeemed for a per share redemption price equal to the principal value on the Series B Stock Redemption Date (the “Series B Stock Redemption Price”).  The Series B Stock Redemption Price was payable either in cash or in shares of common stock at DCT’s sole discretion.  DCT elected to pay the Series B Stock Redemption Price as follows:

Cash	$75,000
Common stock (1)	75,000
Series B Stock Redemption Price	$150,000

(1) 187,500 shares of common stock valued at the adjusted closing price, $0.40, of the stock on the Series B Stock Redemption Date.

Series A Stock Maturity

On March 15, 2008 (the “Series A Stock Redemption Date”), all of DCT’s outstanding Series A Stock was redeemed for a per share redemption price equal to the stated value on the Series A Stock Redemption Date (the “Series A Stock Redemption Price”).  The Series A Stock Redemption Price included principal and accrued dividends.  The Series A Stock Redemption Price was payable either in cash or in shares of common stock at DCT’s sole discretion.  DCT elected to pay all of the Series A Stock Redemption Price in shares of common stock.  According to the terms of the Series A Stock agreement, the shares of common stock that were delivered to holders of the Series A Stock were valued at 85% of the fifteen-day volume weighted average price of the common stock on the Series A Redemption Date.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Series A Stock Dividends

Through the Series A Stock Redemption Date, DCT’s Series A Stock called for cumulative dividends at a rate of five percent per annum, payable semiannually on July 1 and January 1.  Dividends were payable in cash, by accretion of the stated value or in shares of common stock. Subject to certain terms and conditions, the decision whether to accrete dividends to the stated value of the Series A Stock or to pay for dividends in cash or in shares of common stock, was at DCT’s discretion.  DCT did not pay any cash dividends on its Series A Stock.  During the year ended December 31, 2008, Series A Stock dividends totaled $13,000 and were recorded as a reconciling item adjusting reported net loss to net loss available to common stockholders.

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

Under the FASB Accounting Standards Codification, a contingent beneficial conversion feature should be recognized in earnings when all contingencies are resolved.  DCT recorded a deemed dividend on its Series A Stock during the year ended December 31, 2008 totaling $231,000.  This non-cash dividend was recorded to reflect the implied economic value to the preferred stockholder of converting Series A shares into common stock at a 15% discount of the common stock price at the time of conversion.  The fair value was calculated using the difference between the agreed-upon conversion price of the Series A Preferred Stock into shares of common stock and the fair market value of DCT’s common stock on the conversion date. This amount was charged to accumulated deficit with the offsetting credit to additional paid-in-capital.

DCT treated the deemed dividend on Series A Stock as a reconciling item to adjust its reported net loss, and together with Series A Stock dividends recorded during the applicable period, to adjust the net loss available to common stockholders line item on the Statements of Operations.

Common Stock Warrants

Common Stock Warrants Issued for Consulting Services

In certain instances, DCT issues warrants to consultants for consulting services.  DCT issued 0 and 750,000 (of which 25,000 subsequently cancelled), during the years ended December 31, 2009 and 2008, respectively.  The initial value of such warrants was calculated using the Black-Scholes valuation model using the following assumptions during the year ended December 31, 2008:

Contractual Term	3.0
Expected volatility	260%-266%
Expected dividend yield	0%
Risk free interest rate	1.6%-2.8%

DCT amortizes the fair value of the warrants ratably over the consulting agreement.  Accordingly, $100,000 and $294,000 and was charged to selling, general and administrative expense and credited to additional paid-in capital during the years ended December 31, 2009 and 2008, respectively.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Warrants Issued for Debt

On September 27, 2007, the Company entered into a $1,500,000 term loan agreement (“Loan Agreement”), which was paid in full in during September 2008.  In connection with the Loan Agreement, DCT issued warrants (“Loan Warrants”), which vested immediately, to purchase up to 650,000 shares of DCT’s common stock at an initial exercise price of $0.60 per share.  From the initial funding of the Loan Agreement through March 31, 2008, the warrant holders had the right to require DCT to purchase the warrant for a maximum of $250,000.  On March 31, 2008, the Loan Warrant repurchase price increased to a maximum of $350,000.

As required by the Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable Topic of the FASB Accounting Standards Codification, freestanding warrants for shares that are either puttable or warrants for shares that are redeemable are classified as liabilities on the Balance Sheet at fair value with the offset recorded to debt discount.  The Company amortized the debt discount to interest expense from the loan origination date through the early pay-off date.  At each reporting period, the fair value of the Loan Warrant liability was remeasured with any gains or losses recorded as a component of non-operating income (expense), net.   See Note 7.

The total initial fair value of the Loan Warrants was approximately $399,000 as calculated using the Black-Scholes valuation model with the following assumptions: contractual term of five years, 5.3% risk-free interest rate, expected volatility of 90% and expected dividend yield of 0%.  In connection with the Loan Warrants, DCT recorded non-cash interest expense of $0 and $311,000 for the years ended December 31, 2009 and 2008, respectively.

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

As discussed above, DCT issued 750,000 shares of common stock in exchange for the Loan Warrants during the third quarter of 2009.

Common Stock Warrant Activity and Outstanding

DCT had the following common stock warrant activity during the years ended December 31, 2009 and 2008:

Number of Shares
Outstanding at December 31, 2007	2,534,000
Issued	750,000
Outstanding at December 31, 2008	3,284,000
Issued (Note 9)	68,027
Converted to common stock	(650,000)
Cancelled	(25,000)
Expired (Series B Stock maturity)	(675,000)
Outstanding at December 31, 2009	2,002,027

The following table summarizes certain aspects of DCT’s outstanding warrants as of December 31, 2009:

Warrants Issued in Connection with:	Number of Shares	Number of Shares Vested	Exercise Price	Issuance Date	Expiration Date
Series A Stock	186,500	186,500	$1.00	3/15/05	3/15/10
Series A Stock	932,500	932,500	2.00	3/15/05	3/15/10
Consulting agreement	90,000	90,000	0.65	1/1/07	1/1/10
Consulting agreement	110,000	110,000	0.65	1/1/08	1/1/11
Consulting agreement	615,000	615,000	0.60	11/6/08	11/6/11
Bank line of credit	68,027	68,027	0.588	9/2/09	9/2/16
	2,002,027	2,002,027

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Bank Line of Credit

Bank Line of Credit - 2007

As of December 31, 2008, DCT had a $3,000,000 line of credit at a commercial bank, which was originally entered into during 2007 (“2007 LOC”).  Borrowings under the 2007 LOC were limited to 80% of eligible accounts receivable and 40% of eligible inventory, as defined in the 2007 LOC agreement.  The 2007 LOC interest rate was prime (3.25% at December 31, 2008) plus 1.25% for advances drawn against accounts receivables, with a minimum interest rate of 9%, and prime plus 2.25% for advances drawn against inventory, with a minimum interest rate of 10%.  Interest payments were due monthly and all unpaid interest and principal was due in full on September 13, 2009.

Bank Line of Credit - 2009

During September 2009, DCT replaced its 2007 LOC with a similar $2,000,000 line of credit (“2009 LOC”) at a different commercial bank.  Borrowings under the 2009 LOC are limited to 75% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts (all as defined in the 2009 LOC agreement).  Subsequent to December 31, 2009, DCT negotiated an increased borrowing base.  See Note 14.  The 2009 LOC bears an annual interest rate of prime (3.25% at December 31, 2009) plus 2.00% for advances drawn against accounts receivables, with a minimum interest rate of 6%.  Interest payments are due monthly and all unpaid interest and principal is due in full on September 2, 2010.  Upon certain events of default (as defined in the 2009 LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default.  Additionally, the lender has the right to declare all of the amounts due under the 2009 LOC immediately due and payable upon an event of default.  As of December 31, 2009, DCT had unused borrowing capacity of $862,000 on its 2009 LOC.

As of December 31, 2009, DCT was in compliance with all 2009 LOC debt covenants.

In connection with the 2009 LOC, DCT paid the lender a loan origination fee and legal fees which totaled approximately $20,000, and issued a warrant to purchase 68,027 shares of the Company’s Common Stock at $0.588 per share.   The loan origination fees and legal fees are recorded as deferred financing costs included in other current assets and are being amortized over the life of the loan to interest expense.  The $35,000 fair value of the warrants was determined using the Black-Scholes valuation model with the following assumptions: remaining contractual term of 7 years, 2.9% risk-free interest rate, expected volatility of 406% and expected dividend yield of 0%.  The fair value of the warrants was initially recorded as debt discount, with an offset to additional paid in capital, and is being amortized over the life of the loan to interest expense.

DCT’s LOC balance at December 31, 2009 was comprised of the following (in thousands):

Total principal due	$225
Less unamortized debt discount	(23)
$202

Interest Expense Related to Amortization of Warrant Fair Values and Loan Origination Fee

The Company recorded non-cash interest expense of $12,000 and $6,000 in connection with the 2009 LOC warrants and amortization of the LOC origination fee, respectively, during the year December 31, 2009.

Note 10 – Income Tax

DCT’s provision (benefit) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2009	2008
Current taxes:
Federal taxes	$(11)	$10
State taxes	(63)	67
	$(74)	$77

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DCT’s income tax expense for the year ended December 31, 2008 was based on an estimate.  DCT’s actual tax returns calculated a tax loss for the year ended December 31, 2008.  The benefit for income taxes during the year ended December 31, 2009 reflects the reversal of the estimate and overpayment of income taxes for the year ended December 31, 2008.  DCT has an estimated tax loss for the year ended December 31, 2009.

As of December 31, 2009 DCT has estimated available net operating loss carryforwards of approximately $8,788,000 and $5,041,000 for federal and state income tax purposes, respectively, which begin to expire in 2011 and 2012, respectively. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of net operating losses (“NOL”) and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). During the year ended December 31, 2008 management analyzed changes to DCT’s ownership and estimated the impact of such changes to DCT’s NOLs.  The aforementioned NOLs are based on management’s estimates and are limited to an annual limitation of approximately $500,000 per year.  During the year ended December 31, 2009, DCT did not have any ownership changes that limit NOLs.

DCT believes sufficient uncertainty exists regarding the realization of net operating loss carryforwards and other timing differences for the periods presented. Accordingly, a valuation allowance has been provided for the entire amount related thereto. The valuation allowance increased by approximately $49,000 for the year ended December 31, 2009 and decreased by approximately $6,308,000 during the year ended December 31, 2008.

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2009	2008
U.S. Federal statutory rate (%)	(35)%	35%
State income taxes, net of federal income taxes	(18)	265
Effect of permanent differences and other	66	(1,462)
Alternative minimum tax (reversal)	(3)	40
Change in valuation allowance	(32)	1,427
	(22)%	305%

The deferred income tax asset consisted of the following (in thousands):

	December 31,
	2009	2008
Deferred tax assets
Federal net operating loss carryforwards	$2,988	$2,791
State net operating loss carryforwards	446	442
Capitalized R&D expenses and tax credits	39	167
Other	24	48
	3,497	3,448
Less: valuation allowance	(3,497)	(3,448)
	$-	$-

Effective at the beginning of 2007, DCT adopted standards that changed the accounting for uncertain tax positions. The implementation of these standards did not result in a cumulative effect adjustment to the Company’s accumulated deficit.  As of the date of adoption, the Company had no unrecognized income tax benefits. Accordingly, the annual effective tax rate was not affected.  Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

At December 31, 2009, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2009. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

The Company is subject to income tax in the U.S. federal jurisdiction and California.  DCT is no longer subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years ended on or before December 31, 2005 and December 31, 2004, respectively.  DCT has not filed its U.S. federal or state return for the year ended December 31, 2009.  These returns are considered open tax years as of the date of these consolidated financial statements.  No tax returns are currently under examination by any tax authorities.

Note 11 – Commitments and Contingencies

Operating Leases

DCT is committed under various non-cancelable operating leases which extend through November 2011. As of December 31, 2009, future minimum rental commitments are as follows (in thousands):

Year Ending December 31,	Future Minimum Lease Payments
2010	$108
2011	1
$109

Rent expense was $222,000 and $268,000 for the years ended December 31, 2009 and 2008, respectively.

Employment Agreements

DCT maintains employment agreements with its executive officers which extend through 2010. The agreements provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, DCT maintains employment agreements with other key employees with similar terms and conditions.  As of December 31, 2009 termination payments totaling $1,030,000 remain in effect.

Research and Development Agreement

During the second quarter of 2009, the Company entered into an agreement with a customer to develop a scanner to meet the customer’s specific product requirements. The customer has the right to terminate the contract at any time without cause upon giving DCT two weeks’ notice. If terminated, the customer shall pay DCT for all work-in-progress or work completed up to the date of termination. Each party shall retain its rights in any intellectual property rights owned or licensed to it prior to commencement of development. All intellectual property developed by DCT will be owned exclusively by the customer and DCT will not distribute the developed product to any other customer (unless DCT receives prior written approval from the customer).  During the first 12 months following the initial product shipment, the customer is committed to buying a certain minimum number of scanners developed under this agreement.

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

Note 12 – Employee Benefits

DCT has a 401(k) plan for employees who are at least 21 years of age and have completed a minimum of 1,000 hours of service.  Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, but not in excess of the maximum amounts allowed under the Internal Revenue Code. DCT matches employee contributions up to 1.5% of base salary.  DCT contributions totaled $52,000 and $43,000 for the years ended December 31, 2009 and 2008, respectively.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Segment and Geographic Information

Segment Information

DCT operates in one segment: the design, development and delivery of various imaging technology solutions, most notably scanners.

Geographic Information

During the years ended December 31, 2009 and 2008, DCT recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product.  The following table summarizes total net sales attributable to significant countries (in thousands):

	Years Ended December 31,
	2009	2008
U.S.	$10,664	$10,817
Europe and other	779	758
Asia	86	68
	$11,529	$11,643

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Asia, and Europe (in thousands):

	December 31,
	2009	2008
U.S.	$3,574	$3,093
Europe and other	110	169
Asia	128	59
	$3,812	$3,321

Assets located in Asia relate to tooling equipment required to manufacture DCT’s product.  Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands.

Note 14 – Subsequent Event

Relocation of Manufacturing.

At the end of January 2010, SST announced a relocation of its primary manufacturing facility, currently located in Shenzhen China, to Wuhan, Hubei China. The purpose of the relocation relates directly to an opportunity for SST to reduce its direct and overhead costs.  As of the date of this filing and based on information provided to it by SST, DCT anticipates the new manufacturing facility to be fully functional by April 2011 and that the relocation will have minimal impact to the manufacturing process and DCT’s operations.

Bank Line of Credit.

During March 2010, DCT negotiated an increase to its existing LOC borrowing base to (1) increase borrowings against eligible accounts receivable from 75% to 80%, and (2) include 40% of eligible inventory. The interest rate was amended to prime plus 2.75% for advances drawn against accounts receivables, with a minimum interest rate of 6%, and prime plus 3.75% for advances drawn against inventory, with a minimum interest rate of 7%. In addition, the amended agreement revised certain financial covenants.  The loan origination fee totaled $6,000.  All other terms of the original LOC remain in effect.