Form 10-Q
period 2010-03-31
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2010-05-24
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010

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

408-213-3707
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer   ☐   Non-accelerated filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     ☐      No    ☒

The number of shares of Common Stock outstanding as of May 12, 2010 was 19,406,270.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

INDEX

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements
DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$165	$328
Trade receivables	2,027	1,497
Inventories, net	1,530	1,674
Prepaid expenses and other current assets	118	132
Total current assets	3,840	3,631

Restricted cash	5	5
Fixed assets, net	159	176
Total assets	$4,004	$3,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$236	$202
Trade payables to related parties	348	341
Trade payables and other accrued expenses	405	440
Accrued compensation and benefits	65	124
Deferred revenue and customer deposits	90	111
Total current liabilities	1,144	1,218

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock $.001 par value, 2,000 authorized, 0 issued and Outstanding March 31, 2010 and December 31, 2009
Common stock $.001par value, 50,000 authorized, 19,406 shares issued and outstanding at March 31, 2010 and December 31, 2009	19	19
Additional paid-in capital	35,907	35,697
Accumulated deficit	(33,066)	(33,122)
Total stockholders’ equity	2,860	2,594
Total liabilities and stockholders’ equity	$4,004	$3,812

*Amounts derived from the audited financial statements for the year ended December 31, 2009.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009

Net sales	$3,428	$2,015

Cost of sales	2,103	1,237

Gross profit	1,325	778

Operating expenses:
Selling, general and administrative	966	1,189
Research and development	265	231
Total operating expenses	1,231	1,420

Operating income (loss)	94	(642)

Non-operating income (expense)	(36)	-

Net income (loss) before income taxes	58	(642)
Provision for income taxes	2	-

Net income (loss)	56	(642)
Accretion of preferred stock redemption value	-	(12)
Net income (loss) available to common stockholders	$56	$(654)

Earnings per common share – basic and diluted	$0.00	$(0.04)

Weighted average common shares outstanding:
Basic	19,406	18,463
Diluted	21,606	18,463

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2010	2009

Operating activities:
Net income (loss)	$56	$(642)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation expense	62	10
Stock-based compensation cost – options	170	180
Fair value of common stock and warrants issued for services rendered	40	111
Interest expense attributable to amortization of debt issuance costs	15	-
Other	-	(1)
Changes in operating assets and liabilities:
Trade receivables	(530)	117
Inventories	144	7
Prepaid expenses and other current assets	11	(38)
Trade payables to related parties	7	(152)
Trade payables and other current liabilities	(94)	(8)
Income taxes payable	-	(75)
Deferred revenue and customer deposits	(21)	(49)
Cash used by operating activities	(140)	(540)

Investing activities:
Capital expenditures	(45)	(7)
Cash used by investing activities	(45)	(7)

Financing activities:
Net advances on bank line of credit	28	349
Deferred financing costs	(6)	-
Cash provided by financing activities	22	349

Net decrease in cash and cash equivalents	(163)	(198)

Cash and cash equivalents at beginning of period	328	405

Cash and cash equivalents at end of period	$165	$207

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$11	$4
Income taxes	$2	$75

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Note 1 – Background and Basis of Presentation

Organization

Document Capture Technologies, Inc. ("DCT" or "Company"), a Delaware corporation, develops, designs and delivers various document capture  technology solutions to all types and sizes of enterprises including governmental agencies, large corporations, small corporations, small office-home office (“SOHO”), professional practices as well as consumers (referred to herein collectively as “Enterprises”) . DCT is a market-leader in providing USB-powered scanning solutions to a wide variety of industries and market applications. The Company’s patented and proprietary page-image capture devices facilitate the way information is stored, shared and managed in both business and personal use.

Syscan, Inc., DCT’s wholly-owned subsidiary, was incorporated in California in 1995 to develop and manufacture a new generation of contact image sensors (“CIS”) that are complementary metal-oxide-silicon (“CMOS”) imaging sensor devices. During the late 1990s, the Company achieved many technical milestones and were granted numerous patents for it’s linear imaging technology. The Company’s patented CIS and mobile imaging scanner technology provides high quality images at extremely low power consumption levels, allowing DCT to deliver compact scanners in a form that is simple to use with a computer and or integrate into new or existing systems where there is need for a small footprint, lightweight device to scan documents.

DCT’s business model was developed and continues to evolve around intellectual property (“IP”) driven products sold primarily to original equipment manufacturers (“OEM”), private label brands and value added resellers (“VAR”). Our image scanning products can be found in a variety of applications, including but not limited to, the following:

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2010. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The consolidated financial statements include the accounts of DCT and its one subsidiary - Syscan.  All significant intercompany transactions and balances have been eliminated.  DCT’s functional currency is the United States (U.S.) dollar.  As such, DCT does not have any translation adjustments.  Monetary accounts denominated in non-U.S. currencies, such as cash or payables to vendors, have been re-measured to the U.S. dollar.  Gains and losses resulting from foreign currency transactions are included in the results of operations.  To date, DCT has not entered into hedging activities to offset the impact of foreign currency fluctuations.

Certain accounts have been reclassified to conform to the current period presentation.  Such reclassifications did not affect DCT’s total net sales, operating loss, net loss available to common stockholders, financial position or liquidity.

The Company has evaluated subsequent events up through the date of the filing of this report with the SEC.

Note 2 – Recent Accounting Pronouncements

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

Note 3 – Related-Party Transactions

Related-Party Purchases

Historically, the Company has purchased the majority of its finished scanner imaging products from Shenzhen Syscan Technology (“SST”), a wholly-owned subsidiary of Syscan Technology Holdings Limited (“STH”).  SST currently holds approximately 16% of DCT’s outstanding common stock.

Purchases from SST totaled $1,854,000 and $1,173,000 for the three months ended March 31, 2010 and 2009, respectively.  All purchases from SST were carried out in the normal course of business. As a result of these purchases, DCT was liable to SST for $348,000 and $341,000 at March 31, 2010 and December 31, 2009, respectively.

Related-Party Net Sales

During the three months ended March 31, 2010, DCT recorded net sales and cost of sales totaling $46,000 and $39,000, respectively, for finished scanners sold to SST.  DCT had no sales or cost of sales to SST during the three months ended March 31, 2009.  All sales to SST contained similar terms and conditions as for other transactions of this nature entered into by DCT.

Legal Services Agreement

On September 15, 2009, DCT entered into a legal services agreement (“Agreement”) with Jody R. Samuels, a director of the Company.  Pursuant to the Agreement, Mr. Samuels will provide certain legal services to us which will consist of assisting the Company in (i) the preparation of its periodic and other filings with the Securities and Exchange Commission (“SEC”), including proxy statements, special and annual meetings of shareholders, (ii) the negotiation of financing and corporate development transactions, (iii) preparation and review of documentation related to financing arrangements and corporate development transactions, (iv) preparing registration statements, and responding to any SEC inquiries/comment letters, (v) documenting corporate governance policies and procedures, and (vi) any other legal matters reasonably within the legal expertise of Mr. Samuels.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Pursuant to the Agreement, Mr. Samuels is paid $4,000 per month for a total of $12,000 for the three months ended March 31, 2010.  The Agreement may be cancelled by either party with 30 days prior written notice.

Note 4 – Concentration of Credit Risk and Major Customers

Financial instruments that subject DCT to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents

DCT maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of March 31, 2010, DCT had consolidated balances of approximately $62,000, which were not guaranteed by the FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

Major Customers and Trade Receivables

A relatively small number of customers account for a significant percentage of DCT’s sales.  Customers that exceeded 10% of total revenues and accounts receivable were as follows:

	Three Months Ended March 31,
	2010	2009
Customer A	26%	*	%
Customer B	20	33
Customer C	16	21
Customer D	*	10
Customer E	*	10

* Customer accounted for less than 10% for the period indicated.

Trade receivables from these customers totaled $1,059,000 at March 31, 2010.  As of March 31, 2010, all the Company's trade receivables were unsecured.

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

Components.  DCT purchases some controller chips that are sole-sourced, as they are specialized devices.  To date, DCT has been able to obtain adequate component supplies from existing sources.  If in the future DCT became unable to obtain sufficient quantities of required materials, components or subassemblies, or if such items do not meet quality standards, delays or reductions in product shipments could occur, which could harm DCT’s business, operating results and financial condition.  Management is currently investigating ways to mitigate this existing risk.

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

The following table sets forth, by the respective option plan, certain aspects of DCT’s stock options as of March 31, 2010:

	Option Approval Method			Options Outstanding and Options Available
Description	Board of Directors	Board of Directors and Shareholders	Total	Outstanding	Available For Future Grant	Total
2002 Amended and Restated Stock Option Plan	-	3,200,000	3,200,000	3,200,000	-	3,200,000
2006 Stock Option Plan	-	2,500,000	2,500,000	2,500,000	-	2,500,000
2009 Stock Option Plan	-	1,500,000	1,500,000	1,039,333	460,667	1,500,000
Key Personnel Option Grants	6,375,000	-	6,375,000	4,616,165	-	4,616,165
	6,375,000	7,200,000	13,575,000	11,355,498	460,667	11,816,165

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in DCT’s Statements of Operations (in thousands):
	Three Months Ended March 31,
	2010	2009
Selling, general and administrative	$138	$147
Research and development	32	33
	$170	$180

At March 31, 2010, DCT had approximately $1,436,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

Stock Option Activity and Outstanding

DCT had the following stock option activity during the three months ended March 31, 2010:

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2009	11,355,498	$0.32
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at March 31, 2010	11,355,498	$0.32
Vested or expected to vest at March 31, 2010	11,355,498	$0.32

The following table summarizes all options outstanding and exercisable by price range as of March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.01	2,241,165	2.1	$0.01	2,241,165	$0.01
$0.30-$0.35	7,028,333	8.8	$0.31	1,384,583	$0.30
$0.51	150,000	8.8	$0.51	50,000	$0.51
$0.60 - $0.70	1,936,000	6.8	$0.69	1,936,000	$0.69
	11,355,498			5,611,748

The “intrinsic value” of options is the excess of the value of DCT stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are expected to vest) was approximately $650,000 and $788,000 at March 31, 2010 and December 31, 2009, respectively. The total intrinsic value for exercisable options was $650,000 and $722,000 at March 31, 2010 and December 31, 2009, respectively. No options were exercised during the three months ended March 31, 2010.

Note 7 – Earnings per Common Share - Basic and Diluted

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Common stock equivalents of 2,200,000 were taken into consideration in calculating diluted earnings per common share for the three months ended March 31, 2010, but the impact did not change earnings per common share.  Common stock equivalents of 3,885,000 were not considered in calculating DCT’s diluted earnings per common share for the three months ended March 31, 2009 as their effect would be anti-dilutive.  As a result, for all periods presented, DCT’s basic and diluted earnings per share are the same.

Note 8 – Equity

Common Stock

DCT had no common stock activity during the three months ended March 31, 2010.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

Preferred Stock

During the three months ended March 31, 2009, DCT reported $12,000 of accretion of preferred stock redemption value associated with its series B convertible redeemable preferred stock (“Series B Stock”), which matured August 7, 2009.  DCT had no other preferred stock activity during any period presented.

Common Stock Warrants

DCT had the following common stock warrant activity during the three months ended March 31, 2010:

Warrants
Outstanding at December 31, 2009	2,002,027
Expired	(1,209,000)
Issued	167,000
Outstanding at March 31, 2010	960,027

In certain instances, DCT issues warrants for consulting services.  DCT amortizes the fair value of such warrants over the service period.  In connection with such common stock warrants issued and outstanding, DCT charged selling, general and administrative expense with the offset credit to additional paid in capital for $40,000 and $100,000 during the three months ended March 31, 2010 and 2009, respectively. DCT estimated the fair value of the warrants issued under the Black-Scholes valuation model using the following assumptions:

	Three Months Ended March 31,
	2010	2009
Weighted average expected life in years	3.0	3.0
Weighted average expected volatility	297%	266%
Expected dividend yield	0%	0%
Weighted average risk free interest rate	1.6%	1.8%

Note 9 – Bank Line of Credit

As of March 31, 2010, DCT had a $2,000,000 line of credit (“LOC”) at a commercial bank.  Borrowings under the LOC are limited to (i) 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts, and (ii) 40% of eligible inventory (all as defined in the LOC agreement).  The interest rate is prime (3.25% at March 31, 2010) plus 2.75% for advances drawn against receivables, with a minimum interest rate of 6%; and prime plus 3.75% for advances drawn against inventory, with a minimum interest rate of 7%.  Interest payments are due monthly and all unpaid interest and principal is due in full on September 2, 2010.

Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default.  Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of March 31, 2010, DCT was in compliance with all LOC debt covenants and had unused borrowing capacity of $1,575,000.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

During September 2009, in connection with the LOC origination, DCT paid the lender a loan origination fee and legal fees which totaled approximately $20,000, and issued a warrant to purchase 68,027 shares of the Company’s Common Stock at $0.588 per share.   During March 2010, in connection with increasing the LOC borrowing base, DCT paid the lender a loan modification fee of $6,000.   The loan origination, modification, and legal fees are recorded as deferred financing costs included in other current assets and are being amortized over the life of the loan to interest expense.  The $35,000 fair value of the warrants was determined using the Black-Scholes valuation model with the following assumptions: remaining contractual term of 7 years, 2.9% risk-free interest rate, expected volatility of 406% and expected dividend yield of 0%.  The fair value of the warrants was initially recorded as debt discount, with an offset to additional paid in capital, and is being amortized over the life of the loan to interest expense.

DCT’s LOC balance at March 31, 2010 was comprised of the following (in thousands):

Total principal due	$250
Less unamortized debt discount	(14)
$236

Interest Expense Related to Amortization of Warrant Fair Values and Loan Origination Fee

The Company recorded non-cash interest expense of $15,000 during the three months ended March 31, 2010 in connection with the LOC warrants and amortization of the LOC origination, modification and legal fees.

Note 10 – Commitments and Contingencies

Operating Leases

The Company is committed under various non-cancelable operating leases which extend through June 2011. Future minimum rental commitments as of March 31, 2010 are as follows (in thousands):

Year Ending March 31,	Future Minimum Lease Payments
2011	$55
2012	1
$56

The above table reflects the current leases for DCT’s corporate headquarters and its inventory management and distribution, which both expire June 30, 2010.  DCT expects to enter into new leases effective July 1, 2010 with similar terms, conditions and costs as existing leases.

Employment Agreements

DCT maintains employment agreements with its executive officers which extend through 2010. The agreements provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, DCT maintains employment agreements with other key employees with similar terms and conditions.  As of March 31, 2010 termination payments totaling $1,055,000 remain in effect.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Research and Development Agreement

During the second quarter of 2009, the Company entered into an agreement (“Development Agreement”) with a customer to develop a scanner to meet the customer’s specific product requirements. The customer has the right to terminate the contract at any time without cause upon giving DCT two weeks’ notice. If terminated, the customer shall pay DCT for all work-in-progress or work completed up to the date of termination. Each party shall retain its rights in any intellectual property rights owned or licensed to it prior to commencement of development. All intellectual property developed by DCT will be owned exclusively by the customer and DCT will not distribute the developed product to any other customer (unless DCT receives prior written approval from the customer).  During the first 12 months following the initial product shipment, the customer is committed to buying a certain minimum number of scanners developed under this agreement.

At March, 31, 2010, DCT had $36,000 of deferred revenue associated with the Development Agreement, which will be recognized upon shipment of the developed product.

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

Geographic Information

During the three months ended March 31, 2010 and 2009, DCT recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product.  The following table summarizes total net sales attributable to significant countries (in thousands):

	Three Months Ended March 31,
	2010	2009
U.S.	$3,105	$1,711
Europe	277	304
Asia	46	-
	$3,428	$2,015

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Europe and Asia (in thousands):
	March 31, 2010	December 31, 2009
U.S.	$3,795	$3,574
Asia	85	110
Europe	124	128
	$4,004	$3,812

Assets located in Asia relate to tooling equipment required to manufacture DCT’s product.  Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Note 12 – Subsequent Events

Stock Option Grants to Officers and Directors

On April 29, 2010 the Company’s board of directors granted an aggregate of 1,000,000 options to certain officers and directors of the company pursuant to the 2010 Stock Option Plan.  The options are exercisable for a period of ten years from the date of grant at an exercise price of $0.29 per share and vest as follows: one-third on April 29, 2011, one-third on April 29, 2012 and one-third on April 29, 2013.

Related Party Transactions

Stock Option Grants and Amended Consulting Agreement.  On April 29, 2010, the Company’s board of directors approved an amendment to the business advisory and consulting agreement between the Company and each of Richard “Bo” Dietl and Daniel DelGiorno (the “Consultants”) dated July 28, 2008, whereby in addition to the services already being provided pursuant to the agreement, the Consultants will provide investor relations services in exchange for options to purchase up to 1,500,000 shares of the Company’s common stock at a price of $0.30 per share.  The options vest over a two year period with 50% of such options vesting at the end of the first and second years of the agreement; however, in the event of a change of control in the Company’s securities or assets pursuant to introductions specifically made by Consultants to the Company, all of the options shall immediately vest 100% in conjunction with such event.  A change of control shall be defined as a change of ownership of 50% or more of the Company’s securities, or voting control thereof, or a transfer of more than 50% of the Company’s tangible and/or intangible assets.

Agreement to License Office Space.  On April 26, 2010, DCT entered into a two-year license agreement (“License”) with Richard “Bo” Dietl and Associates (“BDA”) to license office space from BDA in New York City.  The purpose of the License is for DCT to have a physical presence in New York City.  In connection with the License, the Company paid BDA an upfront license fee of $50,000 as payment in full.  The License can be cancelled by either party with 90 days written notice.

Agreement  for Finder’s Fee.  On April 30, 2010, DCT entered into a non-exclusive six-month agreement with BDA, whereby BDA will provide introductions to third parties who might be interested in investing or otherwise providing sources of financing to DCT.  If DCT actually closes on any financing as a result of introductions by BDA, BDA will receive 10% of the proceeds.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Document Capture Technologies, Inc.’s (“DCT” or “Company”) unaudited condensed consolidated financial statements and notes included herein.  The results described below are not necessarily indicative of the results to be expected in any future period.  Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.  Readers are referred to DCT’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 31, 2010.  We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

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

•
Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•
Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows as of and for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

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

Our disclosures of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2009 have not materially changed since that report was filed.

Results of Operations

The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change

Net sales	$3,428	$2,015	$1,413	70%

Cost of sales	2,103	1,237	866	70

As a percentage of sales	61%	61%

Selling, general and administrative expense	966	1,189	(223)	(19)
Research and development expense	265	231	34	15

Non-operating income (expense)	(36)	-	NM	NM

NM = Not Meaningful

Net Sales

The increase in net sales during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is primarily attributable to the gradual strengthening of the general economic and market conditions in the U.S. economy and the information technology (“IT”) capital spending.  Sales during the three months ended March 31, 2009 were atypical as a result of such slowdown.

Our net sales were also positively impacted during the three months ended March 31, 2010 by our increased sales efforts and market recognition of our newer and more feature-rich products, and our ability to capitalize on several market opportunities.

International sales are strategically important to the growth of our business and represented 9% and 15% of our total sales during the three months ended March 31, 2010 and 2009, respectively.  We continue to focus on expansion internationally and are working toward broadening our product support and fulfillment capabilities in Europe, Middle East, Africa and Western Asia.

Although we continually concentrate on expanding our significant customer base, our revenue remains dependent on a small number of significant customers.  Total sales to significant customers (customers who represent more than 10% of our net sales) were 62% and 74% during the three months ended March 31, 2010 and 2009, respectively.   See Note 4 included in Part I, “Item 1- Financial Statements.”  The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

From time to time, our key customers place large orders causing our quarterly sales to fluctuate significantly.   Additionally, the timing of when we receive product to sell has a significant impact to our sales.  We expect both of these trends and resulting fluctuations to continue.

Cost of Sales, Including Gross Profit

Cost of sales includes all direct costs related to the purchase of scanners, imaging modules and services related to the delivery of those items manufactured in China, and to a lesser extent engineering services, software royalties, and depreciation of tooling equipment. Cost of sales as a percentage of sales during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was positively impacted by our continued efforts toward the reduction of the cost of our products and value added third party software bundles. Cost of sales as a percentage of sales during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was negatively impacted by a higher proportion of overall net sales generated from our less feature-rich products, which typically bear lower gross margins than our scanners with more product features.

We expect our cost of sales as a percentage of net sales to fluctuate somewhat during the remainder of 2010 as we experience changes in our product mix and as we work toward implementing further product cost reduction strategies.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation costs, facilities-related expenses and outside professional services such as legal and accounting.  To a lesser extent, market development and promotional funds for our retail distribution channels, tradeshows, website support, warehousing and logistics are also included.

The decrease in selling and marketing expense during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily attributable to the following:

•	Decreased investor relations efforts associated with DCT’s initiatives toward further reducing operating expenses;

•	Decreased accounting fees associated with retaining the same independent accounting firm from year to year;

•	Decreased legal fees; and

•
Decreased amortization of the fair value (a non-cash charge) of equity instruments issued for consulting services to $40,000 during the three months ended March 31, 2010 from $111,000 during the three months ended March 31, 2009.  See “Note 8 - Equity” in Part I, Item 1 of this Form 10-Q.

We anticipate that selling, general and administrative expenses will continue to fluctuate as our business continues to grow and the costs associated with being a public company continue to increase.  We continue to work to offset these expenses by reducing overhead expenses and streamlining operations

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production.  The increased research and development expense was primarily attributable to increased personnel expenses, as our headcount during the three months ended March 31, 2010 was double the headcount during the three months ended March 31, 2009.

We anticipate that research and development expense will continue to increase over the long term as a result of the growth of our existing products, new product opportunities and expansion into new markets and technologies. We remain committed to significant research and development efforts to extend our technology leadership in the imaging technology markets.

Non-Operating Income (Expense)

The most significant components of our non-operating income (expense) during the three months ended March 31, 2010 were (i) interest expense totaling  $25,000, of which $15,000 was non-cash and attributable to amortization of debt issuance costs, and (ii) realized loss on foreign currency resulting from the devaluation of the Euro against the US dollar.

Other income (expense) during the three months ended March 31, 2009 was immaterial to our results of operations.

Liquidity and Capital Resources

At March 31, 2010, principal sources of liquidity included cash and cash equivalents of $165,000 and an available borrowing capacity of $1,575,000 on our bank line of credit.  During March 2010, we negotiated an increase to our existing line of credit borrowing, which gave us approximately $500,000 additional borrowing capacity.  We had no significant cash outlays, except as part of our normal operations, during the three months ended March 31, 2010 or March 31, 2010.

The following table summarizes certain aspects of DCT’s liquidity (in thousands):

	As of or for the Three Months Ended March 31,
	2010	2009
Cash and cash equivalents	$165	$207
Working capital	2,696	1,471
Cash used by operating activities	(140)	(540)
Cash used by investing activities	(45)	(7)
Cash provided by financing activities	22	349

Operating activities:

Cash used by operations during the three months ended March 31, 2010 was primarily a result of our $56,000 net income, $287,000 of net non-cash expenses and $483,000 net cash used by changes in operating assets and liabilities.  Cash used by operations during the three months ended March 31, 2009 was primarily a result of our $642,000 net loss, $300,000 of net non-cash expenses, and $198,000 net cash provided by changes in operating assets and liabilities.

Non-cash items included in net loss are depreciation expense, stock-based compensation cost of options, fair value of warrants issued for services rendered, and amortization of debt discount.  The most significant change in operating assets and liabilities during the three months ended March 31, 2010 was attributable to the increased accounts receivable as a results of increased revenues during the period.  The remaining changes in operating assets and liabilities during both the three months ended March 31, 2010 and 2009 were indicative of the normal operational fluctuations related to the timing of product shipments, trade receivable collections, inventory management, and timing of vendor payments.

We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in operating results, timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing activities:  Investing activities for both the three months ended March 31, 2010 and 2009 included capital purchases to support normal business operations.

Financing activities:  During the three months ended March 31, 2010, financing activities consisted of (i) negotiating an increase to our existing line of credit borrowing base, and (ii) $28,000 line of credit draw to meet short-term obligations incurred during the normal course of business.  During the three months ended March 31, 2009, financing activities consisted of a $349,000 draw against our bank line of credit to meet short-term obligations incurred during the normal course of business.

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

DCT’s current line of credit matures on September 2, 2010.  Our current lender has already communicated the desire to extend DCT’s current credit facility through September 2011.  Although management believes DCT will be able to obtain an additional line of credit upon maturity of the existing line of credit, there is no guarantee that DCT will be able to secure a line of credit on terms that are acceptable to DCT.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One – Three	Three – Five
	Total	One Year	Years	Years

Line of credit (1)	$250	$250	$-	$-
Operating lease obligations	56	55	1	-
Total contractual cash obligations	$306	$305	$1	$-

(1) As of March 31, 2010, DCT had a $2,000,000 line of credit (“LOC”) at a commercial bank.  Borrowings under the LOC are limited to (i) 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts, and (ii) 40% of eligible inventory (all as defined in the LOC agreement).  The interest rate is prime (3.25% at March 31, 2010) plus 2.75% for advances drawn against receivables, with a minimum interest rate of 6%; and prime plus 3.75% for advances drawn against inventory, with a minimum interest rate of 7%.  Interest payments are due monthly and all unpaid interest and principal is due in full on September 2, 2010.

Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default.  Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of March 31, 2010, DCT was in compliance with all LOC debt covenants.

Off-Balance Sheet Arrangements

At March 31, 2010, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

To the best of our knowledge, except for the commitments described in “Note 10 - Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, there are no other known trends or demands, commitments, events or uncertainties that existed at March 31, 2010, which are likely to have a material effect on our future liquidity.

Item 4T – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010 for the reasons discussed below related to material weaknesses in our internal control over financial reporting.

Discussion and Management’s Remediation Initiatives

At March 31, 2010, we did not have an independent financial expert on our Board of Directors, which resulted in ineffective comprehensive entity-level internal controls specific to the structure of our Board of Directors.  We are currently in the process of interviewing candidates that meet the definition of independent and financial expert and can fill the vacant position on our Board of Directors.

Conclusion

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

Such detailed analyses were completed so management and our board of directors could gain assurance that the financial statements and schedules included in this Quarterly Report on Form 10-Q present fairly, in all material respects, DCT’s financial position, results of operations and cash flows for all periods presented.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have determined that, during the three months ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed under this Item 1.

Item 1A – Risk Factors

There have been no changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 31, 2010.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2010 the Company’s board of directors granted an aggregate of 1,000,000 options to certain officers and directors of the company pursuant to the 2010 Stock Option Plan.  The options are exercisable for a period of ten years from the date of grant at an exercise price of $0.29 per share and vest as follows: one-third on April 29, 2011, one-third on April 29, 2012 and one-third on April 29, 2013.

On April 29, 2010, the Company’s board of directors approved an amendment to the business advisory and consulting agreement between the Company and each of Richard “Bo” Dietl and Daniel DelGiorno (the “Consultants”) dated July 28, 2008, whereby in addition to the services already being provided pursuant to the agreement, the Consultants will provide investor relations services in exchange for options to purchase up to 1,500,000 shares of the Company’s common stock at a price of $0.30 per share.  The options vest over a two year period with 50% of such options vesting at the end of the first and second years of the agreement; however, in the event of a change of control in the Company’s securities or assets pursuant to introductions specifically made by Consultants to the Company, all of the options shall immediately vest 100% in conjunction with such event.  A change of control shall be defined as a change of ownership of 50% or more of the Company’s securities, or voting control thereof, or a transfer of more than 50% of the Company’s tangible and/or intangible assets.

Item 3 - Defaults Upon Senior Securities

None.

Item 5 - Other Information

On April 29, 2010, the Company’s board of directors adopted the Company’s 2010 Stock Option Plan pursuant to which it authorized the issuance of up to 2,000,000 options pursuant to the plan.  A copy of the 2010 Stock Option Plan is attached hereto as Exhibit 10.1.

Item 6 - Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
10.1	2010 Stock Option Plan	Filed herewith
10.2	Business Advisory and Consulting Agreement between the Company, Richard “Bo” Dietl and Daniel DelGiorno dated July 28, 2008	Filed herewith
10.3	Amendment #1 to the Business Advisory and Consulting Agreement between the Company, Richard “Bo” Dietl and Daniel DelGiorno dated August 3, 2009	Filed herewith
10.4	Amendment #2 to the Business Advisory and Consulting Agreement between the Company, Richard “Bo” Dietl and Daniel DelGiorno dated April 29, 2010	Filed herewith
10.5	License agreement between the Company and Richard “Bo” Dietl and Associates dated April 26, 2010	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
32.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Document Capture Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Capture Technologies, Inc.

Date: May 24, 2010

/s/ David P. Clark
David P. Clark, Chief Executive Officer

Date: May 24, 2010

/s/ M. Carolyn Ellis
M. Carolyn Ellis
Chief Financial Officer