Form 10-Q
period 2010-06-30
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2010-08-11
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010

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

The number of shares of Common Stock outstanding as of August 11, 2010 was 23,267,274.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

INDEX

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)	*
ASSETS
Current assets:

Cash and cash equivalents	$306	$328
Trade receivables	2,016	1,497
Inventories, net	1,331	1,674
Prepaid expenses and other current assets	88	132
Total current assets	3,741	3,631

Restricted cash	5	5
Other assets	21	-
Fixed assets, net	160	176
Total assets	$3,927	$3,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$-	$202
Trade payables to related parties	147	341
Trade payables and other accrued expenses	405	440
Accrued compensation and benefits	117	124
Deferred revenue and customer deposits	50	111
Total current liabilities	719	1,218

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock $.001 par value, 2,000 authorized, 0 issued and Outstanding June 30, 2010 and December 31, 2009
Common stock $.001par value, 50,000 authorized, 19,406 shares issued and outstanding at June 30, 2010 and December 31, 2009	19	19
Additional paid-in capital	36,188	35,697
Accumulated deficit	(32,999)	(33,122)
Total stockholders’ equity	3,208	2,594
Total liabilities and stockholders’ equity	$3,927	$3,812

*Amounts derived from the audited financial statements for the year ended December 31, 2009.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$3,302	$3,002	$6,730	$5,017

Cost of sales	2,022	1,824	4,125	3,061

Gross profit	1,280	1,178	2,605	1,956

Operating expenses:
Selling, general and administrative	986	911	1,952	2,100
Research and development	279	202	544	433
Total operating expenses	1,265	1,113	2,496	2,533

Operating income (loss)	15	65	109	(577)

Total other income (expense)	52	1	16	1
Net income (loss) before income taxes	67	66	125	(576)
Provision for income taxes	-	-	2	-

Net income (loss)	67	66	123	(576)
Accretion of preferred stock redemption value	-	(13)	-	(25)
Net income (loss) available to common stockholders	$67	$53	$123	$(601)

Basic income (loss) per common share	$0.00	$0.00	$0.01	$(0.03)
Diluted income (loss) per common share	$0.00	$0.00	$0.01	$(0.03)

Weighted average common shares outstanding	19,406	18,469	19,406	18,466
Weighted average common shares outstanding, assuming dilution	24,285	22,354	24,285	18,466

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2010	2009

Operating activities:
Net income (loss)	$123	$(576)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation expense included in operating expenses	30	27
Depreciation expense included in cost of sales	31	-
Stock-based compensation cost – options	419	298
Fair value of common stock and warrants issued for services rendered	72	111
Other non-cash income/expenses, net	32	(9)
Changes in operating assets and liabilities:
Trade receivables	(519)	(17)
Inventories	343	360
Prepaid expenses and other	20	(31)
Trade payables to related parties	(194)	(277)
Trade payables and other current liabilities	(42)	134
Income taxes payable	-	(75)
Deferred revenue and customer deposits	(61)	(49)
Cash provided (used) by operating activities	254	(104)

Investing activities:
Capital expenditures	(45)	(55)
Cash used by investing activities	(45)	(55)

Financing activities:
Net (payments) advances on bank line of credit	(225)	1,216
Deferred financing costs	(6)	-
Cash (used) provided by financing activities	(231)	1,216

Net (decrease) increase in cash and cash equivalents	(22)	1,057

Cash and cash equivalents at beginning of period	328	405

Cash and cash equivalents at end of period	$306	$1,462

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

DCT’s business model was developed around intellectual property (“IP”) driven products sold primarily to original equipment manufacturers (“OEM”), private label brands and value added resellers (“VAR”) and can be found in a variety of applications including, but not limited to, the following:

•	Document and information management;
•	Identification card and driver license scanners;
•	Passport security scanners;
•	Bank note and check verification;
•	Business card readers;
•	Barcode scanning; and
•	Optical mark readers used in lottery terminals.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2010. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010.

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

Purchases from SST totaled $1,632,000 and $3,486,000 for the three and six months ended June 30, 2010, respectively, and $1,270,000 and $2,443,000 for the three and six months ended June 30, 2009, respectively.  All purchases from SST were carried out in the normal course of business.  As a result of these purchases, DCT was liable to SST for $147,000 and $341,000 at June 30, 2010 and December 31, 2009, respectively.

Net Sales

During the three and six months ended June 30, 2010, DCT recorded net sales totaling $24,000 and $70,000, respectively, for finished scanners sold to SST.  The related cost of sales was $21,000 and $60,000, respectively.
DCT had no sales or cost of sales to SST during the three or six months ended June 30, 2009.  All sales to SST contained similar terms and conditions as for other transactions of this nature entered into by DCT.

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

Pursuant to the Agreement, Mr. Samuels is paid $4,000 per month for a total of $12,000 and $24,000 for the three and six months ended June 30, 2010, respectively.  The Agreement may be cancelled by either party with 30 days prior written notice.

Agreement to License Office Space

On April 26, 2010, DCT entered into a two-year license agreement (“License”) with Beau Dietl & Associates (“BDA”) to license office space from BDA in New York City.  The purpose of the License is for DCT to have a physical presence in New York City.  In connection with the License, the Company paid BDA an upfront license fee of $50,000 as payment in full.  The $50,000 payment was capitalized and is being amortized, using the straight-line method, to selling, general and administrative expense over the term of the License.  In connection with the License, DCT recorded rent expense of $4,000 for both the three and six months ended June 30, 2010.

The License can be cancelled by either party with 90 days written notice.

Stock Option Grants and Amended Consulting Agreement

On April 29, 2010, the Company’s board of directors approved an amendment to the business advisory and consulting agreement between the Company and each of Richard “Bo” Dietl and Daniel DelGiorno (the “Consultants”) dated July 28, 2008, whereby in addition to the services already being provided pursuant to the agreement, the Consultants will provide investor relations services in exchange for options to purchase up to 1,500,000 shares of the Company’s common stock at a price of $0.30 per share.  The options vest over a two year period with 50% of such options vesting at the end of the first and second years of the agreement; however, in the event of a change of control in the Company’s securities or assets pursuant to introductions specifically made by Consultants to the Company, all of the options shall immediately vest 100% in conjunction with such event.  A change of control shall be defined as a change of ownership of 50% or more of the Company’s securities, or voting control thereof, or a transfer of more than 50% of the Company’s tangible and/or intangible assets.  See Note 6 for discussion of the associated stock-based compensation cost.

Note 4 – Concentration of Credit Risk and Major Customers

Financial instruments that subject DCT to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents

DCT maintains cash balances at several banks. Cash accounts maintained in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  DCT invests its excess cash balances in an overnight investment account, which is not FDIC insured.  As of June 30, 2010, DCT had consolidated balances of approximately $53,000, which were not guaranteed by the FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

Major Customers and Trade Receivables

A relatively small number of customers account for a significant percentage of DCT’s sales.  Customers that exceeded 10% of total revenues and accounts receivable were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Customer A	17%	12%	11%	11%
Customer B	16	17	18	23
Customer C	15	19	15	19
Customer D	11	16	19	10
Customer E	10	*	*	*
Customer F	*	13	*	10

* Customer accounted for less than 10% for the period indicated.

Trade receivables from all significant customers at June 30, 2010 totaled $1,631,000.  As of June 30, 2010, all the Company's trade receivables were unsecured.

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

Note 6 – Equity Incentive Plans

General

DCT’s share-based awards are long-term retention plans that are intended to attract, retain and provide incentives for talented employees.  DCT believes its share-based awards are critical to its operation and productivity. The employee share-based award plans allow DCT to grant, on a discretionary basis, incentive stock options and non-qualified stock options.

Stock Options

DCT issues options under four different stock option plans as well as through employment agreements with key employees, executives and consultants (approved by the board of directors on a case-by-case basis).  Options generally vest over two to three years from the date of grant and expire seven to ten years from the date of grant.

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in DCT’s Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Selling, general and administrative	$218	$105	$356	$252
Research and development	31	13	63	46
Total	$249	$118	$419	$298

At June 30, 2010, DCT had approximately $1,869,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

Stock Option Activity and Outstanding

DCT had the following stock option activity during the six months ended June 30, 2010:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2009	11,355,498	$0.32
Granted	2,700,000	0.30
Exercised	-	-
Cancelled	(311,000)	(0.45)
Outstanding at June 30, 2010	13,744,498	$0.31

The following table summarizes all options outstanding and exercisable by price range as of June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.01	2,241,165	1.82	$0.01	2,241,165	$0.01
$0.29 - $0.35	9,603,333	7.47	$0.31	1,534,583	$0.30
$0.60 - $0.70	1,900,000	6.55	$0.69	1,900,000	$0.69
	13,744,498			5,675,748

The “intrinsic value” of options is the excess of the value of DCT stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are expected to vest) was approximately $2,022,000 and $788,000 at June 30, 2010 and December 31, 2009, respectively. The total intrinsic value for exercisable options was $1,101,000 and $722,000 at June 30, 2010 and December 31, 2009, respectively. No options were exercised during the six months ended June 30, 2010.

Note 7 – Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Common stock equivalents were not considered in calculating diluted net loss per common share for the six months ended June 30, 2009 as their effect would be anti-dilutive.  Common stock equivalents were taken into consideration in calculating diluted net income per common share for the three and six months ended June 30, 2010 and the three months ended June 30, 2009, but the impact did not change net income per share.  As a result, for all periods presented, DCT’s basic and diluted net income (loss) per share is the same.

The computation of DCT’s basic and diluted earnings per share for the three and six months ended June 30, 2010 and the three months ended June 30, 2009 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010
Net income available to common shareholders (A)	$67	$53	$123
Impact of convertible preferred stock	-	13	-
Net income available to common shareholders used in diluted share calculation (B)	$67	$66	$123

Weighted average common shares outstanding (C)	19,406	18,469	19,406
Dilutive effect of convertible preferred stock	-	441	-
Dilutive effect of warrants	64		64
Dilutive effect of employee equity incentive plans	4,815	3,444	4,815
Weighted average common shares outstanding, assuming dilution (D)	24,285	22,354	24,285

Basic earnings per common share (A)/(C)	$0.00	$0.00	$0.01
Diluted earnings per common share (B)/(D)	$0.00	$0.00	$0.01

For the three and six months ended June 30, 2010, DCT excluded 2,693,000 (5,445,000 for the three months ended June 30, 2009) of stock options and warrants from the calculation of diluted earnings per common share as the exercise prices of these stock options and warrants were greater than or equal to the market value of the common shares.  Such options and warrants could be included in the calculation in the future if the market value of DCT’s common shares increases and is greater than the exercise price of these options and warrants.

Note 8 – Equity

Common Stock

DCT had no common stock activity during the six months ended June 30, 2010.

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

Preferred Stock

During the three and six months ended June 30, 2009, DCT reported $13,000 and $25,000 of accretion of preferred stock redemption value associated with its series B convertible redeemable preferred stock (“Series B Stock”), which matured August 7, 2009.  DCT had no other preferred stock activity during any period presented.

Common Stock Warrants

DCT had the following common stock warrant activity during the six months ended June 30, 2010:

Warrants
Outstanding at December 31, 2009	2,002,027
Expired	(1,209,000)
Issued	220,000
Outstanding at June 30, 2010	1,013,027

In certain instances, DCT issues warrants for consulting services.  DCT amortizes the fair value of such warrants over the service period.  In connection with such common stock warrants issued and outstanding, DCT charged selling, general and administrative expense with the offset credit to additional paid in capital for $32,000 and $72,000 during the three and six months ended June 30, 2010, respectively, and $100,000 during the six months ended June 30, 2009.

DCT estimated the fair value of the warrants issued under the Black-Scholes valuation model using the following weighted average assumptions during the six months ended June 30, 2010: contractual term of two years, 0.6% risk-free interest rate, expected volatility of 285% and expected dividend yield of 0%.  Assumptions during the six months ended June 30, 2009 were:  contractual term of three years, 1.8% risk-free interest rate, expected volatility of 266% and expected dividend yield of 0%.

Note 9 – Bank Line of Credit

As of June 30, 2010, DCT had a $2,000,000 line of credit (“LOC”) at a commercial bank.  Borrowings under the LOC are limited to (i) 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts, and (ii) 40% of eligible inventory (all as defined in the LOC agreement).  The interest rate is prime (3.25% at June 30, 2010) plus 2.75% for advances drawn against receivables, with a minimum interest rate of 6%; and prime plus 3.75% for advances drawn against inventory, with a minimum interest rate of 7%.  Interest payments are due monthly and all unpaid interest and principal is due in full on September 2, 2010.

Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default.  Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of June 30, 2010, DCT was in compliance with all LOC debt covenants and had unused borrowing capacity of $1,928,000.

During September 2009, in connection with the LOC origination, DCT paid the lender a loan origination fee and legal fees which totaled approximately $20,000, and issued a warrant to purchase 68,027 shares of the Company’s Common Stock at $0.588 per share.   During March 2010, in connection with increasing the LOC borrowing base, DCT paid the lender a loan modification fee of $6,000.   The loan origination, modification, and legal fees are recorded as deferred financing costs included in other current assets and are being amortized over the life of the loan to interest expense.  The $35,000 fair value of the warrants was determined using the Black-Scholes valuation model with the following assumptions: remaining contractual term of 7 years, 2.9% risk-free interest rate, expected volatility of 406% and expected dividend yield of 0%.  The fair value of the warrants was initially recorded as debt discount, with an offset to additional paid in capital, and has been amortized over the life of the loan to interest expense.

Interest Expense Related to Amortization of Warrant Fair Values and Loan Origination Fee

The Company recorded interest expense of $17,000 and $32,000 during the three and six months ended June 30, 2010 in connection with the LOC warrants and amortization of the LOC origination, modification and legal fees.

Note 10 – Commitments and Contingencies

Operating Leases

As of June 30, 2010, our current office and warehouse facility leases were both month-to-month with no future rental commitment.  We anticipated finalizing a new lease, in a new co-located facility, by September 30, 2010.  The new lease will (i) combine our corporate office and warehouse spaces, and (ii) increase square footage to expand domestic production capabilities.

Employment Agreements

DCT maintains employment agreements with its executive officers which extend through 2010. The agreements provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, DCT maintains employment agreements with other key employees with similar terms and conditions.  As of June 30, 2010, termination payments totaling $1,055,000 remain in effect.

OEM and Development Agreement

During the second quarter of 2009, the Company entered into an OEM agreement (“OEM Agreement”) with a customer to sell scanners.  The OEM Agreement was subsequently amended to include product development (“Development Agreement”).  To date, DCT has only sold product under the OEM Agreement.  The customer has the right to cancel the contract at any time without cause upon giving DCT two weeks’ notice (see Note 13). Upon cancellation, each party shall retain its rights in any intellectual property rights owned or licensed to it prior to commencement of development.  All intellectual property (“IP”) developed by DCT under the Development Agreement will be owned exclusively by DCT, except for specific parts and mechanism designs provided by the customer.

At June 30, 2010, DCT had $36,000 of deferred revenue associated with the Development Agreement.

Litigation, Claims and Assessments

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT’s financial condition, results of operations or cash flows.

Note 11 – Settlement of Legal Proceedings

During November 2007, a legal complaint was filed against DCT seeking declaratory judgment that one of DCT’s patents is invalid and not infringed by the claimant (“Claimant”).  The complaint (“Case A”) was filed in the U.S. District Court, Northern District of California.

During March 2007, DCT filed a legal complaint against Claimant seeking damages and declaratory relief for breach of a license agreement between DCT and Claimant.  The complaint (“Case B”) was filed in the U.S. District Court, Northern District of California.

During May 2010, DCT and Claimant entered into an agreement to (i) dismiss Case A without prejudice, (ii) dismiss Case B with prejudice to both parties, and (iii) settle other legal issues and disputes arising from Case A and Case B (“Settlement”).  In connection with the Settlement, DCT received monies from Claimant, which was recorded as non-operating income.

Note 12 – Segment and Geographic Information

Segment Information

DCT operates in one segment: the design, development and delivery of various imaging technology solutions, most notably scanners.

Geographic Information

During the three and six months ended June 30, 2010 and 2009, DCT recorded net sales throughout the U.S., Europe and other, and Asia as determined by the final destination of the product.  The following table summarizes total net sales attributable to significant countries (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
U.S.	$3,088	$2,836	$6,193	$4,547
Europe and other	190	156	467	460
Asia	24	10	70	10
	$3,302	$3,002	$6,730	$5,017

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Europe and Asia (in thousands):

	June 30, 2010	December 31, 2009
U.S.	$3,695	$3,574
Europe	161	128
Asia	71	110
	$3,927	$3,812

Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands.  Assets located in Asia relate to tooling equipment required to manufacture DCT’s product.

Note 13 – Subsequent Events

Cancellation of Development Agreement

On July 23, 2010, the aforementioned Development Agreement (see Note 10) was cancelled by DCT’s customer.  DCT will continue to sell product under the OEM Agreement.  During the third quarter of 2010, DCT anticipates recognizing $36,000 of revenue originally deferred until product under the Development Agreement was sold. Management does not believe the cancellation of the Development Agreement will have a material impact on DCT’s results of operations.

NCR Purchase of Common Stock

On August 5, 2010 (“Purchase Date”), DCT and NCR Corporation (“NCR”) entered into (i) Share Purchase Agreement (“Purchase Agreement”), (ii) Investor Rights Agreement (“IR Agreement”), and (iii) Voting Agreement (“Voting Agreement”) pursuant to which NCR purchased from DCT 3,861,004 shares (the “Shares”) of the Company’s common stock, par value $.001 per share, (“Common Stock”) for an aggregate purchase price of $4,000,000 (the “Investment”).  Additionally, DCT granted NCR a two-year option (“Option”) to purchase up to an additional $4,000,000 of Common Stock at an exercise price of $1.036 per share, subject to adjustment, as more fully described below.  Neither the Shares nor the Option have been registered with the Securities and Exchange Commission.  However, NCR received demand registration rights, subject to certain limitations, and unlimited piggy-back registration rights with respect to the Shares and any shares of Common Stock issued upon exercise of the Option.  The registration rights terminate when all of the Shares and any shares of Common Stock issued upon exercise of the Option may be sold pursuant to Rule 144 without restriction or limitation, or, if earlier, on the fifth anniversary of the Purchase Date.

The Investment has anti-dilution protection for eighteen months following the date of the IR Agreement.  Under the anti-dilution provisions, unless waived by NCR, issuances or deemed issuances of Common Stock with an effective price that is less than $1.036 (as adjusted), would result in the issuance of additional shares of Common Stock, determined on a full ratchet basis, to NCR.

The Option is exercisable at any time or from time to time for two years from the Purchase Date. The exercise price of the Option is subject to adjustment for stock splits or combinations; dividends or distributions payable in shares of Common Stock; reclassifications, exchanges or substitutions; and reorganizations, mergers, consolidations or sales of assets.  The exercise price of the Option is also subject to adjustment, on a full ratchet basis, for issuances or deemed issuances of Common Stock with an effective price that is less than the Option exercise price then in effect.

The Voting Agreement is between DCT, NCR and certain investors of DCT. Under the Voting Agreement, NCR was granted the right to appoint a board observer to attend meetings of DCT’s Board of Directors in a nonvoting observer capacity.  NCR was also granted the right, at its discretion, to designate a member of DCT’s Board of Directors.  DCT stockholders, who are party to the Voting Agreement, agreed, in the event of any such designation, to vote their shares of Company stock to elect NCR’s designee.  Such stockholders also agreed that, at NCR’s request, they would not sell their shares of DCT’s stock for up to 180 days following the effective date of a final prospectus covering the resale of DCT’s stock by NCR.

Concurrent with the execution of the Purchase Agreement, DCT and NCR also amended their existing Strategic Supplier Master Procurement Agreement (the “Reseller Agreement”).  The Reseller Agreement, dated July 17, 2009, covers the manufacture and sale by DCT to NCR, and the purchase and resale by NCR, of specified scanning products.  The original Reseller Agreement had a three-year term, which automatically renewed unless either party gave at least 180 days’ prior written notice.  The amendment extends the current term to August 6, 2014, and provides, subject to certain exceptions, that DCT will not sell, directly or indirectly, any products to any entity who engages in the business of (i) operating or supplying remote deposit capture products, services or functionality or (ii) operating or supplying product that facilitate the scanning, transmitting, storage of electronic documents on a bank’s secure server.

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

Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying unaudited, condensed, consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

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

•
Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.  A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•
Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows as of and for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

•
Contractual Obligations, Off-Balance-Sheet Arrangements, and Trends.  As of June 30, 2010, an overview of (i) contractual obligations and contingent liabilities and commitments, including an expected payment schedule, (ii) an explanation of off-balance-sheet arrangements, and (iii) known trends.

Overview

We are in the business of designing, developing and delivering imaging technology solutions. Our technology is protected under multiple patents.  We focus our research and development toward new deliverable and marketable technologies related to document digitization and utilization. We sell our products to customers throughout the world, including the United States, Canada, Europe, Africa, South America, Australia and Asia.

Strategy

Our strategy includes a plan to expand our document/image-capture product line and technology while leveraging our assets in other areas of the imaging industry. We are actively shipping five groups of image-capture products, and will be expanding our product offerings to meet the increased market demand for: (1) faster, easier-to-use products; and (2) enhanced security, including identity and financial transaction protection.

We are currently negotiating a new lease that will (i) combine our corporate office and warehouse spaces, and (ii) increase square footage to expand domestic production capabilities.  By combining our corporate office and warehouse spaces, we will gain significant operational efficiencies.  We are expanding our domestic production capabilities to capitalize on certain market-specific opportunities, particularly with federal, state and local government agencies that require products to be manufactured in the U.S. under the Trade Agreements Act (“TAA”).

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

Results of Operations

The following table summarizes certain aspects of our results of operations for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$	%	2010	2009	$	%

Net sales	$3,302	$3,002	$300	10%	$6,730	$5,017	$1,713	34%
Cost of sales	2,022	1,824	198	11	4,125	3,061	1,064	35

As a percentage of sales	61%	61%			61%	61%

Selling, general and administrative expense	986	911	75	8	1,952	2,100	(148)	(7)
Research and development expense	279	202	77	38	544	433	111	26

Non-operating income (expense)	52	1	NM	NM	16	1	NM	NM

NM = Not Meaningful

Net Sales

During the first quarter of 2009, we experienced the bottom of the severe slowdown of the U.S. economy and related slowdown of information technology (“IT”) capital spending that began in 2008. Revenues rebounded during the remainder of 2009 and have continued strong during the first two quarters of 2010.   As such, revenues for both the three and the six months ended June 30, 2010 were higher compared to the three and six months ended June 30, 2009.   Specifically, the increase in revenues is a result of increased number of scanners sold; sales of scanners increased 3% and 40% for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.  Our average selling price fluctuated during both the three and six months ended June 30, 2010 as a result of the mix of products sold and certain volume-related price discounts.

Our international sales continue to be a strategic component of our business.  International revenues as a percentage of revenues remain fairly consistent:   6% for both the three months ended June 30, 2010 and 2009; and 8% and 9% for the six months ended June 30, 2010 and 2009, respectively.  The majority of our international revenues are in Europe.  Because our products can be easily configured to support different languages, and we provide ongoing support for Romanized, Cyrillic and Sinographic character software, we are able to actively pursue revenue opportunities in many different international markets.

We have successfully expanded our significant customer base.  And as a result, total sales to significant customers (customers who represent more than 10% of our net sales) decreased to 69% during the three months ended June 30, 2010 from 77% during the three months ended 2009; and decreased to 63% during the six months ended June 30, 2010 from 73% during the six months ended June 30, 2009.  See “Note 4:  Concentration of Credit Risk and Major Customers” in Part I, Item 1 of this Form 10-Q.   The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect this trend and resulting fluctuations to continue.  Although the number of scanners shipped during any quarter has fluctuated, our selling prices remained fairly stable; we expect both trends to continue for the foreseeable future.

Cost of Sales, Including Gross Profit

Cost of sales includes all direct costs related to the purchase of scanners and imaging modules manufactured in China, and to services related to the delivery of those items.  To a lesser extent, cost of sales also includes engineering services, software royalties and depreciation of manufacturing equipment.  For scanners where the final assembly and test is completed in the U.S., additional labor costs are included.  Although overall cost of sales as a percentage of sales remained steady for all periods presented, it is dependent on, and may vary with, the following factors:

•	Mix of products sold;

•	Changes to the negotiated prices of our finished product and key components;

•	Customer requirements for third-party software integrated into our products; and

•	Changes to the proportion of scanners assembled in the U.S. versus the proportion of scanners assembled in China.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation costs, facilities-related expenses and outside professional services such as legal and accounting.

The increase in selling, general and administrative expense during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily attributable to the following:

•
Increased stock-based compensation costs (a non-cash charge).  Stock-based compensation cost was $218,000 and $105,000 for the three months ended June 30, 2010 and June 30, 2009, respectively.  See “Note 6 -   Employee Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q.

•
Increased amortization of the fair value (a non-cash charge) of equity instruments issued for consulting services.  Amortization increased to $32,000 during the three months ended June 30, 2010 from $0 during the three months ended June 30, 2009.  See “Note 8 - Equity” in Part I, Item 1 of this Form 10-Q.

The above increases were somewhat offset by our decreased investor relations expenses associated with DCT’s initiatives to reduce cash operating expenses.

The decrease in selling, general and administrative expense during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was primarily attributable to the following:

•	Decreased investor relations efforts associated with DCT’s initiatives to reduce cash operating expenses;

•	Decreased accounting fees associated with retaining the same independent accounting firm from year to year; and

•	Decreased legal fees.

We anticipate that selling, general and administrative expenses will continue to fluctuate as our business continues to grow.  However, we continue to work to offset these expenses by reducing overhead expenses and streamlining operations.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production.  The increased research and development expense was primarily attributable to increased personnel expenses, as our headcount during the three and six months ended June 30, 2010 was double the headcount during the three and six months ended June 30, 2009.

We anticipate that research and development expense will continue to increase over the long term as a result of the growth of our existing products, new product opportunities and expansion into new markets and technologies. We remain committed to significant research and development efforts to extend our technology leadership in the imaging technology markets.

Non-Operating Income (Expense)

The most significant components of our non-operating income (expense) during the three and six months ended June 30, 2010 were (i) Cash payment received in June 2010 as settlement for two pending lawsuits and other legal issues, (ii) interest expense on our line of credit, and (iii) realized loss on foreign currency resulting from the devaluation of the Euro against the US dollar.

Non-operating income (expense) during both the three and six months ended June 30, 2009 was immaterial to our results of operations.

Liquidity and Capital Resources

At June 30, 2010, principal sources of liquidity included cash and cash equivalents of $306,000 and an available borrowing capacity of $1,928,000 on our bank line of credit.  We had no significant cash outlays, except as part of our normal operations, during the six months ended June 30, 2010 or June 30, 2009.

The following table summarizes certain aspects of DCT’s liquidity (in thousands):

	As of or for the Six Months Ended June 30,
	2010	2009
Cash and cash equivalents	$306	$1,462
Line of credit	-	1,216
Working capital	3,022	1,616
Cash provided (used) by operating activities	254	(104)
Cash used by investing activities	(45)	(55)
Cash (used) provided by financing activities	(231)	1,216

Operating activities:  During the six months ended June 30, 2010, our operating activities provided $254,000 of cash.  This was a result of our $123,000 net income, $584,000 of net non-cash expenses, and $453,000 net cash used by changes in operating assets and liabilities.  During the six months ended June 30, 2009, our operating activities used $104,000 of cash.  This was a result of our $576,000 net loss, $427,000 of net non-cash expenses, and $45,000 net cash provided by changes in operating assets and liabilities.

Non-cash items included in net loss are depreciation expense, stock-based compensation cost of options, fair value of warrants issued for services rendered, and amortization of debt discount.  The most significant change in operating assets and liabilities during the six months ended June 30, 2010 was the $519,000 increased accounts receivable resulting from a significant cash collections effort during December 2009.  This effort resulted in the early collection of approximately $487,000 of receivables prior December 31, 2009.  Had we not undertaken this the early collection effort, the change in accounts receivable would have only been a $32,000 use of cash. The remaining changes in operating assets and liabilities during both the six months ended June 30, 2010 and 2009 were indicative of the normal operational fluctuations related to the timing of product shipments, trade receivable collections, inventory management, and timing of vendor payments.

Investing activities:  Investing activities for both the six months ended June 30, 2010 and 2009 included capital purchases to support normal business operations.

Financing activities:  During the six months ended June 30, 2010, financing activities consisted of (i) negotiating an increase to our existing line of credit borrowing base, and (ii) $225,000 pay off of our line of credit.  During the six months ended June 30, 2009, financing activities consisted of a $1,216,000 draw against our bank line of credit to meet short-term obligations incurred during the normal course of business.

Cash and Working Capital Requirements

We actively control operating expenses to align with current and projected net sales.  If we continue to successfully manage our projected net sales and control our operating expenses, of which there can be no assurance, management believes that current cash and other sources of liquidity are sufficient to fund normal operations through the next 12 months.

Our current line of credit matures on September 2, 2010.  Our current lender has already communicated the desire to extend DCT’s current credit facility through September 2011.  Although management believes DCT will be able to obtain an additional line of credit upon maturity of the existing line of credit, there is no guarantee that DCT will be able to secure a line of credit on terms that are acceptable to DCT.

Contractual Obligations

As of June 30, 2010, our office and warehouse leases were both month-to-month with no future rental commitment.  We anticipate finalizing a new lease by September 30, 2010.  The new lease will (i) combine our corporate office and warehouse spaces, and (ii) increase square footage to expand domestic production capabilities.  The expected contractual obligations are summarized (in thousands):

		Less Than	One – Three	More than Three
	Total	One Year	Years	Years

Bank line of credit (1)	$-	$-	$-	$-
Expected operating lease obligations	1,657	229	1,030	398
Total contractual cash obligations	$1,657	$229	$1,030	$398

(1) As of June 30, 2010, we had $0 balance on our $2,000,000 bank line of credit (“LOC”).  Borrowings under the LOC are limited to (i) 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts, and (ii) 40% of eligible inventory (all as defined in the LOC agreement).  The interest rate is prime (3.25% at June 30, 2010) plus 2.75% for advances drawn against receivables, with a minimum interest rate of 6%; and prime plus 3.75% for advances drawn against inventory, with a minimum interest rate of 7%.  Interest payments are due monthly and all unpaid interest and principal is due in full on September 2, 2010.

Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default.  Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of June 30, 2010, we were in compliance with all LOC debt covenants and had unused borrowing capacity of $1,928,000.

Off-Balance Sheet Arrangements

At June 30, 2010, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

To the best of our knowledge, except for the commitments described in “Note 10 - Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, there are no other known trends or demands, commitments, events or uncertainties that existed at June 30, 2010, which are likely to have a material effect on our future liquidity.

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

Changes in Internal Controls over Financial Reporting

As of March 31, 2010, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2010 for the sole reason that DCT’s Board of Directors did not include an independent financial expert.  Effective June 8, 2010, DCT added an independent financial expert to its Board of Directors, which resulted in effective, comprehensive, entity-level internal controls.  With the addition of the newly appointed independent financial expert, our CEO and CFO were able to conclude that internal controls were effective as of June 30, 2010.

There were no changes, other than as discussed above, in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

During November 2007, a legal complaint was filed against DCT seeking declaratory judgment that one of DCT’s patents is invalid and not infringed by the claimant (“Claimant”).  The complaint (“Case A”) was filed in the U.S. District Court, Northern District of California.

During March 2007, DCT filed a legal complaint against Claimant seeking damages and declaratory relief for breach of a license agreement between DCT and Claimant.  The complaint (“Case B”) was filed in the U.S. District Court, Northern District of California.

During May 2010, DCT and Claimant entered into an agreement to (i) dismiss Case A without prejudice, (ii) dismiss Case B with prejudice to both parties, and (iii) settle other legal issues and disputes arising from Case A and Case B (“Settlement”).  In connection with the Settlement, DCT received monies from Claimant, which was recorded as non-operating income.

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

Document Capture Technologies, Inc.

Date: August 11, 2010
/s/ David P. Clark
David P. Clark, Chief Executive Officer

Date: August 11, 2010
/s/ M. Carolyn Ellis
M. Carolyn Ellis
Chief Financial Officer