Form 10-Q
period 2010-09-30
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2010-11-15
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-25839

DOCUMENT CAPTURE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0133251
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification Number)

4255 Burton Drive
San Jose, California 95054
 (Address of principal executive offices, Zip code)

408-436-9888
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

The number of shares of Common Stock outstanding as of November 11, 2010 was 21,770,276

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2010	December 31, 2009
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$3,937	$328
Trade receivables	2,262	1,497
Inventories, net	1,376	1,674
Prepaid expenses and other current assets	130	132
Total current assets	7,705	3,631

Restricted cash	5	5
Other non-current assets	50	-
Fixed assets, net	148	176
Total assets	$7,908	$3,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$-	$202
Trade payables to related parties	794	341
Trade payables and other accrued expenses	346	440
Accrued compensation and benefits	99	124
Deferred revenue and customer deposits	26	111
Total current liabilities	1,265	1,218

Stock option liability	1,776	-
Long-term deferred rent	18	-

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock $.001 par value, 2,000 authorized, 0 issued and outstanding at September 30, 2010 and December 31, 2009
Common stock $.001 par value, 50,000 authorized; 22,711 and 19,406 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	23	19
Additional paid-in capital	38,253	35,697
Accumulated deficit	(33,427)	(33,122)
Total stockholders’ equity	4,849	2,594
Total liabilities and stockholders’ equity	$7,908	$3,812

*	Amounts derived from the audited financial statements for the year ended December 31, 2009.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$3,539	$2,975	$10,269	$7,992

Cost of sales	2,138	1,847	6,263	4,908

Gross profit	1,401	1,128	4,006	3,084

Operating expenses:
Selling, general and administrative	1,332	829	3,284	2,929
Research and development	263	295	807	728
Total operating expenses	1,595	1,124	4,091	3,657

Operating (loss) income	(194)	4	(85)	(573)

Total non-operating income (expense), net	(234)	(9)	(218)	(8)
Net loss before income taxes	(428)	(5)	(303)	(581)
Provision (benefit) for income taxes	-	(76)	2	(76)

Net (loss) income	(428)	71	(305)	(505)
Accretion of preferred stock redemption value	-	(5)	-	(30)
Net (loss) income available to common stockholders	$(428)	$66	$(305)	$(535)

Basic (loss) income per common share	$(0.02)	$0.00	$(0.02)	$(0.03)
Diluted (loss) income per common share	$(0.02)	$0.00	$(0.02)	$(0.03)

Weighted average common shares outstanding	21,826	18,750	20,213	18,562
Weighted average common shares outstanding, assuming dilution	21,826	22,583	20,213	18,562

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(305)	$(505)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation expense included in operating expenses	40	46
Depreciation expense included in cost of sales	40	-
Stock-based compensation cost – options	663	410
Fair value of common stock and warrants issued for services rendered	72	111
Change in fair value of stock option liability	232	-
Other non-cash income/expenses, net	45	(24)
Changes in operating assets and liabilities:
Trade receivables	(765)	(787)
Inventories	298	288
Prepaid expenses and other	(62)	(182)
Trade payables to related parties	453	(38)
Trade payables and other current liabilities	(119)	(46)
Deferred revenue and customer deposits	(85)	(85)
Long-term deferred rent	18	-
Cash provided (used) by operating activities	525	(812)

Investing activities:
Capital expenditures	(52)	(58)
Cash used by investing activities	(52)	(58)

Financing activities:
Net (payments) advances on bank line of credit	(225)	817
Proceeds from issuance of common stock, net of issuance costs	3,973	-
Payments for repurchase of common stock	(604)	-
Deferred financing costs	(8)	(20)
Cash paid upon the maturity of preferred stock	-	(75)
Cash provided by financing activities	3,136	722

Net increase (decrease) in cash and cash equivalents	3,609	(148)

Cash and cash equivalents at beginning of period	328	405

Cash and cash equivalents at end of period	$3,937	$257

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$-	$75
Conversion of warrants to common stock	$-	$350

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

Syscan, Inc., DCT’s wholly-owned subsidiary, was incorporated in California in 1995 to develop and manufacture a new generation of contact image sensors (“CIS”) that are complementary metal-oxide-silicon (“CMOS”) imaging sensor devices. During the late 1990s, DCT established many technical milestones and was granted numerous patents for its linear imaging technology. DCT’s patented CIS and mobile imaging scanner technology provides high quality images at extremely low power consumption levels, allowing delivery of compact scanners in a form ideally suited for laptop or desktop computer users who need a small, lightweight device to scan or fax documents.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2010. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010.

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

Note 2 – Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units for accounting purposes. Additionally, these new standards modify the manner in which the arrangement consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted.   DCT does not expect these new standards to significantly impact our consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance tangible products and certain software. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. DCT does not expect these new standards to significantly impact our consolidated financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. In the first quarter of 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in the first quarter of 2011, these amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These amended standards do not affect our consolidated statements of operations or balance sheets.

Note 3 – Related-Party Transactions

Purchases

Historically, the Company has purchased the majority of its finished scanner imaging products from Shenzhen Syscan Technology (“SST”), a wholly-owned subsidiary of Syscan Technology Holdings Limited (“STH”).  As of September 30, 2010, SST held approximately 14% of DCT’s outstanding common stock.

Purchases from SST totaled $1,989,000 and $5,475,000 for the three and nine months ended September 30, 2010, respectively, and $1,677,000 and $4,120,000 for the three and nine months ended September 30, 2009, respectively.  All purchases from SST were carried out in the normal course of business.  As a result of these purchases, DCT was liable to SST for $794,000 and $341,000 at September 30, 2010 and December 31, 2009, respectively.

Net Sales

During the three and nine months ended September 30, 2010, DCT recorded net sales totaling $111,000 and $181,000, respectively, for finished scanners sold to SST.  The related cost of sales was $93,000 and $153,000, respectively.  During the three and nine months ended September 30, 2009, DCT recorded net sales totaling $40,000 and $48,000, respectively, for finished scanners sold to SST.  The related cost of sales was $14,000 and $21,000, respectively.  All sales to SST contained similar terms and conditions as for other transactions of this nature entered into by DCT.

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

Pursuant to the Agreement, Mr. Samuels is paid $4,000 per month for a total of $12,000 and $36,000 for the three and nine months ended September 30, 2010, respectively.  The Agreement may be cancelled by either party with 30 days prior written notice.

Agreement to License Office Space

On April 26, 2010, DCT entered into a two-year license agreement (“License”) with Beau Dietl & Associates (“BDA”) to license office space from BDA in New York City.  The purpose of the License is for DCT to have a physical presence in New York City.  In connection with the License, the Company paid BDA an upfront license fee of $50,000 as payment in full.  The $50,000 payment was capitalized and is being amortized, using the straight-line method, to selling, general and administrative expense over the term of the License.  In connection with the License, DCT recorded rent expense of $6,000 and $10,000 for the three and nine months ended September 30, 2010, respectively.

The License can be cancelled by either party with 90 days written notice.

Consulting Agreement

On August 13, 2010, the Company’s Board of Directors approved a consulting agreement with National Health Media (“NHM”) for purposes of assisting DCT establish contacts and generate sales of DCT’s products to companies specifically in the healthcare industry.   As compensation for the agreement, DCT agreed to pay NHM five percent of sales of DCT products, in excess of $10,000,000, directly attributable to introductions made by NHM.  No commissions were incurred, in connection with the NHM agreement, through September 30, 2010. Additionally, DCT paid NHM $400,000 upon execution of the agreement.  DCT recorded selling, general and administrative expense of $400,000 for the three months ended September 30, 2010, as services were fully rendered by NHM prior to September 30, 2010.

The term of the NHM agreement is 48 months and is automatically renewed for one-year periods unless terminated by NHM with 30-days written notice, or by DCT at any time.

As of September 30, 2010, the owner of NHM held approximately one percent of DCT’s outstanding common stock.

Reimbursed Expenses incurred by Related-Party Consultants

During the three months ended September 30, 2010, DCT reimbursed expenses incurred by related-party consultants totaling approximately $4,400.

Note 4 – Concentration of Credit Risk and Major Customers

Financial instruments that subject DCT to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents

DCT maintains cash balances at several banks. Cash accounts maintained in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  DCT invests its excess cash balances in an overnight investment account, which is not FDIC insured.  As of September 30, 2010, DCT had consolidated balances of approximately $3,689,000, which were not guaranteed by the FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

Major Customers and Trade Receivables

A relatively small number of customers account for a significant percentage of DCT’s sales.  Customers that exceeded 10% of total revenues and accounts receivable were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Customer A	22%	20%	18%	19%
Customer B	20	13	19	11
Customer C	12	21	16	22
Customer D	10	*	*	*
Customer E	*	15	10	13

*	Customer accounted for less than 10% for the period indicated.

Trade receivables from all significant customers at September 30, 2010 totaled $1,696,000.  As of September 30, 2010, all the Company's trade receivables were unsecured.

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

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in DCT’s Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Selling, general and administrative	$212	$98	$568	$350
Research and development	32	14	95	60
Total	$244	$112	$663	$410

At September 30, 2010, DCT had approximately $1,676,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

Stock Option Activity and Outstanding

DCT had the following stock option activity during the nine months ended September 30, 2010:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2009	11,355,498	$0.32
Granted	2,850,000	0.30
Exercised	-	-
Cancelled	(311,000)	(0.45)
Outstanding at September 30, 2010	13,894,498	$0.31

The following table summarizes all options outstanding and exercisable by price range as of September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.01	2,241,165	1.57	$0.01	2,241,165	$0.01
$0.29 - $0.35	9,753,333	7.26	$0.31	2,835,833	$0.30
$0.60 - $0.70	1,900,000	6.30	$0.69	1,900,000	$0.69
	13,894,498			6,976,998

The “intrinsic value” of options is the excess of the value of DCT stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are expected to vest) was approximately $5,286,000 and $788,000 at September 30, 2010 and December 31, 2009, respectively. The total intrinsic value for exercisable options was $2,641,000 and $722,000 at September 30, 2010 and December 31, 2009, respectively. No options were exercised during the nine months ended September 30, 2010.

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

Common stock equivalents were not considered in calculating diluted net loss per common share for the three and nine months ended September 30, 2010 and the nine months ended September 30, 2009, as their effect would be anti-dilutive.  Common stock equivalents were taken into consideration in calculating diluted net income per common share for the three months ended September 30, 2009, but the impact did not change net income per share.  As a result, for all periods presented, DCT’s basic and diluted net income (loss) per share is the same.

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

The above calculation excluded 4,088,000 of stock options and warrants from the calculation of diluted earnings per common share as the exercise prices of these stock options and warrants were greater than or equal to the market value of the common shares.  Such options and warrants could be included in the calculation in the future if the market value of DCT’s common shares increases and is greater than the exercise price of these options and warrants.

Note 8 – Equity

Common Stock

Common Stock Issuances - 2010

On August 5, 2010 (“Purchase Date”), DCT and NCR Corporation (“NCR”) entered into (i) Share Purchase Agreement (“Purchase Agreement”), (ii) Investor Rights Agreement (“IR Agreement”), and (iii) Voting Agreement (“Voting Agreement”) pursuant to which NCR purchased from DCT 3,861,004 shares (“NCR Shares”) of the Company’s common stock for an aggregate purchase price of $4,000,000 (“Investment”).  Additionally, DCT granted NCR a two-year option (“NCR Option”) to purchase up to an additional $4,000,000 of Common Stock at an exercise price of $1.036 per share, subject to adjustment, as more fully described below.  Neither the Shares nor the NCR Option have been registered with the Securities and Exchange Commission.  However, NCR received demand registration rights, subject to certain limitations, and unlimited piggy-back registration rights with respect to the NCR Shares and any shares of Common Stock issued upon exercise of the NCR Option.  DCT will use its best efforts to obtain an effective registration statement.  As such, the Company does not believe that a contingent obligation to make payments or transfer consideration under a registration payment arrangement is probable.  The registration rights terminate when all of the NCR Shares and any shares of Common Stock issued upon exercise of the NCR Option may be sold pursuant to Rule 144 without restriction or limitation, or, if earlier, on the fifth anniversary of the Purchase Date.

The Investment has anti-dilution protection for eighteen months following the date of the IR Agreement.  Under the anti-dilution provisions, unless waived by NCR, issuances or deemed issuances of Common Stock with an effective price that is less than $1.036 (as adjusted), would result in the issuance of additional shares of Common Stock, determined on a full ratchet basis, to NCR.  See Note 11.

The NCR Option is exercisable at any time or from time to time for two years from the Purchase Date. The exercise price of the NCR Option is subject to adjustment for stock splits or combinations; dividends or distributions payable in shares of Common Stock; reclassifications, exchanges or substitutions; and reorganizations, mergers, consolidations or sales of assets.  The exercise price of the NCR Option is also subject to adjustment, on a full ratchet basis, for issuances or deemed issuances of Common Stock with an effective price that is less than the NCR Option exercise price then in effect.  See Note 11.

The Voting Agreement is between DCT, NCR and certain investors of DCT. Under the Voting Agreement, NCR was granted the right to appoint a board observer to attend meetings of DCT’s Board of Directors in a nonvoting observer capacity.  NCR was also granted the right, at its discretion, to designate a member of DCT’s Board of Directors.  In the event of any such designation, the DCT stockholders who are party to the Voting Agreement agreed to vote their shares of DCT stock to elect NCR’s designee.  Such stockholders also agreed that, at NCR’s request, they would not sell their shares of DCT’s stock for up to 180 days following the effective date of a final prospectus covering the resale of DCT’s stock by NCR.

Under the provisions of the Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, the anti-dilution feature of the NCR Shares is derivative instruments that requires bifurcation from the host contract and recorded at fair value as a derivative liability.  The fair value of the anti-dilution feature of the NCR Shares was calculated using a custom Binomial option pricing model.  The approach and inputs were:

•	Developed a custom Binomial Model for the remaining term on the options.

•	Price movement in Total Shareholder Value of DCT was modeled using Cox, Ross and Rubinstein (“CRR”) method.

•	Volatility was derived from historical volatility for DCT and calculated over the respective remaining term of the derivative.

•	Estimated probability of a financing event taking place at each node.

•	Reviewed relationship between future equity fund raising and level of cash and other liquid instruments.

•	Used DCT’s financial projections to estimate probability of an equity financing event at each node.

•	Calculated the price of penultimate nodes based on value of full ratchet, weighted by the probability of a financing event at the node.

•	Risk-free interest rate was 0.42%.

•	Propagated values up the binomial tree to model an American Option with early exercise feature.

Based on the above, the anti-dilution feature of the NCR Shares was de minimis at the Purchase Date and at September 30, 2010.

Under the provisions of ASC 480, Distinguishing Liabilities from Equity, a financial instrument is a liability if the number of shares used to calculate the settlement amount is not fixed.  If a financial instrument’s terms provide for any potential adjustment, regardless of the probability of such adjustment(s) or whether such adjustments are in the entity's control, the settlement amount is not fixed.  As the NCR Option contains a price protection provision (or down-round provision) that reduces the option’s strike price in the event the Company issues additional shares at a more favorable price than the strike price, the NCR Option is recognized at fair value as a liability.  The fair value of the NCR Option was estimated using a custom Binomial option pricing model with the following assumptions: 0.42% risk-free interest rate, expected volatility of 162%, expected dividend yield of 0%, and remaining life equal to the remaining contractual life of the option.  Estimated fair value, on the Purchase Date, was $1,544,000.  As such, of the $4,000,000 proceeds received from NCR, $1,544,000 was booked as a stock option liability and the remaining proceeds were booked as stockholders’ equity.   See Note 11.

 During August 2010, DCT issued 180,822 shares of common stock upon the cashless exercise of warrants.  In connection with the cashless exercise, 434,178 warrants were cancelled.

Common Stock Issuances - 2009

During January 2009, DCT issued 25,000 shares of restricted common shares to a consultant for investor relations services.  The common shares have piggyback registration rights to the next registration statement filed by DCT.  DCT amortized the estimated fair value of the common shares ratably over the service period.  Accordingly, $11,000 was charged to selling, general and administrative expense and credited to additional paid-in capital during the nine months ended September 30, 2009.

During August 2009, DCT issued 187,500 shares of common stock in connection with the maturity of DCT’s series B convertible redeemable preferred stock (“Series B Stock”).  See further discussion below.

During September 2009, DCT issued 750,000 shares of common stock in exchange for warrants to purchase 650,000 shares of the Company’s common stock and the related put option of $350,000.  In connection with the exchange, DCT de-recognized the $350,000 warrant put option liability and recorded the offset to additional paid in capital.  There was no gain or loss associated with the exchange.

Common Stock Repurchases

During September 2010, DCT’s board of directors authorized DCT to repurchase (“DCT Stock Repurchase Plan”) and retire $2,500,000 of its common stock in open market transactions or privately negotiated transactions pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  See Note 13.

Under this authorization, DCT repurchased 736,785 shares of common stock at a total cost of $604,000 through September 30, 2010.  DCT subsequently retired the shares.  As such, the Company accounted for the repurchase shares by recording a reduction to common stock and additional paid-in capital for the total cost.

The authorization does not have an expiration date, does not require DCT to purchase a specific number of shares and may be modified, suspended or terminated at any time.

Common Stock Warrants

DCT had the following common stock warrant activity during the nine months ended September 30, 2010:

Warrants
Outstanding at December 31, 2009	2,002,027
Exercised	(180,822)
Cancelled in connection with cashless exercise	(434,178)
Expired	(1,209,000)
Issued	220,000
Outstanding at September 30, 2010	398,027

In certain instances, DCT issues warrants for consulting services.  DCT amortizes the fair value, as calculated using the Black-Scholes valuation model, of such warrants over the service period.  In connection with such common stock warrants issued and outstanding, DCT charged selling, general and administrative expense with the offset credit to additional paid in capital for $72,000 and $100,000 during the nine months ended September 30, 2010 and 2009, respectively.

Common Shares Reserved for Future Issuance

At September 30, 2010, the following common stock shares were reserved for future issuance:

Warrants to purchase common stock	398,027
NCR Option	3,861,004
Equity incentive plan options authorized for future grants	1,421,667
Equity incentive plan options outstanding	13,894,498
19,575,196

Preferred Stock

During the three and nine months ended September 30, 2009, DCT reported $5,000 and $30,000 of accretion of preferred stock redemption value associated with its Series B Stock, which matured August 7, 2009.

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

Note 9 – Bank Line of Credit

During September 2009, DCT replaced its $3,000,000 existing line of credit (“LOC”) with a similar $2,000,000 LOC with a different commercial bank.  Borrowings under the LOC are limited to 75% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts (all as defined in the LOC agreement).  The LOC bore an annual interest rate of prime (3.25% at September 30, 2009) plus 2.00% for advances drawn against accounts receivables, with a minimum interest rate of 4%.  Interest payments were due monthly and all unpaid interest and principal were due in full on September 2, 2010.  Upon certain events of default (as defined in the LOC agreement), the default variable interest rate would increase to five percentage points above the interest rate applicable immediately prior to the default.  Additionally, the lender had the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

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

During March 2010, DCT amended its existing LOC to increase the borrowing base as follows:  (i) increase the percentage of borrowings from 75% to 80% of eligible accounts receivable, and (ii) add 40% of eligible inventory (all as defined in the LOC agreement) to the borrowing base.  In connection with increasing the amendment, DCT paid the lender a loan modification fee of $6,000, which was recorded as deferred financing costs and amortized over the life of the loan to interest expense.

During September 2010, DCT extended the maturity date of its $2,000,000 LOC from September 2, 2010 to November 1, 2010.  As part of the extension, the borrowing base was modified to only include borrowings against 80% of eligible accounts receivable (as defined in the LOC agreement).  The inventory borrowing base was not extended as the Company does not require the borrowing capacity.  In connection with extension, DCT paid the lender a loan modification fee of $2,000, which was recorded as deferred financing costs and amortized over the life of the loan to interest expense.  Subsequent to September 30, 2010, an amended line of credit (“Amended LOC”) was entered into, which extended the maturity date to November 15, 2011.  See Note 13.  The interest rate was prime (3.25% at September 30, 2010) plus 2.75%.

Upon certain events of default (as defined in the Original LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default.  Additionally, the lender has the right to declare all of the amounts due under the Original LOC immediately due and payable upon an event of default.

As of September 30, 2010, DCT was in compliance with all Original LOC debt covenants and had unused borrowing capacity of $1,786,000.

Note 10 – Commitments and Contingencies

Operating Leases

During September 2010, DCT negotiated a new lease that (i) combined our corporate office and warehouse spaces, and (ii) increased square footage, to approximately 32,000 square feet, for expanded domestic production capabilities and significant operational efficiencies.  The new lease is non-cancelable and extends through October 2015.  Future annual minimum commitments as of September 30, 2010 are as follows (in thousands):

2011	$109
2012	197
2013	240
2014	261
Thereafter	302
$1,109

Employment Agreements

DCT maintains employment agreements with its executive officers which extend through 2010. The agreements provide for a base salary and annual bonus to be determined by the Board of Directors.  In certain instances, the agreements also provide for termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, DCT maintains employment agreements with other key employees with similar terms and conditions.  As of September 30, 2010, termination payments totaling $1,055,000 remain in effect.

OEM and Development Agreement

During the second quarter of 2009, the Company entered into an OEM agreement (“OEM Agreement”) with a customer to sell scanners.  The OEM Agreement was subsequently amended to include product development (“Development Agreement”).  To date, DCT has only sold product under the OEM Agreement.  During July 2010, the Development Agreement was cancelled by DCT’s customer.  DCT will continue to sell product under the OEM Agreement.   Each party shall retain its rights in any intellectual property rights owned or licensed to it prior to commencement of development.  All intellectual property (“IP”) developed by DCT under the Development Agreement will be owned exclusively by DCT, except for specific parts and mechanism designs provided by the customer.

During the three months ended September 30, 2010, DCT recognized $36,000 of revenue originally deferred until product under the Development Agreement was sold.  Management does not believe the cancellation of the Development Agreement will have a material impact on DCT’s results of operations.

Litigation, Claims and Assessments

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT’s financial condition, results of operations or cash flows.

Note 11 – Fair Value

Under the provisions of ASC 820, Fair Value Measurements and Disclosures, the NCR Option (see Note 8) is adjusted to its fair value at the end of each reporting period. The Binomial option pricing model was used to estimate the fair value of the NCR Option with the following assumptions: 0.42% risk-free interest rate, expected volatility of 162%, expected dividend yield of 0%, and remaining life equal to the remaining contractual life of the option.  The change in fair value each period is reported as non-operating gain or loss. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the value of the Company’s common stock as quoted on the OTC Bulletin Board. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the value of the Company’s common stock as quoted on the OTC Bulletin Board.

The NCR Option fair value is measured using Level 3 inputs, unobservable inputs to the valuation methodology that are significant to the measurement of the fair value, as defined by ASC 820.

A reconciliation of the NCR Option fair value is as follows (in thousands):

Fair Value Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Issuance	$1,544
Unrealized loss included in earnings(1)	232
Balance at September 30, 2010	$1,776

(1)	Included as a component of non-operating income (expense), net.

Note 12 – Segment and Geographic Information

Segment Information

DCT operates in one segment: the design, development and delivery of various imaging technology solutions, most notably scanners.

Geographic Information

During the three and nine months ended September 30, 2010 and 2009, DCT recorded net sales throughout the U.S., Europe and other, and Asia as determined by the final destination of the product.  The following table summarizes total net sales attributable to significant countries (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
U.S.	$3,250	$2,754	$9,443	$7,301
Europe and other	177	183	644	643
Asia	112	38	182	48
	$3,539	$2,975	$10,269	$7,992

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Europe and Asia (in thousands):

	September 30, 2010	December 31, 2009
U.S.	$7,513	$3,574
Europe	311	128
Asia	84	110
	$7,908	$3,812

Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands.  Assets located in Asia relate to tooling equipment required to manufacture DCT’s product.

Note 13 – Subsequent Events

Amended LOC

As previously discussed in Note 9, DCT amended its LOC (“Amended LOC”) during November 2010.  The Amended LOC lowers the annual interest rate from prime plus 2.75% to prime plus 1.0% and extends the maturity date to November 15, 2011.  All other significant terms and conditions remain unchanged.

In connection with the Amended LOC, DCT paid the lender a loan origination fee of $5,000.

As of the date of this filing, DCT was in compliance with all Amended LOC debt covenants.

Consulting Agreement

On October 5, 2010, DCT entered into a consulting with UI Partners.  Pursuant to the terms of the agreement (“UI Agreement”), UI Partners will conduct a marketing management program for DCT.  In connection with the UI Agreement, DCT paid UI Partners a non-refundable $50,000 as compensation for services provided.  The marketing management program is for six months and may be cancelled with ample notice at any time.

Financial Advisory Agreement

On October 29, 2010, DCT entered into a nonexclusive financial advisory agreement (“GSS Agreement”) with Garden State Securities (“GSS”), a Financial Industry Regulatory Authority (“FINRA”) member firm.  Pursuant to the terms of the GSS Agreement, GSS shall provide financial advisory services to DCT for 12 months, unless earlier terminated in accordance with the terms of the GSS Agreement.  The services include, but are not be limited to, assisting DCT in developing, studying and evaluating a financing plan, strategic and financial alternatives, and merger and acquisition proposals; and also assisting in introductions, negotiations and discussions pertaining thereto.

The Company has agreed to pay GSS for its services in connection with the GSS Agreement 425,000 shares of its restricted common stock and $30,000 upon execution of the GSS Agreement.  Thereafter, commencing on the fourth month and continuing through the twelfth month of the GSS Agreement, the Company shall issue to GSS 47,223 restricted shares of its common stock per month and shall pay GSS $7,500 per month.

In the event that the GSS Agreement remains in effect for an initial 90-day period, then GSS shall be granted a right of first refusal for future financings for a period of twelve months thereafter.

The GSS Agreement may be terminated by either party prior to the initial 90 day period of the GSS Agreement by providing 20 days written notice to the other party.  In the event that GSS terminates the GSS Agreement prior to the initial 90-day period GSS has agreed to return a pro rata number of the initial 425,000 shares received pursuant to this GSS Agreement.

The shares issued to GSS were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Common Stock Repurchases

As part of the aforementioned DCT Stock Repurchase Plan (see Note 8), DCT repurchased 941,095 shares of common stock at a total cost of $664,000 from October 1, 2010 through November 11, 2010.

Appointment of Principal Officers

On November 3, 2010, DCT entered into an employment agreement (“Agreement”) with Craig H. Weber pursuant to which Mr. Weber became DCT’s President and Chief Operating Officer effective immediately. The initial term of the Agreement is two years, with additional one-year extensions. Mr. Weber will receive (i) a base salary of $250,000, and (ii) 1,400,000 options, exercisable at $0.67 per share. One-half of the options vest on November 3, 2011 and one-half of the options vest on November 3, 2012.  Mr. Weber will be entitled to an annual bonus at the discretion of DCT’s board of directors, as well as a bonus based on certain performance metrics to be mutually agreed upon by and between DCT and Mr. Weber.  DCT also agreed to reimburse Mr. Weber for certain relocation expenses specifically defined in the Agreement.

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

Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying unaudited, condensed, consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

•
Overview and Strategy. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding the results of operations and anticipating future trends in those operations.

•
Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

•
Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.  A brief description of certain aspects, transactions and events is provided.

•
Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows as of and for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

•
Contractual Obligations, Off-Balance-Sheet Arrangements, and Trends.  As of September 30, 2010, an overview of (i) contractual obligations and contingent liabilities and commitments, including an expected payment schedule, (ii) an explanation of off-balance-sheet arrangements, and (iii) known trends.

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

During August 2010, DCT and NCR Corporation (“NCR” or “Investor”) entered into three separate agreements and amended one existing agreement as follows: (i) Share Purchase Agreement; (ii) Investor Rights Agreement, (iii) Voting Agreement, and (iv) Amendment to Strategic Master Procurement Agreement.  Collectively, these four items are referred to hereafter as the “NCR Transaction.”

Pursuant to the NCR Transaction, NCR purchased 3,861,004 shares of DCT common stock, directly from DCT, for an aggregate purchase price of $4,000,000.  The equivalent per share price was $1.036, subject to anti-dilution adjustment.   In connection therewith, DCT also granted NCR a two-year option to purchase up to an additional $4,000,000 of Common Stock at an exercise price of $1.036 per share, subject to anti-dilution adjustment.

DCT management believes the NCR Transaction was both a strategic and financial milestone for DCT.  Funds received from the NCR Transaction will be used to invest in DCT’s future by partnering with NCR to develop transaction turnkey solutions in both the Remote Deposit Capture (“RDC”) and Healthcare markets.

During September 2010, we negotiated a new lease that (i) combined our corporate office and warehouse spaces, and (ii) increased square footage to expand domestic production capabilities.  By combining our corporate office and warehouse spaces, we will gain significant operational efficiencies.  We are expanding our domestic production capabilities to capitalize on certain market-specific opportunities, particularly with federal, state and local government agencies that require products to be manufactured in the U.S. under the Trade Agreements Act (“TAA”).

Critical Accounting Policies

Our MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, trade receivables and allowance for doubtful accounts, inventories, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

The following table summarizes certain aspects of our results of operations for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 (in thousands):

	Three Months Ended September 30,				Nine Months Ended June 30,
	2010	2009	$	%	2010	2009	$	%

Net sales	$3,539	$2,975	$564	19%	$10,269	$7,992	$2,277	28%
Cost of sales	2,138	1,847	291	16	6,263	4,908	1,355	28
As a percentage of sales	60%	62%			61%	61%

Selling, general and administrative expense	1,332	829	503	61	3,284	2,929	355	(12)
Research and development expense	263	295	(32)	(11)	807	728	79	11

Non-operating income (expense), net	(234)	(9)	NM	NM	(218)	(8)	NM	NM

NM = Not Meaningful

Net Sales

During the first quarter of 2009, we experienced the bottom of the severe slowdown of the U.S. economy and related slowdown of information technology (“IT”) capital spending that began in 2008. Sales rebounded during the remainder of 2009 and have continued strong during 2010.   As such, sales for both the three and the nine months ended September 30, 2010 were higher compared to the three and nine months ended September 30, 2009.   Specifically, the increase in sales is a result of increased number of scanners sold resulting from organic growth experienced by our existing, recurring customers; unit sales of scanners increased 27% and 35% for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.  Our average selling price remains fairly constant, but did fluctuate somewhat during both the three and nine months ended September 30, 2010 as a result of the mix of products sold and certain volume-related price discounts.

Our international sales continue to be a strategic component of our business.  International sales as a percentage of sales remain fairly consistent:   8% for both the three months ended September 30, 2010 and 2009; and 8% and 9% for the nine months ended September 30, 2010 and 2009, respectively.  The majority of our international sales are in Europe.  Because our products can be easily configured to support different languages, and we provide ongoing support for Romanized, Cyrillic and Sinographic character software, we are able to actively pursue sales opportunities in many different international markets.

Total sales to significant customers (customers who represent more than 10% of our net sales) decreased to 64% during the three months ended September 30, 2010 from 69% during the three months ended September 30, 2009; and decreased to 63% during the nine months ended September 30, 2010 from 65% during the nine months ended September 30, 2009.  See “Note 4:  Concentration of Credit Risk and Major Customers” in Part I, Item 1 of this Form 10-Q.   The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

From time to time, our key customers place large orders causing our quarterly net sales to fluctuate significantly. We expect this trend and resulting fluctuations to continue.  Although the number of scanners shipped during any quarter has fluctuated, our selling prices remained fairly stable; we expect both trends to continue for the foreseeable future.

Cost of Sales, Including Gross Profit

Cost of sales includes all direct costs related to the purchase of scanners and imaging modules manufactured in China, and to services related to the delivery of those items.  To a lesser extent, cost of sales also includes engineering services, software royalties and depreciation of manufacturing equipment.  For scanners where the final assembly and test is completed in the U.S., additional labor costs are included.  Although overall cost of sales as a percentage of sales remained steady for all periods presented, it is dependent on, and may vary with, the following factors:

•	Mix of products sold;

•	Changes to the negotiated prices of our finished product and key components;

•	Currency fluctuations between the Chinese Yuan and the U.S. Dollar;

•	Customer requirements for third-party software integrated into our products; and

•	Changes to the proportion of scanners assembled in the U.S. versus the proportion of scanners assembled in China.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation costs, facilities-related expenses and outside professional services such as legal and accounting.

The increase in selling, general and administrative expense during both the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 was primarily attributable to the following:

•
The commencement of a strategic consulting agreement with National Health Media (“NHM”) for purposes of assisting DCT establish contacts and generate sales of DCT’s products to companies specifically in the healthcare industry.  In connection therewith, DCT expensed a non-recurring fee of $400,000 for services provided by NHM during the three months ended September 30, 2010.

•
Increased stock-based compensation costs (a non-cash charge).  Stock-based compensation cost was $212,000 and $98,000 for the three months ended September 30, 2010 and September 30, 2009, respectively; and $568,000 and $350,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively.  See “Note 6 - Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q.

The above increases were partially offset by the following:

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

The decrease in research and development expenses during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily attributable to bringing research and development efforts in house.  During the three months ended September 30, 2009, we were using expensive outside consultants to enhance our product development.  However, we were able to terminate the consultants as we hired full-time engineers.   Additionally, during the three months ended September 30, 2009, we incurred significant mechanical engineering design expenses as new products were readied for production.  DCT incurred no such mechanical design-related expenses during the three months ended September 30, 2010.

The aforementioned decrease to research and development expenses was partially offset by the increased stock-based compensation costs (a non-cash charge).  Stock-based compensation cost was $32,000 and $14,000 for the three months ended September 30, 2010 and September 30, 2009, respectively.  See “Note 6 - Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q.

The increase in research and development expenses during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily attributable to by the increased stock-based compensation costs (a non-cash charge).  Stock-based compensation cost was $95,000 and $60,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively.  See “Note 6 - Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q.

We anticipate that research and development expense will continue to increase over the long term as a result of the growth of our existing products, new product opportunities and expansion into new markets and technologies. We remain committed to significant research and development efforts to extend our technology leadership in the imaging technology markets.

Non-Operating Income (Expense), Net

The most significant component of our non-operating income (expense) during the three and nine months ended September 30, 2010 was $232,000 non-cash expense related to the increased fair value of our stock option liability.  See “Note 11 – Fair Value” in Part I, Item 1 of this Form 10-Q. Generally, DCT will report a non-cash expense during any accounting period in which there is a reported increase in the value of the Company’s common stock as quoted on the OTC Bulletin Board.   Other, less impactful, components include interest expense on our line of credit and realized loss on foreign currency resulting from the currency fluctuation between the Euro and the US dollar.  Additionally, the nine months ended September 30, 2010 includes cash received as settlement for two lawsuits and other legal issues.

Non-operating income (expense) during both the three and nine months ended September 30, 2009 was immaterial to our results of operations.

Liquidity and Capital Resources

At September 30, 2010, principal sources of liquidity included cash and cash equivalents of $3,937,000 and an available borrowing capacity of $1,786,000 on our bank line of credit.

The following table summarizes certain aspects of DCT’s liquidity (in thousands):

	As of or for the Nine Months Ended September 30,
	2010	2009
Cash and cash equivalents	$3,937	$257
Line of credit payable	-	(785)
Working capital	6,440	2,120
Cash provided (used) by operating activities	525	(812)
Cash used by investing activities	(52)	(58)
Cash provided by financing activities	3,136	722

Operating activities:  During the nine months ended September 30, 2010, our operating activities provided $525,000 of cash.  This was a result of our $305,000 net loss, $1,092,000 of net non-cash expenses, and $262,000 net cash used by changes in operating assets and liabilities.  During the nine months ended September 30, 2009, our operating activities used $812,000 of cash.  This was a result of our $505,000 net loss, $543,000 of net non-cash expenses, and $850,000 net cash used by changes in operating assets and liabilities.

Non-cash items included in net loss are depreciation expense, stock-based compensation cost of options, fair value of warrants issued for services rendered, change in fair value of stock option liability, and amortization of debt discount.  The largest change in operating assets and liabilities during the nine months ended September 30, 2010 was the $765,000 increased accounts receivable resulting from a significant cash collections effort during December 2009.  This effort resulted in the early collection of approximately $487,000 of receivables prior December 31, 2009.  Had we not undertaken this early collection effort, the increase in accounts receivable would have been a $278,000 use of cash, which is more in line with our sales. The remaining changes in operating assets and liabilities during both the nine months ended September 30, 2010 and 2009 were indicative of normal operational fluctuations related to timing of product shipments, trade receivable collections, inventory management, and timing of vendor payments.

Investing activities:  Investing activities for both the nine months ended September 30, 2010 and 2009 included capital purchases to support normal business operations.

Financing activities:  During the nine months ended September 30, 2010, financing activities consisted of (i) $4,000,000 proceeds from the sale of our common stock, less $27,000 of related stock issuance costs, (ii) $225,000 payoff of our line of credit, (iii) $604,000 cash paid for the repurchase of our common stock, and (iv) $8,000 deferred financing costs.  During the nine months ended September 30, 2009, financing activities consisted of (i) $817,000 draw against our bank line of credit to meet short-term obligations incurred during the normal course of business, and (ii) $75,000 cash payment upon the maturity of our preferred stock

Cash and Working Capital Requirements

With the $4,000,000 NCR Investment during the three months ended September 30, 2010, DCT’s financial position and strength significantly improved.  Historically, DCT has actively controlled operating expenses to align with current and projected net sales.  As such, DCT anticipates using the NCR Investment to enhance DCT’s future product offering by developing our core assets and intellectual property and expand into new market segments. We believe the anticipated expansion into these new, but related, market segments will complement DCT’s existing business.

We will continue to focus on managing our existing expense infrastructure, which will allow the most productive use of the NCR Investment.

Management believes that current cash and other sources of liquidity are sufficient to fund normal operations through the next 12 months.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One – Three	Four – Five	More than Five
	Total	One Year	Years	Years	Years
Operating lease obligations	$1,109	$109	$437	$540	$23
Total contractual cash obligations	$1,109	$109	$437	$540	$23

Off-Balance Sheet Arrangements

At September 30, 2010, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

To the best of our knowledge, except for the commitments described in “Note 10 - Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, there are no other known trends or demands, commitments, events or uncertainties that existed at September 30, 2010, which are likely to have a material effect on our future liquidity.

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

Changes in Internal Controls over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 5, 2010 (“Purchase Date”), DCT and NCR Corporation (“NCR”) entered into a Share Purchase Agreement (“Purchase Agreement”), pursuant to which NCR purchased, directly from DCT, 3,861,004 shares (“NCR Shares”) of the Company’s common stock for an aggregate purchase price of $4,000,000.  Additionally, DCT granted NCR a two-year option (“NCR Option”) to purchase up to an additional $4,000,000 of Common Stock at an exercise price of $1.036 per share.  Neither the NCR Shares nor the NCR Option have been registered with the Securities and Exchange Commission.  However, NCR received demand registration rights, subject to certain limitations, and unlimited piggy-back registration rights with respect to the NCR Shares and any shares of Common Stock issued upon exercise of the NCR Option.  The registration rights terminate when all of the NCR Shares and any shares of Common Stock issued upon exercise of the NCR Option may be sold pursuant to Rule 144 without restriction or limitation, or, if earlier, on the fifth anniversary of the Purchase Date.  The NCR Shares and NCR Options were issued to NCR pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The net proceeds will be used to support the Company’s operations and the marketing and promotion of its products, for product tooling and engineering, research and development and strategic investments and transactions, and to otherwise fund working capital for the Company’s operations.

Issuer Purchases of Equity Securities

During September 2010, DCT’s board of directors authorized DCT to repurchase (“DCT Stock Repurchase Plan”) and retire $2,500,000 of its common stock in open market transactions or in privately negotiated transactions pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

The authorization does not have an expiration date, does not require DCT to purchase a specific number of shares and may be modified, suspended or terminated at any time.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	-		-	-
August 1 – August 31	-		-	-
September 1 – September 30	736,785	$0.82	736,785	$1,896,000
Total	736,785	$0.82	736,785	$1,896,000

Item 3 - Defaults Upon Senior Securities

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Lease Agreement by and between the Company and Washcop Limited Partners dated September 7, 2010	Filed herewith
10.2	Form of Loan and Security Agreement, most recently amended November 2, 1010, by and between the Company and Bridge Bank, National Association	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Document Capture Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Capture Technologies, Inc.

Date: November 15, 2010	/s/ David P. Clark
David P. Clark, Chief Executive Officer

Date: November 15, 2010	/s/ M. Carolyn Ellis
M. Carolyn Ellis Chief Financial Officer