Form 10-K
period 2010-12-31
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2011-03-16
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number: 000-25839

DOCUMENT CAPTURE TECHNOLOGIES, INC.
(Name of small business issuer in its charter)
Delaware	80-0133251
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification Number)
4255 Burton Drive
Santa Clara, California 95054
 (Address of principal executive offices, Zip code)

408-436-9888
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
Yes ☐      No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐       Accelerated filer   ☐        Non-accelerated filer    ☐       Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     ☐      No   ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (10,032,756 shares) was approximately $4,213,758, based on the average closing bid and ask price of $0.42 for such common equity on June 30, 2010.

As of March 8, 2011, there were outstanding 20,479,276 shares of the issuer’s Common Stock, par value $0.001.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Syscan, Inc., our wholly-owned subsidiary, was incorporated in California in 1995 to develop and manufacture a new generation of contact image sensors (“CIS”) that are complementary metal-oxide-silicon (“CMOS”) imaging sensor devices. During the late 1990s, we established many technical milestones and were granted numerous patents for our linear imaging technology. Our patented CIS and mobile imaging scanner technology provides high quality images at extremely low power consumption levels, allowing us to deliver compact scanners in a form ideally suited for laptop or desktop computer users who need a small lightweight device to scan.

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

In the past ten years we have grown to be one of the largest manufacturers of page-fed scanning devices worldwide, and we sell to several major brand companies including NCR, BURROUGHS, BRIDGEPORT TECHNOLOGIES, VISIONEER, BROTHER INTERNATIONAL, NEWELL RUBBERMAID/DYMO-CARDSCAN, and AMBIR TECHNOLOGY.  Our vertically integrated design and manufacturing business model allows our customers to introduce new products to the market quickly and efficiently.

Current Market Opportunities, Strategies and Products

Strategic Investment

In August 2010, NCR invested $4,000,000 in DCT by purchasing 3,861,004 shares of our common stock for an aggregate purchase price of $4,000,000 (“NCR Investment”).  The equivalent per share price was $1.036, subject to anti-dilution adjustment.  As part of this investment, NCR was granted a two-year option to purchase up to an additional $4,000,000 of our common stock at an exercise price of $1.036 per share, subject to anti-dilution adjustment.

We view the NCR Investment as both a strategic and financial milestone for the Company.  Management plans to aggressively capitalize on the NCR Investment and NCR relationship by leveraging NCR’s strong presence in the financial and healthcare markets, as well as expanding into new markets such as hospitality and travel.

Products

Globally, the paper-to-digital revolution has grown exponentially.  Information management, including how that information is retrieved, stored, shared and disseminated, has become increasingly important, and in many instances critical, for all Enterprises.  Our document/image-capture products help transform business-critical information from paper into a manageable digital format.

Our solutions can speed the processing of thousands of forms, documents and transactions annually, converting their content into information that is easily integrated into a database, document, or other management system. We believe that our document/image-capture products enable organizations to reduce operating costs, obtain higher information accuracy rates and markedly increase processing times.  As a result, we believe there are significant and sustainable growth opportunities for our solutions to help simplify the way Enterprises manage information.

Currently, all of our revenue is generated from sales of our document/image-capture products.  Net revenue for the previous three years was (in thousands):

Year Ended	Net Revenue
December 31, 2010	$14,849
December 31, 2009	11,529
December 31, 2008	11,643

We offer several different image scanning product groups to meet the diverse needs of our customers.  Although all of our solutions are based on patented and proprietary technologies, our product groups are characterized from one another by distinct features and configurations.  Our most popular product groups include the DocketPORT® and TravelScan® line of products.

DocketPORT®

Our DocketPORT product group is our fourth generation of compact document/image-capture devices.  Specific features of this product group include:

•	High-speed Universal Serial Bus (“USB”) powered;
•	True duplex scanning capability;
•	600 dots per inch (“DPI”) optical resolution;
•	Minimal power consumption;
•	Extremely lightweight;
•	Compliant with Restriction of Hazardous Substance (“RoHS”);
•	Internal 48-bit analog-to-digital conversion for three-color channels (red, green and blue);
•	No power adapter required; and
•	Scans any size document from business cards to legal size documents.

TravelScan®

Our lightweight and convenient TravelScan products are entry-level document management products directly powered by a fixed USB cable. Our small footprint TravelScan products can be carried alongside laptops because they use minimal workspace.  They enable users to fax, email and organize all business documents with the "touch of a button." Specific features include:

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

Competition

We had several direct competitors to our document/image-capture products in major worldwide markets (North America, Europe and Asia) during the year ended December 31, 2010.  To maintain our competitive advantage, we maintain a high level of investment in research and development, and focus on factory efficiency.  This allows us to provide superior time-to-market product cycles with the goal of manufacturing and delivering products to customers virtually defect free.

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

Manufacturing and Raw Material Supply

Manufacturing.  Historically, we have purchased the majority of our finished scanner imaging products from Shenzhen Syscan Technology (“SST”), a wholly-owned subsidiary of Syscan Technology Holdings Limited (“STH”).  At December 31, 2010, STH held approximately 15% of DCT’s outstanding common stock.  See Part III, “Item 13:  Certain Relationships and Related Transactions, and Director Independence.”

We purposely limit the manufacturing of our product to SST, as this gives us better control over both the quality and cost of our product.  We have established a pricing agreement with SST, which is negotiated periodically.  From the early stages of product design and development, DCT engineers worked closely with SST’s production team to ensure optimal and cost-effective manufacturing. The strategy of using only one subcontract manufacturer could be disadvantageous if SST becomes unable or unwilling to provide products to us in a timely manner.  If this happens, we estimate it would take us approximately six to twelve months to establish a new subcontract manufacturer.  To mitigate this exposure, we provide to SST most of the critical components and tooling required to manufacture our proprietary products.

At the end of January 2010, SST announced a relocation of its primary manufacturing facility, currently located in Shenzhen China, to Wuhan, Hubei China. The purpose of the relocation is to reduce direct and overhead costs.  As of the date of this filing and based on information provided to it by SST, DCT anticipates the new manufacturing facility to be fully functional by April 2011 and that the relocation will have minimal impact to the manufacturing process and DCT’s operations.

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

Customers

A small number of our customers have historically accounted for a substantial portion of our net sales. Total sales to significant customers (customers who represent more than 10% of our net sales) were 62% and 64% during the years ended December 31, 2010 and 2009, respectively.   See Note 1 included in Part II, “Item 8: Financial Statements.”  Our largest customer rankings and their respective contributions to our net sales have varied and will likely continue to vary from period to period.   However, we expect that our largest customers will continue to account for a substantial portion of our net sales in the foreseeable future.

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

Compliance with Environmental, Health and Safety Regulations

DCT and its product manufacturer have established an ongoing product surveillance program in coordination with standards set by Underwriters Laboratories, Canadian Standards Association, CB Safety Standards, Federal Communication Commission (FCC class B), Community European (CE mark) and VCCI compliance (Japan). Additionally, all DCT products offered are RoHS compliant as required by the European Union (“EU”).

Research and Development

We have historically devoted a significant portion of our financial resources to research and development programs for both our current products and our future products, and we expect to continue to allocate significant resources to these efforts. Until November 2007, the majority of our research and development efforts were focused on high definition (“HD”) display technologies.  During November 2007, we terminated the HD display research and development efforts, and have not incurred any HD-related research and development expenses since the year ended December 31, 2007.  Instead, we have focused our research and development efforts and financial resources on our core revenue generating document/image-capture products.

Our research and development expenses were $1,088,000 and $1,013,000 for the years ended December 31, 2010 and 2009, respectively.  To date, all research and development costs have been expensed as incurred.

Our future success will depend, in part, on our ability to anticipate changes, enhance our current products, and develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. We intend to further develop our technology and innovative products to meet customer demands.

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

Employees

As of December 31, 2010, we employed 25 employees on a full-time basis, 20 employees were located in the United States, 3 were located in China and 2 were located in Europe.  Of the total, 7 were in product research and development and 18 were in sales, operations and administration. None of our employees are represented by unions or collective bargaining agreements. We have experienced no work stoppages and believe that our employee relations are good.

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

We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please contact our Corporate Secretary at 4255 Burton Drive, Santa Clara, California 95054 or call 408-436-9888.

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

Total sales to significant customers (customers who represent more than 10% of our net sales) were 62% and 64% during the years ended December 31, 2010 and 2009, respectively.   See Note 1 included in Part II, “Item 8: Financial Statements.”  We expect that our largest customers will continue to account for a substantial portion of our net sales for the foreseeable future.  None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period.  We cannot provide assurance that any of our customers will continue to purchase our products at past or current levels.

The Company has experienced a history of recurring operating losses and may continue to incur losses for the foreseeable future.

Our operating loss was $367,000 and $300,000 for the years December 31, 2010 and 2009, respectively.  Our accumulated deficit as of December 31, 2010 was $32,843,000.  We cannot provide assurance that we can achieve operating profitability in the future.

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

At the end of January 2010, our manufacturer announced a relocation of its primary manufacturing facility, currently located in Shenzhen China, to Wuhan, Hubei China. The purpose of the relocation is to reduce direct and overhead costs.

Based on information provided by our manufacturer as of the date of this filing, we anticipate the new manufacturing facility to be fully functional by April 2011 with minimal impact to the manufacturing process.  However, we cannot provide assurance that production will not be negatively impacted. In the event of a delay in the relocation of the manufacturing facility, our business operations could be materially adversely affected.

We depend on a limited number of suppliers to provide the components and raw materials necessary to manufacture our products; any interruption in the availability of these components and raw materials used in our product could reduce our revenues or increase our costs.

Although many alternative suppliers exist, we rely on a single or limited number of suppliers for many of the significant components and raw materials required to manufacture our document/image-capture products.  This reliance leads to a number of significant risks, including:

•	Unavailability or reduced availability of materials and interruptions in delivery of components and raw materials from our suppliers;
•	Manufacturing delays caused by such unavailability or interruptions in delivery; and
•	Fluctuations in the quality and the price of components and raw materials.

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

Because we rely on a limited number of suppliers, any cost increases or other changes that impact our suppliers, could be imposed on us and may require us to incur additional costs in order to obtain an adequate supply of those components and raw materials.

We face growing competition and expect competition to increase in the future.

We face an increasingly competitive market with larger competitors and rapidly evolving technologies. We anticipate pricing pressure from domestic and international markets requiring ongoing management attention.  Any material decrease in our revenues as a result of any such pricing pressures, without a corresponding reduction in our cost of goods sold, would have a material adverse effect on our gross profit.

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

Our results of operations could be impacted by macroeconomic, including currency exchange rates, and other factors, harming our results of operations.

Such factors include fluctuations in foreign currency exchange rates, specifically the fluctuation between the Chinese Yuan and the U.S. Dollar, and fluctuations in interest rates.

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

OTCBB securities are frequent targets of fraud or market manipulation not only because of their generally low price, but also because the OTCBB reporting requirements for these securities are less stringent than for listed or Nasdaq traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces.  Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume, and the equally sudden collapse of the market price for shares of our common stock.

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

We are authorized to issue 50,000,000 shares of our common stock.  As of March 8, 2011, there were 20,479,276 shares of common stock issued and outstanding.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants.  As of March 8, 2011, we had the following common shares reserved for future issuance:

Stock options – employees, directors and contractors	15,244,498
NCR Option	3,861,004
Warrants outstanding	798,027
Total	19,903,529

The numbers above do not include 71,667 shares that are available for future grant under our employee stock option plans.   To the extent that options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

ITEM 2.  PROPERTIES

The following table lists details of our properties at December 31, 2010:

Location	Lease expiration	Total Square Footage	Primary Usage
Santa Clara, CA	October 2015	32,000	Corporate headquarters, product development, inventory management and distribution
Arnhem, Netherlands	Month to month	Less than 500	Field service and sales office
Apeldoorn, Netherlands	Month to month	Varies(1)	Inventory management and distribution
New York, NY	April 2012	Less than 500	Investor relations

 (1)We contract with a third party to provide logistics services including: transportation, storage, and distribution.  The square footage varies in proportion to the amount of inventory on hand.

We believe our properties are adequate for our current needs and will be sufficient to serve the needs of our operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which is currently required to be disclosed under this Item 3.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the OTC Bulletin Board (“OTCBB”).  The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated:

	High	Low
Fiscal 2010:
1st Quarter	$0.35	$0.10
2nd Quarter	0.43	0.15
3rd Quarter	0.95	0.21
4th Quarter	0.77	0.40

Fiscal 2009:
1st Quarter	$0.60	$0.30
2nd Quarter	0.68	0.30
3rd Quarter	0.64	0.33
4th Quarter	0.45	0.14

Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Record Holders

As of March 8, 2011, there were approximately 365 registered holders of record as indicated on the records of DCT’s transfer agent.  In addition, there are a significant number of holders of DCT common stock that are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

Common Stock.  The Company has not declared or paid dividends on its common stock to date and intends to retain any earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

The following table sets forth certain information concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans as of December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,128,333	$0.44	71,667
Equity compensation plans not approved by security holders	8,116,165	0.26	–
Total	15,244,498	$0.34	71,667

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

In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2002 Plan provides that each outstanding option will fully vest and become exercisable.  The maximum number of options that can be granted under the 2002 Plan is 3,200,000.   As of December 31, 2010, there were no options available for future grant under the 2002 Plan.

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

The 2006 Plan provides that vested options may generally be exercised for three months after termination of employment and for 12 months after termination of employment as a result of death or disability.  If the Company liquidates, optionees will be notified at least 30 days prior to the proposed dissolution or liquidation to give optionees time to exercise any vested options.  To the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action.  However, the plan administrator may, under its sole discretion, permit exercise of any options prior to their termination, even if such options were not otherwise exercisable. In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2006 Plan provides that each outstanding option will fully vest and become exercisable.  At the Company’s annual meeting on October 3, 2008, the Company’s shareholders agreed to increase the maximum number of options that can be granted under the 2006 Plan from 1,500,000 to 2,500,000.   As of December 31, 2010, there were 51,000 options available for future grant under the 2006 Plan.

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

The 2009 Plan provides that vested options may generally be exercised for three months after termination of employment and for 12 months after termination of employment as a result of death or disability.  If the Company liquidates, optionees will be notified at least 30 days prior to the proposed dissolution or liquidation to give optionees time to exercise any vested options.  To the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action.  However, the plan administrator may, under its sole discretion, permit exercise of any options prior to their termination, even if such options were not otherwise exercisable. In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2009 Plan provides that each outstanding option will fully vest and become exercisable.  The maximum number of options that can be granted under the 2009 Plan is 1,500,000.   As of December 31, 2010, there were 20,667 options available for future grant under the 2009 Plan.

2010 Stock Option Plan

On April 29, 2010 the Company’s board of directors approved the adoption of the 2010 Stock Option Plan (“2010 Plan”).  The 2010 Plan has not been approved by DCT stockholders.  Currently the plan is administered by our Board of Directors.  The 2010 Plan generally provides for the grant of either qualified or nonqualified stock options to officers, employees, directors and consultants at not less than 85% of the fair market value of our common stock as of the grant date.

The 2010 Plan provides that vested options may generally be exercised for three months after termination of employment and for 12 months after termination of employment as a result of death or disability.  If the Company liquidates, optionees will be notified at least 30 days prior to the proposed dissolution or liquidation to give optionees time to exercise any vested options.  To the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action.  However, the plan administrator may, under its sole discretion, permit exercise of any options prior to their termination, even if such options were not otherwise exercisable. In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2010 Plan provides that each outstanding option will fully vest and become exercisable.  As of December 31, 2010, there were no options available for future grant under the 2010 Plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2010, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) except as disclosed in previous SEC filings.

Issuer Purchases of Equity Securities

During September 2010, DCT’s board of directors authorized DCT to repurchase (“DCT Stock Repurchase Plan”) and retire $2,500,000 of its common stock in open market transactions or in privately negotiated transactions pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  As of December 31, 2010, $303,000 remained available for repurchase under the existing repurchase authorization limit.

The authorization does not have an expiration date, does not require DCT to purchase a specific number of shares and may be modified, suspended or terminated at any time.

Common stock repurchases under DCT’s authorized plan in each month during the fourth quarter of 2010 were as follows:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 – October 31	528,600	$0.72	528,600
November 1 – November 30	973,495	0.71	973,495
December 1 – December 31	730,000	0.72	730,000
Total	2,232,095	$0.71	2,232,095

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

•
Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2010 (“Fiscal 2010”) compared to the year ended December 31, 2009 (“Fiscal 2009”).  A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•	Liquidity and Capital Resources. This section provides an analysis of our financial condition as of December 31, 2010 and our cash flows for Fiscal 2010 compared to Fiscal 2009.

•
Contractual Obligations, Off-Balance-Sheet Arrangements, and Trends.  As of December 31, 2010, an overview of (i) contractual obligations and contingent liabilities and commitments, including an expected payment schedule, (ii) an explanation of off-balance-sheet arrangements, and (iii) known trends.

Overview and Strategy

We are in the business of designing, developing and delivering imaging technology solutions. Our technology is protected under multiple patents.  We focus our research and development toward new deliverable and marketable technologies related to document digitization and utilization. We sell our products to customers throughout the world.

In August 2010, NCR invested $4,000,000 in DCT by purchasing 3,861,004 shares of our common stock for an aggregate purchase price of $4,000,000 (“NCR Investment”).  The equivalent per share price was $1.036, subject to anti-dilution adjustment.  As part of this investment, NCR was granted a two-year option to purchase up to an additional $4,000,000 of our common stock at an exercise price of $1.036 per share, subject to anti-dilution adjustment.

We view the NCR Investment as both a strategic and financial milestone for the Company.  Management plans to aggressively capitalize on the NCR Investment and NCR relationship by leveraging NCR’s strong presence in the financial and healthcare markets, as well as expanding into new markets such as hospitality and travel.

In September 2010, we negotiated a new lease that (i) combined our corporate office and warehouse spaces, and (ii) increased square footage to expand domestic production capabilities.  By combining our corporate office and warehouse spaces, we will gain significant operational efficiencies.  We are expanding our domestic production capabilities to capitalize on certain market-specific opportunities, particularly with federal, state and local government agencies that require products to be manufactured in the U.S. under the Trade Agreements Act (“TAA”).

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

Inventory and Warranty Reserves

We establish inventory reserves for estimated obsolescence, unmarketable, or slow-moving inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required.  We did not identify any obsolete, unmarketable, or slow-moving inventory during the years ended December 31, 2010 or 2009.

Currently, our manufacturer warrants products against defects in material and workmanship for a period of 18 months after the completion of manufacture. After such 18 month period, our manufacturer provides product repair services for us at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products.  As a result, DCT does not record a product warranty reserve.

Related-Party Transactions

We have significant related-party transactions and agreements, which we believe have been accounted for at fair value. We utilized our best estimate of the value of these transactions and agreements. Had alternative assumptions been used, the values obtained may have been different.

Purchases

Historically, we have purchased the majority of our finished scanner imaging products from Shenzhen Syscan Technology (“SST”), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH").  At December 31, 2010, STH held approximately 15% of DCT’s outstanding common stock.

Purchases from SST totaled $8,521,000 and $6,546,000 for the years ended December 31, 2010 and 2009, respectively.  All purchases from SST were carried out in the normal course of business.

Net Sales

During the year ended December 31, 2010 and 2009, we recorded net sales totaling $246,000 and $72,000, respectively, for finished scanners sold to SST.  The related cost of goods sold was $207,000 and $39,000 for the years ended December 31, 2010 and 2009, respectively.  All sales to SST contained similar terms and conditions as for other transactions of this nature entered into by us.

Agreement to License Office Space

On April 26, 2010, we entered into a two-year license agreement (“License”) with Beau Dietl & Associates (“BDA”) to license office space from BDA in New York City.  The purpose of the License is for us to have a physical presence in New York City.  In connection with the License, we paid BDA an upfront license fee of $50,000 as payment in full.  The $50,000 payment was capitalized and is being amortized, using the straight-line method, to selling, general and administrative expense over the term of the License.  In connection with the License, we recorded rent expense of $17,000 for the year ended December 31, 2010.

The License can be cancelled by either party with 90 days written notice.

Legal Services Agreement

On September 15, 2009, we entered into a legal services agreement (“Agreement”) with one of our directors - Jody R. Samuels.  Pursuant to the Agreement, Mr. Samuels will provide certain legal services to us which will consist of assisting the Company in (i) the preparation of its periodic and other filings with the Securities and Exchange Commission (“SEC”), including proxy statements, special and annual meetings of shareholders, (ii) the negotiation of financing and corporate development transactions, (iii) preparation and review of documentation related to financing arrangements and corporate development transactions, (iv) preparing registration statements, and responding to any SEC inquiries/comment letters, (v) documenting corporate governance policies and procedures, and (vi) any other legal matters reasonably within the legal expertise of Mr. Samuels.

Pursuant to the Agreement, Mr. Samuels is paid $4,000 per month for a total of $48,000 and $14,000 for the years ended December 31, 2010 and 2009, respectively.  The Agreement may be cancelled by either party with 30 days prior written notice.

New Consulting Agreement

On August 13, 2010, DCT’s board of directors approved a consulting agreement with National Health Media (“NHM”) for purposes of assisting us establish contacts and generate sales of our products to companies specifically in the healthcare industry.  At the time the agreement was executed, the owner of NHM held approximately one percent of DCT’s outstanding common stock, held 1,250,000 options to purchase DCT common stock, and was an existing consultant to DCT.  As compensation for the agreement, we agreed to pay NHM five percent of sales of our products in excess of $10,000,000 which are directly attributable to introductions made by NHM.  Additionally, we paid NHM $400,000 upon execution of the agreement.  No commissions were incurred or paid in connection with the NHM agreement through December 31, 2010.  The term of the NHM agreement is 48 months and is automatically renewed for one-year periods unless terminated by NHM with 30-days written notice or by us at any time.

Revised Consulting Agreements

In July 2008, DCT’s board of directors approved a business advisory and consulting agreement between the Company and each of Richard Dietl (“Dietl Contract”) and Daniel DelGiorno (“DelGiorno Contract”).

In August 2009, DCT’s board of directors approved an amendment to the Dietl Contract, whereby DCT made a one-time cash payment of $30,000 in exchange for the return of 275,000 non-qualified stock options which were originally granted under the Dietl Contract.

In April 2010, DCT’s board of directors approved an amendment to the Dietl Contract and the DelGiorno Contract.  In addition to the services contracted within the original agreements, Mr. Dietl and Mr. DelGiorno will provide investor relations services in exchange for options to purchase up to 1,500,000 shares of the Company’s common stock at a price of $0.30 per share.  On the grant date, the total fair value of such options was $435,000 using the Black-Scholes valuation model.  The options vest over a two year period with 50% of such options vesting at the end of the first and second years of the agreement; however, in the event of a change of control in the Company’s securities or assets pursuant to introductions specifically made by Mr. Dietl and Mr. DelGiorno to the Company, all of the options shall immediately vest 100% in conjunction with such event.  A change of control shall be defined as a change of ownership of 50% or more of the Company’s securities, or voting control thereof, or a transfer of more than 50% of the Company’s tangible and/or intangible assets.

Reimbursed Expenses

During the years ended December 31, 2010 and 2009, we reimbursed expenses incurred by related-party consultants totaling approximately $4,400 and $1,000, respectively.

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment annually or more frequently if we believe indicators of impairment exist. Significant management judgment is required during the evaluation, which includes forecasts of future operating results. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.  We had no such asset impairments during Fiscal 2010 or Fiscal 2009.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual income taxes may be materially different from our estimates.  As a result of our analysis, we concluded that a full valuation allowance against our net deferred tax assets is appropriate at December 31, 2010 and 2009.

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

Stock-Based Compensation Expense

DCT has incentive plans that permit us to grant incentive stock options and non-qualified stock options to employees, directors and consultants.  All stock options are valued using a Black-Scholes option pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility for our common stock as the expected volatility assumption required in the Black-Scholes model, which could be significantly different than actual volatility.  The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees, directors or consultants.

Fair Value of Financial Instruments

We account for certain liabilities pursuant to the Fair Value Topic of the Codification, which defines three levels of inputs that may be used to measure fair value:

Level 1. Quoted prices in active markets for identical assets or liabilities.  DCT had no Level 1 assets or liabilities during Fiscal 2010 or Fiscal 2009.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.  DCT had no Level 2 assets or liabilities during Fiscal 2010 or Fiscal 2009.

Level 3.  Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.  The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.  DCT had no Level 3 assets.  DCT’s Level 3 liabilities include (i) warrant liabilities, (ii) stock option liabilities, and (iii) derivative contracts liabilities.  DCT estimates the fair value of Level 3 liabilities using either the Binomial option pricing model or the Black-Scholes valuation model, depending on the attributes of the liability being measured.

Results of Operations

The following table summarizes our results of operations for Fiscal 2010 compared to Fiscal 2009 (in thousands):

	Fiscal 2010	Fiscal 2009	$ Change	% Change

Net sales	$14,849	$11,529	$3,320	28.8%

Cost of sales	9,030	6,936	2,094	30.2
As a percentage of sales	60.8%	60.2%

Selling, general and administrative expense	5,098	3,880	1,218	31.4
Research and development expense	1,088	1,013	75	7.4

Total non-operating income (expense)	748	(35)	783	NM
Provision (benefit) for income taxes	102	(74)	176	NM
Accretion of preferred stock redemption value	-	(30)	30	NM

Net income (loss) available to common stockholders	279	(291)	570	NM

NM = Not Meaningful

Net Sales

Net sales for Fiscal 2010 were higher compared to Fiscal 2009 due to a 33% increase in the number of scanners sold.  The number of scanners sold increased as a result of organic growth experienced by our existing, recurring customers as well as the introduction of next-generation products by our customers.  Our average selling price remained fairly constant, but did fluctuate somewhat as a result of the mix of products sold and certain volume-related price discounts.

While international sales are strategically important to the growth of our business, they represent less than 10% of our total sales during both Fiscal 2010 and Fiscal 2009.  We have expanded our sales and support staff in Europe for the purpose of further developing our global presence and product recognition internationally.  The majority of our international sales are in Europe.  Because our products can be easily configured to support different languages, and we provide ongoing support for Romanized, Cyrillic and Sinographic character software, we are able to actively pursue sales opportunities in many different international markets.

Although we continually concentrate on expanding our customer base, our revenue remains dependent on a small number of significant customers.  Total sales to significant customers (customers who represent more than 10% of our net sales) were 62% and 64% during Fiscal 2010 and Fiscal 2009, respectively.   See Note 1 included in Part II, “Item 8: Financial Statements.”  The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

From time to time, our key customers place large orders causing our quarterly net sales to fluctuate significantly. We expect this trend and resulting fluctuations to continue.

Cost of Sales, Including Gross Profit

Cost of sales includes all direct costs related to the purchase of scanners and imaging modules manufactured in China, and to services related to the delivery of those items.  To a lesser extent, cost of sales also includes engineering services, software royalties and depreciation of manufacturing equipment.  For scanners where the final assembly and test is completed in the U.S., additional labor costs are included.  Although overall cost of sales as a percentage of sales remained steady, it is dependent on, and may vary with, the following factors:

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

The increase in selling, general and administrative expense during Fiscal 2010 compared to Fiscal 2009 was primarily attributable to the following non-recurring expenses incurred during the last two quarters of Fiscal 2010:

•
The commencement of a strategic consulting agreement with National Health Media (“NHM”) for purposes of assisting DCT establish contacts and generate sales of DCT’s products to companies specifically in the healthcare industry.  In connection therewith, DCT expensed a non-recurring fee of $400,000 for services provided by NHM during Fiscal 2010.

•	Severance expense totaling $246,000 related to a DCT executive who resigned in November 2010.
•	Relocation expense totaling $255,000 related to hiring a new DCT executive in November 2010.

Additionally, selling, general and administrative expenses increased as a result of issuing a significant number of new stock options during Fiscal 2010 with shorter-than-customary vesting terms.  Stock-based compensation costs (a non-cash charge) totaled $813,000 during Fiscal 2010 compared to $450,000 during Fiscal 2009.

The above increases were partially offset by decreased accounting fees associated with retaining the same independent accounting firm from year to year and decreased legal fees.

As the majority of the increase in selling, general and administrative expense in Fiscal 2010 compared to Fiscal 2009 relates to non-recurring expenses, we expect selling, general and administrative expenses to decrease from Fiscal 2010 levels.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production.

Towards the end of Fiscal 2009, we concentrated on bringing our research and development efforts in house by hiring full-time engineers while terminating consultants.  This significantly increased our product development abilities, while minimizing the increase to research and development expenses during Fiscal 2010 compared to Fiscal 2009.

Additionally, research and development expenses increased due to increased stock-based compensation costs (a non-cash charge), which totaled $127,000 during Fiscal 2010 compared to $75,000 during Fiscal 2009.

We anticipate that research and development expense will continue to increase over the long term as a result of the growth of our existing products, new product opportunities and expansion into new markets and technologies. We remain committed to significant research and development efforts to extend our technology leadership in the imaging technology markets.

Total Non-Operating Income (Expense)

The most significant component of our non-operating income (expense) during Fiscal 2010 was $733,000 non-cash gain related to the decreased fair value of our stock option liability.  See “Note 8 – Fair Value” in Part II, Item 8 of this Form 10-K.  Generally, DCT will report a non-cash gain during any accounting period in which there is a reported decrease in the value of the Company’s common stock as quoted on the OTC Bulletin Board.   Other, less impactful, components include interest expense on our line of credit, realized loss on foreign currency resulting from the currency fluctuation between the Euro and the US dollar, and a gain realized from the settlement of two lawsuits and other legal issues.

Our total non-operating income (expense) during Fiscal 2009 was immaterial to our results of operations.

Provision (Benefit) for Income Taxes

DCT generated taxable income during Fiscal 2010.  Although DCT has state and federal net operating loss carryforwards (“NOLs”), to offset any current year taxable income, the current federal tax expense of $11,000 represents alternative minimum tax as NOLs can only offset 90% of current year taxable income.  Additionally, the State of California legislated the suspension of NOLs for companies with taxable income in excess of $300,000 during 2010.  As such, DCT’s taxable income generated during Fiscal 2010 is fully taxable at the current California statutory tax rate and resulted in state taxes of $91,000.

During Fiscal 2009, we recorded a benefit for income taxes resulting from the reversal of conservatively estimated income taxes for Fiscal 2008.

Accretion of Preferred Stock Redemption Value

During Fiscal 2010, we had no preferred stock outstanding.  During Fiscal 2009, our series B convertible redeemable preferred stock (“Series B Stock”) matured on August 7, 2009 (“Maturity Date”).  The $30,000 accretion reported in Fiscal 2009 represents the difference between the accreted value of the Series B Stock at the beginning of Fiscal 2009 and the Maturity Date.

Liquidity and Capital Resources

At December 31, 2010, our principal sources of liquidity included cash and cash equivalents of $2,322,000 and an available borrowing capacity of $1,706,000 on our bank line of credit.

The following table summarizes DCT’s cash and cash equivalents, working capital and cash flows as of and for the years ended December 31, 2010 and 2009 (in thousands):
	As of or for the year ended December 31,
	2010	2009
Cash and cash equivalents	$2,322	$328
Working capital	4,809	2,413
Cash provided (used) by operating activities	530	(116)
Cash (used) by investing activities	(72)	(91)
Cash provided by financing activities	1,536	130

Operating Activities

Cash provided by operations during Fiscal 2010 was primarily a result of our $279,000 net income, $429,000 of net non-cash expenses, and $178,000 net cash used by changes in operating assets and liabilities. Cash used by operations during Fiscal 2009 was primarily a result of our $261,000 net loss, $703,000 of net non-cash expenses and $558,000 net cash used by changes in operating assets and liabilities.

Net non-cash expenses include: depreciation expense, stock-based compensation cost for options, fair value of warrants issued for services rendered, non-cash interest expense, and change in fair value of stock option liability.  The largest change in operating assets and liabilities during Fiscal 2010 was the increased accounts receivable resulting from (i) significantly increased sales during the fourth quarter of Fiscal 2010 compared to the same period in 2009, and (i) a cash collections effort which resulted in the early collection of $487,000 during December 2009.  Had we not undertaken this early collection effort, the increase in accounts receivable would have been a $555,000 use of cash, which is more in line with our sales. The remaining changes in operating assets and liabilities during both Fiscal 2010 and Fiscal 2009 were indicative of normal operational fluctuations related to timing of product shipments, trade receivable collections, inventory management, and timing of vendor payments.

The most significant change in our operating assets and liabilities in Fiscal 2009 was attributable to the buildup of inventory, which negatively impacted our cash flows from operations, in anticipation of future sales growth.

We had no significant unusual cash outlays related to operating activities during Fiscal 2010 or Fiscal 2009.  We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing Activities

During both Fiscal 2010 and Fiscal 2009, our investing activities were from the purchase of capital equipment, the majority of which was for tooling equipment to support manufacturing, and normal business operations.

Financing Activities

During Fiscal 2010, financing activities consisted of (i) $4,000,000 proceeds from the sale of our common stock, less $29,000 of related stock issuance costs, (ii) $2,197,000 cash paid for the repurchase of our common stock, (iii) $225,000 payoff of our line of credit, and (iv) $13,000 loan origination fees.

During Fiscal 2009, financing activities consisted of (i) $225,000 draw against our bank line of credit to meet short-term obligations incurred during the normal course of business, (ii) $75,000 cash payment upon the maturity of our preferred stock, and (iii) $20,000 loan origination fees.

Cash and Working Capital Requirements

With the $4,000,000 NCR Investment during Fiscal 2010, our financial position and strength significantly improved.  As such, we anticipate using the NCR Investment to enhance our future product offering by developing our core assets and intellectual property and expand into new market segments. We believe the anticipated expansion into these new, but related, market segments will complement our existing business.

We will continue to focus on managing our existing expense infrastructure, which will allow the most productive use of the NCR Investment.

Management believes that current cash and other sources of liquidity are sufficient to fund normal operations through the next 12 months.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One – Three	Four – Five
	Total	One Year	Years	Years

Bank line of credit(1)	$-	$-	$-	$-
Operating lease obligations	1,129	176	719	234
Total contractual cash obligations	$1,129	$176	$719	$234

(1)As of December 31, 2010, we had a $2,000,000 line of credit (“LOC”).  Borrowings under the LOC are limited to 80% of eligible accounts receivable (as defined in the LOC agreement).  The LOC bears an annual interest rate of prime plus 1.00%.  Interest payments are due monthly and all unpaid interest and principal is due in full on November 15, 2011.  Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default.  Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of December 31, 2010, we were in compliance with all LOC debt covenants and had unused borrowing capacity of $1,706,000.

Off-Balance Sheet Arrangements

At December 31, 2010, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

As of December 31, 2010, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties existed, which are likely to have a material effect on our liquidity, except as described in “Note 11: Commitments and Contingencies” in Part II, Item 8 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS

The information required by this Item is set forth beginning on page F-1 of this Annual Report on Form 10-K and is incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements of financial information. As a result thereof, effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Additionally, the evaluation that our management conducted over the effectiveness of our internal control over financial reporting was made as of a specific date, therefore continued effectiveness in future periods is subject to the risks that our internal controls may become inadequate as a result of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with our Board of Directors.

Management's report was not subject to attestation by our registered public accounting firm pursuant to rules established  by the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, ages, years elected and principal offices and positions of our current directors and executive officers as of March 8, 2011.

Name	Year First Elected As Officer or Director	Age	Office
Edward M. Straw	2008	72	Chairman
David P. Clark	2004	42	Chief Executive Officer and Director
Craig H. Weber	2010	51	President, Chief Operating Officer and Secretary
M. Carolyn Ellis	2007	46	Chief Financial Officer
Roseann Larson	2010	52	Director
Darwin Hu	2004	58	Director
Jody Samuels	2009	42	Director

None of the members of the Board of Directors or executive officers of the Company are related.  Each year the stockholders elect the members of our Board of Directors.  We do not have a standing nominating committee.  Our entire board of directors currently serves as the nominating committee.  There were no changes in procedures for nominating DCT directors during the year ended December 31, 2010.

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

From 2000 to 2005, Mr. Straw served as President of Global Operations of the Estée Lauder Companies Inc., where he led the manufacturing, research and development, information systems, package engineering, quality assurance and global supply chain areas, which support all 20 brands of the Estée Lauder Companies around the world. From 1998 to 2000, Mr. Straw was Senior Vice President, Global Manufacturing and Supply Chain Management at Compaq Computer Corporation, then the world’s largest computer company. At Compaq, Mr. Straw was responsible for integrating and managing its global supply chain across the entire organization and among suppliers, partners and customers.  From 1997 to 1998, Mr. Straw was President of Ryder Integrated Logistics, Inc., the leading provider of supply chain services in North America.

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

DAVID CLARK has been our Chief Executive Officer since March 1, 2008 and prior thereto served as Senior Vice President of Business Development and a director since July 2004. From October 2003 to July 2004 Mr. Clark was President of Nautical Vision, Inc., a market-specific image display company.  There he created and implemented the company’s business plan, which involved product sourcing, sales and marketing and general management.  From June 2001 to October 2003 Mr. Clark actively invested in and consulted to a diverse group of companies in addition to being involved in residential development.

Mr. Clark was President and CEO of Homebytes.com from November, 1998 to May of 2001, where he was primarily responsible for raising in excess of twenty five million dollars in funding from investors including America Online, FBR Technology Venture Partners, PNC Bank, and Bank of America, as well as being instrumental in the acquisition of a key competitor of Homebytes.com.  Prior thereto Mr. Clark was the head of distribution and a director of Take Two Interactive (Nasdaq Global Market:TTWO) which was a result of TTWO’s acquisition of Inventory Management Systems, Inc. (I.M.S.I.), of which Mr. Clark was a co-founder and President.   Prior to founding I.M.S.I., Mr. Clark held various management positions with Acclaim Entertainment (NASDAQ:AKLM), and the Imagesoft division of SONY Music (NYSE:SNE).   Mr. Clark received a B.S. in Business from the State University of New York at Binghamton in 1990.

CRAIG H. WEBER became the Company’s President and Chief Operating Officer on November 3, 2010.   From 2008 until joining DCT in November 2010, Mr. Weber was Executive Vice President, Corporate Development and Chief Financial Officer of Home Care Delivered, Inc., a provider of disposable medical supplies.  Previously, Mr. Weber held leadership positions as Managing Partner of Hollymeade Group, LLC, a real estate investment firm from 2003 to 2008, President of Hollymeade Land Services, LLC, an excavation company from 2005 to 2008, President and Chief Executive Officer of Whitlock eBusiness Solutions, a business and technology consulting company from 2001 to 2003; Chief Operating Officer, strategic planning officer and legal officer of Homebytes.com, a nationally licensed real estate brokerage company from 1999 to 2001; and Vice President-Business Development and Chief Legal, Human Resources and Administrative Officer for Walco International, Inc., a national distributor of pharmaceuticals and other products from 1997 to 1999.    Prior to that, Mr. Weber practiced corporate law for 12 years as a partner at McGuire Woods and associate at Sullivan & Cromwell, where he specialized in corporate finance, mergers & acquisitions, banking and general corporate matters. Mr. Weber is a member of the board of directors, Chairman of the Compensation Committee and member of the Audit Committee of Optical Cable Corporation, a manufacturer of fiber optic and copper data communication cabling (Nasdaq Global Market: OCCF).  Mr. Weber earned his master's degree in Business Administration from The College of William and Mary; his law degree from the University of Virginia, and his undergraduate degree from Cornell University.

M. CAROLYN ELLIS was appointed our Chief Financial Officer on November 1, 2007.  Ms. Ellis has been an independent contractor to the Company since April 2006 in charge of and supervising our financial reporting obligations. Prior to her work with DCT, Ms. Ellis served as a director, secretary and treasurer of Knovative, Inc., a telecommunications research and development company that she co-founded in 2003, and where she remains a member of the board of directors today. From April 2000 until July 2003, Ms. Ellis served as the Vice President of Finance for Correlant Communications, a company in the telecommunications industry. Ms. Ellis has been a certified public accountant since 1989. She earned a bachelor's degree in Economics and Accounting from Hendrix College in 1986 and a master's degree in Business Administration from the University of New Mexico in 1994.

ROSEANN LARSON was appointed as director and Chairman of our Audit Committee on June 8, 2010.   Ms. Larson has held several executive positions with Estee Lauder Companies Inc. (NYSE: EL) in her more than twenty years with the company.  Most recently, Ms. Larson has held the position of Vice President and Program Manager, EMEA (Europe, Middle East and Africa) for Estee Lauder, responsible for the centralizing, standardization, and streamlining of the information systems across Estee Lauder’s global enterprise. At the commencement of her career at Estee Lauder in 1989, Ms. Larson was Manager, Internal Audit for Estee Lauder where she conducted operational, IT, financial, and environmental audits and contributed to fraud investigations for all divisions worldwide.   Ms. Larson is a Certified Public Accountant and a member of the AICPA.  She earned a bachelor’s degree in Accounting from Bernard Baruch College, New York, NY in 1980.

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

JODY R. SAMUELS has been a member of our Board of Directors since 2009 and is the Chairman of our Compensation Committee.  In November 2010 Mr. Samuels started his own consulting business through which he provides legal and business consulting services to public and private companies.  Mr. Samuels also acts as corporate counsel to several public companies, as well as representing investment banking firms and private investors in connection with private securities transactions, PIPEs, reverse mergers and M&A transactions.  From 2006 through 2010, Mr. Samuels was a partner of the law firm of Richardson & Patel LLP.  Prior thereto he was an associate and then a partner with the law firm of Ellenoff, Grossman & Schole from 2004 through 2006.  From 1996 through 2004, Mr. Samuels was an associate at the law firm of Gersten Savage LP.  Mr. Samuels has been the Company’s corporate counsel since Syscan, Inc., our operating subsidiary, merged with Bankengine Technologies, Inc. in 2004.  Throughout his career Mr. Samuels has represented numerous public and private companies in connection with their corporate and securities transactions including public offerings, PIPE’s, reverse mergers, as well as M&A transactions and regulatory compliance.  Mr. Samuels has also represented broker-dealers in connection with many public and private securities offerings.  Mr. Samuels received a B.S. in Accounting from Brooklyn College in 1991 and his Juris Doctorate from New York Law School in 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the Securities and Exchange Commission by such reporting persons during the year ended December 31, 2010.

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

Board of Directors Meetings and Subcommittees

Attendance at Board Meetings and Annual Shareholders’ Meeting

The Board held seven meetings in 2010. All directors, except for one, attended at least 75% of the meetings of the Board in 2010.  Following each board meeting in 2010, our independent board members met without management present.

Audit Committee and Financial Expert

DCT’s Audit Committee was established on January 20, 2009 with all of DCT’s independent directors.  Subsequent to that date, the Audit Committee began assisting the Board in its general oversight of financial reporting and internal controls, and is responsible for the appointment, retention, compensation, and oversight of the work of our independent registered public accounting firm.  At DCT’s Annual Shareholders’ meeting held on September 14, 2009, our independent financial expert and Audit Committee Chair was not re-elected to our Board of Directors.  From that date until June 8, 2010, when a new financial expert was appointed to our board, our entire Board acted as our Audit Committee.  Effective June 8, 2010, Roseann Larson was appointed our Audit Committee Chair.

The Audit Committee charter is attached to this Annual Report on Form 10-K at Exhibit 99.1.  The Audit Committee assesses the adequacy of its charter on an annual basis.

Compensation Committee

DCT’s Compensation Committee was established on November 12, 2009, and has authority for reviewing and determining salaries, performance-based incentives, and other matters related to the compensation of our executive officers.  The Compensation Committee also administers our stock option plans, including reviewing and granting stock options to our executive officers. Additionally, they review and determine various other compensation policies and matters.   Currently, our Compensation Committee consists of Mr. Samuels, Mr. Straw and Mr. Hu.

The Compensation Committee charter is attached to this Annual Report on Form 10-K at Exhibit 99.2.  The Compensation Committee assesses the adequacy of the charter on an annual basis.

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

Interested parties, including shareholders and other security holders, may communicate directly with our Board of Directors or with individual directors by writing to the Corporate Secretary at 4255 Burton Drive, Santa Clara, California 95054 or call 408-436-9888.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding securities authorized for issuance under Equity Compensation Plans and the equity compensation plan information table see Part II, “Item 5: Market for Common Equity and Related Stockholder Matters.”

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth, for the years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the year ended December 31, 2010: (i)individuals who served as, or acted in the capacity of, our principal executive officer and principal financial officer for the year ended December 31, 2010; and (ii) our executive officers whose salary bonus exceeded $100,000 with respect to the years ended December 31, 2010 and 2009 and who were employed by us at December 31, 2010.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards(2) ($)		All Other Compensation ($)		Total Compensation ($)
David Clark, Chief Executive Officer and	2010	210,000		60,833	101,500	(3)	9,345	(4)	381,678
Director	2009	200,000		55,000	112,000	(5)	27,747	(6)	394,747

Craig H. Weber, President and Chief Operating	2010	39,904	(7)	-	696,000	(8)	261,038	(9)	996,942
Officer

William Hawkins, Former President, Chief	2010	210,000		8,907	58,000	(10)	242,253	(11)	519,160
Operating Officer and Secretary	2009	200,000		5,000	96,000	(12)	28,080	(6)	329,080

M. Carolyn Ellis, Chief Financial Officer	2010	170,000		14,586	29,000	(13)	6,667	(4)	220,253
	2009	165,000		3,000	40,000	(14)	22,600	(6)	230,600

 (1)DCT did not have any stock awards, non-equity incentive plan compensation or non-qualified deferred compensation earnings during 2010 or 2009.

(2)Although there are a number of ways that the value of an equity award may be expressed, under SEC rules the values reported in the Option Award column of the Summary Compensation Table represent the dollar amount, without any risk of forfeiture, recognized for financial reporting purposes related to grants of options to each of the listed officers.  DCT calculated these amounts in accordance with the Share-Based Payment topic of the Financial Accounting Standards Board Accounting Standards Codification Topic 718.  See “Note 4:  Employee Equity Incentive Plans” in Part II, Item 8 – Financial Statements of this Form 10-K.

(3) Represents the total fair value (as discussed in (2) above) of 350,000 incentive stock options granted during the year ended December 31, 2010.  One-third of the options vest on April 29, 2011, one-third vest on April 29, 2012 and one-third vest on April 29, 2013.

(4)Represents DCT’s safe harbor match on the named executives’ 401(k) contribution.

(5)Represents the total fair value (as discussed in (2) above) of 350,000 incentive stock options granted during the year ended December 31, 2009, of which 100,000 were for serving as a DCT director.  One-third of the options vested on December 23, 2010, one-third vest on December 23, 2011 and one-third vest on December 23, 2012.

(6)Includes (i) DCT’s safe harbor match on the named executives’ 401(k) contribution, and (ii) one-time accrued vacation payout.

 (7)Represents actual salary payments from November 3, 2010 through December 31, 2010 based on an annual salary of $250,000.

(8) Represents the total fair value (as discussed in (2) above) of 1,400,000 incentive stock options granted during the year ended December 31, 2010.  One-half of the options vest on November 3, 2011 and one-half vest on November 3, 2012.

(9)Includes (i) relocation expenses and (ii) temporary housing.

(10)Represents the total fair value (as discussed in (2) above) of 200,000 incentive stock options granted during the year ended December 31, 2009.  One-third of the options vested on December 23, 2010, one-third vest on December 23, 2011 and one-third vest on December 23, 2012.

(11)Includes (i) DCT’s safe harbor match 401(k) contribution and (ii) severance payments resulting from Mr. Hawkins’ resignation submitted November 15, 2010.

(12) Represents the total fair value (as discussed in (2) above) of 300,000 incentive stock options granted during the year ended December 31, 2009, of which 100,000 were for serving as a DCT director.  One-third of the options vested on December 23, 2010, one-third vest on December 23, 2011 and one-third vest on December 23, 2012.

(13) Represents the total fair value (as discussed in (2) above) of 100,000 incentive stock options granted during the year ended December 31, 2009.  One-third of the options vested on December 23, 2010, one-third vest on December 23, 2011 and one-third vest on December 23, 2012.

(14) Represents the total fair value (as discussed in (2) above) of 125,000 incentive stock options granted during the year ended December 31, 2009.  One-third of the options vested on December 23, 2010, one-third vest on December 23, 2011 and one-third vest on December 23, 2012.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding unexercised stock options, stock that has not vested, and equity incentive plan awards at December 31, 2010 by the named executive officers.

OUTSTANDING EQUITY AWARDS TABLE

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Exercise Price ($)	Expiration Date
David Clark	343,465	-		-	0.01	4/26/2012
Chief Executive Officer	400,000	-		-	0.70	3/25/2017
and Director	400,000	200,000	(1)	-	0.30	7/13/2018
	116,665	233,335	(2)	-	0.32	12/23/2019
		350,000	(3)		0.29	4/26/2020
Craig H. Weber	-	1,400,000	(4)	-	0.67	10/31/2020
President,
Chief Operating Officer,
and Secretary
M. Carolyn Ellis	150,000	-		-	0.60	10/30/2014
Chief Financial Officer	250,000	125,000	(1)	-	0.30	7/13/2018
	41,666	83,334	(2)	-	0.32	12/23/2019
	-	100,000	(3)	-	0.29	4/26/2020

(1)All of the unexercisable options at December 31, 2010 vest on July 15, 2011.

(2)One-half of the unexercisable options at December 31, 2010 vest on December 23, 2011 and one-half vest on December 23, 2012.

(3)One-third of the unexercisable options at December 31, 2010 vest on April 29, 2011, one-third vest on April 29, 2012 and one-third vest on April 29, 2013.

(4)One-half of the unexercisable options at December 31, 2010 vest on November 3, 2011 and one-half vest on November 3, 2012.

SARS/Long-Term Incentive Plans – Awards in Last Fiscal Year

No stock appreciation rights or long-term incentives were awarded to any executive officer or director during the year ended December 31, 2010.

Compensation of Directors

The general policy of our board of directors has been that compensation for directors should consist primarily of equity-based compensation.  Effective for 2011, the board of directors revised its policy whereby non-executive director compensation will consist of cash and equity.

The following table details the total compensation earned by DCT’s non-employee directors during the year ended and as of December 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)		Total Compensation ($)
Edward Straw	-	-		-
Roseann Larson	-	70,000	(2)	70,000
Darwin Hu	-	-		-
Jody Samuels	-	101,500	(3)	101,500

(1) Although there are a number of ways that the value of an equity award may be expressed, under SEC rules the values reported in the Option Award column of the Summary Compensation Table represent the dollar amount, without any risk of forfeiture, recognized for financial reporting purposes related to grants of options to each of the listed officers.  DCT calculated these amounts in accordance with the Share-Based Payment topic of the Financial Accounting Standards Board Accounting Standards Codification Topic 718.  See “Note 4:  Employee Equity Incentive Plans” in Part II, Item 8 – Financial Statements of this Form 10-K.

(2) Represents the total fair value (as discussed in (1) above) of 200,000 incentive stock options granted during the year ended December 31, 2010, for serving as director, of which 100,000 were for serving as Audit Committee Chairman.  One-third of the options vest on June 8, 2011, one-third vest on June 8, 2012 and one-third vest on June 8, 2013.

(3) Represents the total fair value (as discussed in (1) above) of 350,000 incentive stock options granted during the year ended December 31, 2010, for his assistance and support with our strategic initiatives during 2010.  One-third of the options vest on April 29, 2011, one-third vest on April 29, 2012 and one-third vest on April 29, 2013.

For the year ended December 31, 2011, the board of directors approved the following compensation for our non-executive directors:

•	$10,000 quarterly retainer;
•	Additional $2,000 quarterly retainer to the Chairman of the board of directors;
•	Additional $1,250 quarterly retainer to each of the Chairman of the audit committee and Chairman of the compensation committee; and
•	20,000 options to purchase shares of our common stock.

Employment Agreements

David Clark, Chief Executive Officer and Director

We have had an employment agreement (“Clark Agreement”) with Mr. Clark since April 2005.  The Clark Agreement has been amended three times and currently extends through December 31, 2011.  The term of the Clark Agreement is automatically extended for additional one-year periods, unless either party notifies the other in writing at least ninety days prior to the expiration of the then existing term of its intention not to extend the term.  In the event that Mr. Clark is terminated other than with good cause, he is eligible to receive severance equal to twelve months of his then current annual salary and twelve months of C.O.B.R.A premium payments.  The Clark Agreement and amendments are attached to this Annual Report on Form 10-K at Exhibits 10.6, 10.7, 10.8 and 10.9.

Effective January 1, 2011, the board of directors approved an increase in Mr. Clark’s base salary to $260,000.

Craig H. Weber, President and Chief Operating Officer, and Secretary

On November 3, 2010, the Company entered into an employment agreement (“Weber Agreement”) with Craig H. Weber pursuant to which he agreed to serve as President and Chief Operating Officer.  On February 11, 2011, the board of directors appointed Mr. Weber as Secretary.

The Weber Agreement provides for an initial term of two years, an annual base salary to Mr. Weber of $250,000, an annual bonus at the discretion of our board of directors, and a bonus based on certain performance metrics to be mutually agreed upon by and between DCT and Mr. Weber.  Additionally, Mr. Weber received 1,400,000 incentive stock options, exercisable at $0.67 per share.  Fifty percent of the options vest on November 3, 2011 and the remaining fifty percent vest on November 3, 2012.  The Weber Agreement also provides for reimbursement for certain relocation expenses.  In the event that Mr. Weber is terminated, other than with good cause, he is eligible to receive severance equal to twelve months of his then current annual salary and twelve months of C.O.B.R.A premium payments.  The Weber Agreement is attached to this Annual Report on Form 10-K at Exhibit 10.10.

William H. Hawkins, Former President, Chief Operating Officer and Secretary

We entered into an employment agreement (“Hawkins Agreement”) with Mr. Hawkins in April 2005, which was subsequently amended three times.  On November 15, 2010, Mr. Hawkins resigned from DCT.  Under the terms of the Hawkins Agreement, Mr. Hawkins was eligible to receive severance equal to twelve months of his then current annual salary and twelve months of C.O.B.R.A premium payments, which totals approximately $233,000.  Such severance was included with DCT’s results of operations for the year ended December 31, 2010.  The Hawkins Agreement and amendments are attached to this Annual Report on Form 10-K at Exhibits 10.11, 10.12, 10.13 and 10.14.

M. Carolyn Ellis, Chief Financial Officer

We have had an employment agreement (“Ellis Agreement”) with Ms. Ellis since November 2007.  The Ellis Agreement has been amended once and currently extends through December 31, 2011.  The term of the Ellis Agreement is automatically extended for additional one-year periods, unless either party notifies the other in writing at least ninety days prior to the expiration of the then existing term of its intention not to extend the term.  In the event that Ms. Ellis is terminated, other than with good cause, she is eligible to receive severance equal to twelve months of her then current annual salary and twelve months of C.O.B.R.A premium payments.  The Ellis Agreement and amendment are attached to this Annual Report on Form 10-K at Exhibits 10.15 and 10.16.

Report on Repricing of Options/SARs

We did not re-price any options or SARS during the year ended December 31, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 8, 2011, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them. As of March 8, 2011 there were 20,479,276 shares of our common stock outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned(1)	Percentage of Common Shares Beneficially Owned

Richard Dietl(2)	5,537,500	26.1%
Syscan Technology Holdings Limited(3)	3,173,514	15.5
NCR Corporation(4)	7,722,008	31.7
Directors and Executive Officers:
Edward Straw(5)	533,333	2.5
Craig H. Weber(6)	-	-
David Clark(7)	1,876,797	8.6
M. Carolyn Ellis(8)	475,000	2.3
Darwin Hu(9)	1,683,258	7.8
Jody Samuels(10)	216,667	1.0
Roseann Larson	-	-
All Directors and Officers as a group (6 persons)	4,785,055	19.7

(1)Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(2)Includes (i) 4,800,000 shares of common stock, and (ii) 737,750 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 737,500 shares of common stock underlying options that are not exercisable within the next 60 days. The address for Mr. Dietl is One Penn Plaza, 50 th  Floor, New York, NY 10119.

(3)Syscan Technology Holdings Limited (“STH”) is a publicly-held company whose shares are listed on The Growth Enterprise Market of the Stock Exchange of Hong Kong Limited. The address for STH is Unit C, 21st Floor, 9-23 Shell Street, North Point, Hong Kong.

(4) Includes (i) 3,861,004 shares of common stock, and (ii) 3,861,004 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.  The address for NCR Corporation is 3097 Satellite Blvd. Duluth, GA 30096.

(5) Includes 533,333 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 566,667 shares of common stock underlying options granted to Mr. Straw that are not exercisable within the next 60 days.

(6)Does not include 1,400,000 shares of common stock underlying options that are not exercisable within the next 60 days.

(7) Includes (i) 500,000 shares of common stock and (ii) 1,376,797 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 666,668 shares of common stock underlying options that are not exercisable within the next 60 days.

(8) Includes 475,000 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.  Does not include 275,000 shares of common stock underlying options granted to Ms. Ellis that are not exercisable within the next 60 days.

(9) Includes (i) 504,408 shares of common stock and (ii) 1,178,850 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.  Does not include 100,000 shares of common stock underlying options that are not exercisable within the next 60 days.

(10) Includes (i) 16,667 shares of common stock, and (ii) 200,000 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.  Does not include: (i) 400,000 shares of common stock underlying options that are not exercisable within the next 60 days, or (ii) 99,485 shares of common stock owned by Mr. Samuels’ wife which he disclaims beneficial ownership of pursuant to Section 13d-4 of the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2010, we entered into the following transactions required to be reported under Item 404 of Regulation S-K (“Item 404”):

Certain Relationships and Related Transactions

Purchases and Manufacturing of our Product

Historically, we have purchased the majority of our finished scanner imaging products from Shenzhen Syscan Technology (“SST”), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH").  At December 31, 2010, STH held approximately 15% of DCT’s outstanding common stock.

Purchases from SST totaled $8,521,000 for the year ended December 31, 2010.  All purchases from SST were carried out in the normal course of business.

Net Sales

During the year ended December 31, 2010, we recorded net sales totaling $246,000 for finished scanners sold to SST.  The related cost of goods sold was $207,000.   All sales to SST contained similar terms and conditions as for other transactions of this nature entered into by DCT.

Agreement to License Office Space

On April 26, 2010, we entered into a two-year license agreement (“License”) with Beau Dietl & Associates (“BDA”) to license office space from BDA in New York City.  The purpose of the License is for us to have a physical presence in New York City.  In connection with the License, we paid BDA an upfront license fee of $50,000 as payment in full.  The $50,000 payment was capitalized and is being amortized, using the straight-line method, to selling, general and administrative expense over the term of the License.  In connection with the License, we recorded rent expense of $17,000 for the year ended December 31, 2010, respectively.

The License can be cancelled by either party with 90 days written notice.

New Consulting Agreement

On August 13, 2010, DCT’s board of directors approved a consulting agreement with National Health Media (“NHM”) for purposes of assisting us establish contacts and generate sales of our products to companies specifically in the healthcare industry.  At the time the agreement was executed, the owner of NHM held approximately one percent of DCT’s outstanding common stock, held 1,250,000 options to purchase DCT common stock, and was a consultant to DCT.  As compensation for the agreement, we agreed to pay NHM five percent of sales of our products in excess of $10,000,000 which are directly attributable to introductions made by NHM.  Additionally, we paid NHM $400,000 upon execution of the agreement.  No commissions were incurred or paid in connection with the NHM agreement through December 31, 2010.  The term of the NHM agreement is 48 months and is automatically renewed for one-year periods unless terminated by NHM with 30-days written notice or by us at any time.

Revised Consulting Agreements

In July 2008, DCT’s board of directors approved a business advisory and consulting agreement between the Company and each of Richard Dietl (“Dietl Contract”) and Daniel DelGiorno (“DelGiorno Contract”).

In August 2009, DCT’s board of directors approved an amendment to the Dietl Contract, whereby DCT made a one-time cash payment of $30,000 in exchange for the return of 275,000 non-qualified stock options which were originally granted under the Dietl Contract.

In April 2010, DCT’s board of directors approved an amendment to the Dietl Contract and the DelGiorno Contract.  In addition to the services contracted within the original agreements, Mr. Dietl and Mr. DelGiorno will provide investor relations services in exchange for options to purchase up to 1,500,000 shares of the Company’s common stock at a price of $0.30 per share.  On the grant date, the total fair value of such options was $435,000 using the Black-Scholes valuation model.  The options vest over a two year period with 50% of such options vesting at the end of the first and second years of the agreement; however, in the event of a change of control in the Company’s securities or assets pursuant to introductions specifically made by Mr. Dietl and Mr. DelGiorno to the Company, all of the options shall immediately vest 100% in conjunction with such event.  A change of control shall be defined as a change of ownership of 50% or more of the Company’s securities, or voting control thereof, or a transfer of more than 50% of the Company’s tangible and/or intangible assets.

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

Pursuant to the Agreement, Mr. Samuels is paid $4,000 per month for a total of $48,000 for the year ended December 31, 2010.  The Agreement may be cancelled by either party with 30 days prior written notice.

Reimbursed Expenses incurred by Related-Party Consultants

During the year ended December 31, 2010, we reimbursed expenses incurred by related-party consultants totaling approximately $4,400.

Director Independence

As of December 31, 2010, all directors, with the exception of Mr. Clark, qualify as “independent” in accordance with Rule 10A-3 of the Exchange Act.   Mr. Clark does not qualify as independent because he is a DCT employee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to us by our independent registered public accounting firm for each of the last two fiscal years:
Fee Category	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit fees	$125,177	$105,510
Audit-related fees	-	-
Tax fees	-	14,448
All other fees	-	-

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

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm.

During the years ended December 31, 2010 and 2009, our Board of Directors had a policy of pre-approving all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15.  EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
2.1	Share Exchange Agreement by and among Bankengine Technologies, Inc., Michael Xirinachs, Syscan Inc. and Syscan Imaging Limited	Incorporated by reference to Exhibit 99.1 to Form 8-K as filed April 19, 2004
3.1	Certificate of Incorporation, dated February 15, 2002	Incorporated by reference to Exhibit 3.1 to Form 10-KSB as filed March 31, 2005
3.2	Certificate of Amendment to the Company's Certificate of Incorporation dated March 19, 2004	Incorporated by reference to Exhibit 3.2 to Form 10-KSB as filed March 31, 2005
3.4	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to Form 10-KSB as filed March 31, 2005
3.5	Certificate of Amendment to the Company's Certificate of Incorporation dated June 23, 2006	Incorporated by reference to Exhibit 3.5 to Form 10-QSB as filed August 21, 2006
10.1	Loan and Security Agreement dated September 14, 2009 by and between Bridge Bank, National Association, Document Capture Technologies, Inc. and Syscan, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed September 16, 2009
10.2	Warrant dated September 14, 2009 between Document Capture Technologies, Inc. and Bridge Bank, National Association	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed September 16, 2009
10.3	Loan and Security Agreement dated March 10, 2010 by and between Bridge Bank, National Association, Document Capture Technologies, Inc. and Syscan, Inc.	Incorporated by reference to Exhibit 10.15 to Form 10-K as filed March 31, 2010
10.4	Loan and Security Agreement, most recently amended November 2, 1010, by and between the Company and Bridge Bank, National Association	Incorporated by reference to Exhibit 10.2 to Form 10-Q as filed November 15, 2010
10.5	Lease Agreement by and between the Company and Washcop Limited Partners dated September 7, 2010	Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed November 15, 2010
10.6	Employment Agreement entered between DCT and David P. Clark dated April 26, 2005	Incorporated by reference to Exhibit 10.7 to Form 8-K as filed May 2, 2005
10.7	Addendum to Employment Agreement entered between DCT and David P. Clark dated January 18, 2008	Incorporated by reference to Exhibit 10.3 to Form 8-K as filed January 23, 2008
10.8	Addendum to Employment Agreement entered between DCT and David P. Clark dated February 26, 2008	Incorporated by reference to Exhibit 10.3 to form 8-K as filed March 3, 2008
10.9	Addendum to Employment Agreement entered between DCT and David P. Clark dated July 15, 2008	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed July 21, 2009
10.10	Employment Agreement entered between DCT and Craig H. Weber dated November 3, 2010	Incorporated by reference to Exhibit 99.1 to Form 8-K as filed November 12, 2010
10.11	Employment Agreement entered between DCT and William Hawkins dated April 26, 2005	Incorporated by reference to Exhibit 10.6 to Form 8-K as filed May 2, 2005

Exhibit Number	Description of Exhibit	Method of Filing
10.12	Addendum to Employment Agreement entered between DCT and William Hawkins dated January 18, 2008	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed January 23, 2008
10.13	Addendum to Employment Agreement dated February 26, 2008 by and between the Document Capture Technologies, Inc. and William Hawkins	Incorporated by reference to Exhibit 10.2 to form 8-K as filed March 3, 2008
10.14	Addendum to Employment Agreement entered between the Company and William Hawkins dated July 15, 2008	Incorporated by reference to Exhibit 10.3 to Form 8-K as filed July 21, 2009
10.15	Employment Agreement entered between the Company and M. Carolyn Ellis dated November 1, 2007	Incorporated by reference to Exhibit 99.1 to Form 8-K as filed November 7, 2007
10.16	Addendum to Employment Agreement entered between the Company and M. Carolyn Ellis dated July 15, 2008	Incorporated by reference to Exhibit 10.4 to Form 8-K as filed July 21, 2009
10.17	2002 Amended and Restated Stock Option Plan	Incorporated by reference to Exhibit 10.4 to Form 10-KSB as filed March 31, 2005
10.18	2006 Stock Option Plan	Incorporated by reference to Exhibit 10.8 to Form 10-QSB as filed August 21, 2006
10.19	2009 Stock Option Plan	Incorporated by reference to Exhibit 10.12 to Form 10-K as filed March 31, 2010
10.20	2010 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed May 24, 2010
10.21	Stock Option Agreement between the Company and David P. Clark dated April 26, 2005	Incorporated by reference to Exhibit 10.22 to Form 10-K as filed April 15, 2009
10.22	Stock Option Agreement between the Company and William M. Hawkins dated April 26, 2005	Incorporated by reference to Exhibit 10.21 to Form 10-K as filed April 15, 2009
10.23	Stock Option Agreement between the Company and M. Carolyn Ellis dated November 1, 2007	Incorporated by reference to Exhibit 99.2 to Form 8-K as filed November 7, 2007
10.24	Stock Option Agreement between the Company and Edward Straw dated July 15, 2008	Incorporated by reference to Exhibit 10.24 to Form 10-K as filed April 15, 2009
10.25	Stock Option Agreement between the Company and David P. Clark dated April 26, 2010	Filed herewith
10.26	Stock Option Agreement between the Company and William M. Hawkins dated April 26, 2010	Filed herewith
10.27	Stock Option Agreement between the Company and M. Carolyn Ellis dated April 26, 2010	Filed herewith
10.28	Stock Option Agreement between the Company and Jody Samuels dated April 26, 2010	Filed herewith
14.1	Code of Ethics adopted by the Company's Board of Directors as amended February 2008	Incorporated by reference to Exhibit 14.1 to form 8-K as filed March 3, 2008

Exhibit Number	Description of Exhibit	Method of Filing
21	List of Subsidiaries	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
32.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith
99.1	Audit Committee Charter of Document Capture Technologies as adopted March 31, 2009	Incorporated by reference to Exhibit 99.1 to form 10-K as filed April 15, 2009
99.2	Compensation Committee Charter of Document Capture Technologies as adopted December 17, 2009	Incorporated by reference to Exhibit 99.2 to form 10-K as filed March 31, 2010

Item 8.  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Document Capture Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Document Capture Technologies, Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Document Capture Technologies, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Irvine, California
March 16, 2011

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,322	$328
Trade receivables	2,539	1,497
Inventories, net	1,730	1,674
Income tax receivable	-	65
Prepaid expenses and other current assets	259	67
Total current assets	6,850	3,631

Restricted cash	-	5
Other non-current assets	44	-
Fixed assets, net	145	176
Total assets	$7,039	$3,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$-	$202
Trade payables to related parties	654	341
Trade payables and other accrued expenses	546	440
Accrued compensation and benefits	712	124
Deferred revenue and customer deposits	29	111
Income tax payable	100	-
Total current liabilities	2,041	1,218

Stock option liability	811	-
Long-term deferred rent	70	-

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock $.001 par value, 2,000 authorized, 0 issued and outstanding at December 31, 2010 and December 31, 2009
Common stock $.001par value, 50,000 authorized, 20,479 and 19,406 shares issued and outstanding at December 31, 2010 and 2009, respectively	20	19
Additional paid-in capital	36,940	35,697
Accumulated deficit	(32,843)	(33,122)
Total stockholders’ equity	4,117	2,594
Total liabilities and stockholders’ equity	$7,039	$3,812

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009

Net sales	$14,849	$11,529

Cost of sales	9,030	6,936

Gross profit	5,819	4,593

Operating expenses:
Selling, general and administrative	5,098	3,880
Research and development	1,088	1,013
Total operating expenses	6,186	4,893

Operating loss	(367)	(300)

Non-operating income (expense):
Change in fair value of stock option liability and derivative instruments	733	9
Interest income	1	1
Interest expense	(57)	(54)
Other	71	9
Total non-operating income (expense)	748	(35)

Net income (loss) before income taxes	381	(335)
Provision (benefit) for income taxes	102	(74)

Net income (loss)	279	(261)

Accretion of preferred stock redemption value	-	(30)

Net income (loss) available to common stockholders	$279	$(291)

Basic earnings (loss) per share	$0.01	$(0.02)
Diluted earnings (loss) per share	$0.01	$(0.02)

Weighted average common shares outstanding – basic	20,581	18,775
Weighted average common shares outstanding – diluted	27,092	18,775

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2008	18,444	$18	$34,602	$(32,831)	$1,789
Fair value of common stock and common stock warrants issued for services rendered	25	-	111	-	111
Stock based compensation cost options	-	-	525	-	525
Accretion of preferred stock redemption value	-	-	-	(30)	(30)
Conversion of common stock warrants to common stock	750	1	349	-	350
Conversion of preferred stock to common stock	187	-	75	-	75
Issuance of common stock warrants in connection with debt	-	-	35	-	35
Comprehensive loss	-	-	-	(261)	(261)
Balances at December 31, 2009	19,406	19	35,697	(33,122)	2,594
Fair value of common stock warrants issued for services rendered	-	-	74	-	74
Stock based compensation cost options	-	-	940	-	940
Proceeds from issuance of common stock, net of issuance costs of $29 and option liability of $1,544	3,861	4	2,423	-	2,427
Issuance of common stock upon cashless exercise of stock options	181	-	-	-	-
Repurchase of common stock	(2,969)	(3)	(2,194)	-	(2,197)
Net income	-	-	-	279	279
Balances at December 31, 2010	20,479	$20	$36,940	$(32,843)	$4,117

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009

Operating activities
Net income (loss)	$279	$(261)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation expense included in operating expenses	49	58
Depreciation expense included in cost of sales	54	-
Fair value of common stock and common stock warrants issued for services rendered	74	111
Stock based compensation cost-options	940	525
Change in fair value of stock option liability and derivative instruments	(733)	(9)
Non-cash interest expense	45	18
Changes in operating assets and liabilities:
Trade receivables	(1,042)	(131)
Inventories	(56)	(321)
Prepaid expenses and other current assets	(131)	(69)
Other non-current assets	(44)	-
Trade payables to related parties	313	(52)
Trade payables and other accrued expenses	106	164
Accrued compensation and benefits	588	2
Income taxes payable	100	(75)
Deferred revenue and customer deposits	(82)	(76)
Long-term deferred rent	70	-
Cash provided (used) by operating activities	530	(116)

Investing activities
Capital expenditures	(72)	(91)
Cash (used) provided by investing activities	(72)	(91)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	3,971	-
Net advances (payments) on bank line of credit	(225)	225
Loan origination fees	(13)	(20)
Cash paid upon the maturity of preferred stock	-	(75)
Payments for repurchase of common stock	(2,197)	-
Cash provided by financing activities	1,536	130

Increase (decrease) in cash and cash equivalents	1,994	(77)

Cash and cash equivalents at beginning of year	328	405

Cash and cash equivalents at end of year	$2,322	$328

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$16	$31
Income taxes	$2	$67

Non-cash investing and financing activities:
Conversion of warrants to common stock	$-	$350
Conversion of convertible preferred stock to common stock	$-	$75
Issuance of common stock warrants in connection with debt	$-	$35
Transfer of tooling equipment deposits to fixed assets	$-	$45

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

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments.  DCT considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  DCT had no cash equivalents at December 31, 2010 or 2009.

Deferred Financing Costs

Deferred financing costs, which are included in other current assets, are costs incurred to obtain debt financing, including all related fees, and are amortized as interest expense over the term of the related financing using the straight-line method which approximates the interest rate method.  See Note 9.

Restricted Cash

As of December 31, 2009, the Company had $5,000 of restricted cash held at a commercial bank, which was collateral for the Company’s customer credit card acceptance program.  During 2010, DCT moved its credit card acceptance account to a different financial institution that does not require collateral.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date.

Under the provisions of the Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, there are three levels of inputs that may be used to measure fair value:

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

Level 3.  Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.  DCT had no Level 3 assets.  DCT’s Level 3 liabilities include (i) warrant liabilities, (ii) stock option liabilities, and (iii) derivative contracts liabilities.  DCT estimates the fair value of Level 3 liabilities using either the Binomial option pricing model or the Black-Scholes valuation model, depending on the attributes of the liability being measured.

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

Cash and Cash Equivalents.  DCT maintains cash balances at several banks. Interest bearing accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Non-interest bearing accounts are 100% insured. As of December 31, 2010, DCT had consolidated balances of approximately $1,198,000, which were not guaranteed by FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

Major Customers and Trade Receivables.  A relatively small number of customers account for a significant percentage of DCT’s sales.  The percentage of sales derived from significant customers is as follows:

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2010	2009
Customer A	21%	19%
Customer B	16	10
Customer C	14	19
Customer D	11	**
Customer E	**	16

**Represents less than 10% of sales.

Trade receivables from these customers totaled $2,059,000 at December 31, 2010.  As of December 31, 2010 all DCT's trade receivables were unsecured.  The risk with respect to trade receivables is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Concentration of Supplier Risk

Manufacturing.  Historically, DCT has purchased substantially all its finished scanner imaging products from one vendor.  See Note 3.  If this vendor became unable to provide materials in a timely manner and DCT was unable to find alternative vendors, DCT's business, operating results and financial condition would be materially adversely affected.

At the end of January 2010, DCT’s manufacturer announced a relocation of its primary manufacturing facility, currently located in Shenzhen China, to Wuhan, Hubei China. The purpose of the relocation relates directly to an opportunity for the manufacturer to reduce its direct and overhead costs.  At December 31, 2010, the manufacturer was still manufacturing in Shenzhen China.  DCT anticipates the new manufacturing facility to be fully functional by April 2011 and that the relocation will have minimal impact to the manufacturing process and DCT’s operations.

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

Inventories

Inventories consist of finished goods and components, which are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Provision is made for obsolete, slow-moving or defective items where appropriate. The amount of any provision is recognized as a component of cost of sales in the period the provision occurs.  DCT had no material inventory write offs during the years ended December 31, 2010 or 2009.

Fixed Assets

Fixed assets, stated at cost, are depreciated over the estimated useful lives of the assets using the straight-line method over periods ranging from three to five years. Significant improvements and betterments are capitalized. Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the Statement of Operations based on the net disposal proceeds less the carrying amount of the assets.

Impairment of Long-Lived Assets

DCT’s long-lived assets are recorded at fair value only if an impairment charge is recognized.   If indicators of impairment exist, DCT assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, DCT measures the amount of such impairment by comparing the assets’ carrying value to the assets’ fair value.  DCT had no impairment losses during the years ended December 31, 2010 and 2009.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock Accounting Treatment

Preferred Stock Classification.   DCT’s series B convertible redeemable preferred stock (“Series B Stock”), which matured August 7, 2009, was reported as temporary equity.  The difference between the initial recorded value of the Series B Stock and the minimum redemption value was accreted, on a straight-line basis, from the respective issuance date through the maturity date with the offset booked to DCT’s accumulated deficit.  The accretion of DCT’s Series B Stock redemption value is disclosed as a reconciling item and adjusts DCT’s reported net income (loss) to net income (loss) available to common stockholders.

Revenue Recognition, Allowance for Doubtful Accounts and Returns Allowances

Revenues.  Revenues consist of product sales including the sale of optical image capturing devices, modules of optical image capturing devices, and chips and other optoelectronic products. Revenue is recognized when the product is shipped and the risks and rewards of ownership have transferred to the customer. Shipping charges billed to customers are included in net sales and the related shipping costs are included in cost of sales in the period of shipment.

Allowance for doubtful accounts.  DCT presents trade receivables, net of allowances for doubtful accounts and returns, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting DCT’s customer base. DCT reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. DCT had no allowance for doubtful accounts as of December 31, 2010 or 2009 and no material trade receivable write offs during any period presented.

Return allowances.  Historically, sales returns have not been significant.  As such, DCT does not record a reduction to revenue for estimated product returns in the same period that the related revenue is recorded.  DCT’s returns were immaterial for all periods presented.

Sales Incentives

In certain instances, DCT offers sales incentives whereby DCT gives customers additional product for certain volume-related purchases.  DCT records the cost of the product-related sales incentives as a cost of sales during the period the incentive is earned.

Product Warranty

As previously discussed, DCT purchases the majority of its finished scanner imaging product from one vendor, who warrants the products against defects in material and workmanship for a period of 18 months after the completion of manufacture. As a result of such product warranty, DCT does not record a product warranty reserve. DCT’s warranty-related expenses were immaterial for all periods presented.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DCT estimates the fair value of the options on the grant date using the Black-Scholes valuation model under the following assumptions:

	Year Ended December 31,
	2010	2009
Weighted average expected option life in years	3.7	3.0
Weighted average expected volatility	272%	298%
Expected dividend yield	0%	0%
Weighted average risk free interest rate	0.97%	1.49%

Income Taxes

DCT accounts for income taxes under the liability method of accounting for income taxes.  Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.   All tax positions are first analyzed to determine if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes.   After the initial analysis, the tax benefit is measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

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

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. In the first quarter of 2010, DCT adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in the first quarter of 2011, these amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These amended standards do not affect DCT’s consolidated statements of operations or balance sheets.

Note 3 – Related-Party Transactions

Purchases

Historically, the Company has purchased the majority of its finished scanner imaging products from Shenzhen Syscan Technology (“SST”), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH").  At December 31, 2010, STH held approximately 15% of DCT’s outstanding common stock.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Purchases from SST totaled $8,521,000 and $6,546,000 for the years ended December 31, 2010 and 2009, respectively.  All purchases from SST were carried out in the normal course of business. As a result of these purchases, DCT was liable to SST for $654,000 and $341,000 at December 31, 2010 and 2009, respectively.

Net Sales

During the year ended December 31, 2010 and 2009, DCT recorded net sales totaling $246,000 and $72,000, respectively, for finished scanners sold to SST.  The related cost of goods sold was $207,000 and $39,000 for the years ended December 31, 2010 and 2009, respectively.  All sales to SST contained similar terms and conditions as for other transactions of this nature entered into by DCT.  At December 31, 2010, SST owed us $65,000.

Agreement to License Office Space

On April 26, 2010, DCT entered into a two-year license agreement (“License”) with Beau Dietl & Associates (“BDA”) to license office space from BDA in New York City.  The purpose of the License is for DCT to have a physical presence in New York City.  In connection with the License, the Company paid BDA an upfront license fee of $50,000 as payment in full.  The $50,000 payment was capitalized and is being amortized, using the straight-line method, to selling, general and administrative expense over the term of the License.  In connection with the License, DCT recorded rent expense of $17,000 for the year ended December 31, 2010.

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

Pursuant to the Agreement, Mr. Samuels is paid $4,000 per month for a total of $48,000 and $14,000 for the years ended December 31, 2010 and 2009, respectively.  The Agreement may be cancelled by either party with 30 days prior written notice.

New Consulting Agreement

On August 13, 2010, DCT’s Board of Directors approved a consulting agreement with National Health Media (“NHM”) for purposes of assisting DCT establish contacts and generate sales of DCT’s products to companies specifically in the healthcare industry.   At the time the agreement was executed, the owner of NHM held approximately one percent of DCT’s outstanding common stock, held 1,250,000 options to purchase DCT common stock, and was an existing consultant to DCT.  As compensation for the agreement, DCT agreed to pay NHM five percent of sales of DCT products in excess of $10,000,000 which are directly attributable to introductions made by NHM.  Additionally, DCT paid NHM $400,000 upon execution of the agreement.  DCT recorded selling, general and administrative expense of $400,000 during the year ended December 31, 2010.  No commissions were incurred or paid in connection with the NHM agreement through December 31, 2010.

The term of the NHM agreement is 48 months and is automatically renewed for one-year periods unless terminated by NHM with 30-days written notice or by DCT at any time.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revised Consulting Agreements

In July 2008, DCT’s board of directors approved a business advisory and consulting agreement between the Company and each of Richard Dietl (“Dietl Contract”) and Daniel DelGiorno (“DelGiorno Contract”).

In August 2009, DCT’s board of directors approved an amendment to the Dietl Contract, whereby DCT made a one-time cash payment of $30,000 in exchange for the return of 275,000 non-qualified stock options which were originally granted under the Dietl Contract.

In April 2010, DCT’s board of directors approved an amendment to the Dietl Contract and the DelGiorno Contract.  In addition to the services contracted within the original agreements, Mr. Dietl and Mr. DelGiorno will provide investor relations services in exchange for options to purchase up to 1,500,000 shares of the Company’s common stock at a price of $0.30 per share.  On the grant date, the total fair value of such options was $435,000 using the Black-Scholes valuation model.  The options vest over a two year period with 50% of such options vesting at the end of the first and second years of the agreement; however, in the event of a change of control in the Company’s securities or assets pursuant to introductions specifically made by Mr. Dietl and Mr. DelGiorno to the Company, all of the options shall immediately vest 100% in conjunction with such event.  A change of control shall be defined as a change of ownership of 50% or more of the Company’s securities, or voting control thereof, or a transfer of more than 50% of the Company’s tangible and/or intangible assets.

Reimbursed Expenses

During the years ended December 31, 2010 and 2009, DCT reimbursed expenses incurred by related-party consultants totaling approximately $4,400 and $1,000, respectively.

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

Stock Options

DCT issues options under four different stock option plans as well as through employment agreements with key employees, executives and consultants (approved by the board of directors on a case-by-case basis).  Options generally vest over two to three years from the date of grant and expire seven years from the date of grant.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth, by the respective option plan, certain aspects of DCT’s stock options as of December 31, 2010:

	Option Approval Method			Options Outstanding and Options Available
Description	Board of Directors	Board of Directors and Shareholders	Total	Outstanding	Available For Future Grant	Total
2002 Amended and Restated Stock Option Plan	-	3,200,000	3,200,000	3,200,000	-	3,200,000
2006 Stock Option Plan	-	2,500,000	2,500,000	2,449,000	51,000	2,500,000
2009 Stock Option Plan	-	1,500,000	1,500,000	1,479,333	20,667	1,500,000
2010 Stock Option Plan	2,000,000	-	2,000,000	2,000,000	-	2,000,000
Key Personnel Option Grants	7,875,000	-	7,875,000	6,116,165	-	6,116,165
	9,875,000	7,200,000	17,075,000	15,244,498	71,667	15,316,165

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in DCT’s statements of operations (in thousands):

	Year Ended December 31,
	2010	2009
Selling, general and administrative	$813	$450
Research and development	127	75
	$940	$525

At December 31, 2010, DCT had approximately $2,115,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

Stock Option Activity and Outstanding

Additional information with respect to stock option activity is as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2008	9,295,498	$0.32
Granted	2,635,000	0.34	*
Cancelled	(575,000)	0.38
Outstanding at December 31, 2009	11,355,498	$0.32
Granted	4,250,000	0.42	*
Cancelled	(361,000)	0.43
Exercised	-	-
Outstanding at December 31, 2010	15,244,498	$0.34
Vested or expected to vest at December 31, 2010	14,594,497	$0.34

* Approximates the weighted-average fair value.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes all options outstanding and exercisable by price range as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$0.01	2,241,165	1.32	$0.01	2,241,165	$0.01
$0.29-$0.35	9,703,333	7.00	$0.31	3,555,826	$0.30
$0.60 - $0.70	3,300,000	7.66	$0.68	1,900,000	$0.69
	15,244,498			7,696,991

The “intrinsic value” of options is the excess of the value of DCT stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are expected to vest) was approximately $3,462,000 and $788,000 at December 31, 2010 and 2009, respectively. The total intrinsic value for exercisable options was $2,024,000 and $722,000 at December 31, 2010 and 2009, respectively. No options were exercised during the years ended December 31, 2010 or 2009.

Note 5 – Composition of Certain Financial Statement Captions

Inventories are summarized as follows (in thousands):

	December 31,
	2010	2009
Raw materials	$311	$726
Finished goods	1,419	948
	$1,730	$1,674

Fixed assets are summarized as follows (in thousands):

	December 31,
	2010	2009
Computer and office equipment	$111	$69
Tooling and product design	288	270
	399	339
Less: Accumulated depreciation	(254)	(163)
	$145	$176

Depreciation expense totaled $103,000 and $58,000 for the years ended December 31, 2010 and 2009, respectively.

Deferred revenue and customer deposits are summarized as follows (in thousands):

	December 31,
	2010	2009
Deferred revenue	$6	$85
Customer deposits	23	26
	$29	$111

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

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accrued compensation and benefits are summarized as follows (in thousands):

	December 31,
	2010	2009
Vacation	$87	$34
Bonuses	124	90
Executive severance(1)	246	-
Executive relocation(2)	255	-
	$712	$124

(1)Relates to the resignation of a DCT executive in November 2010.  See Note 11.
(2)Relates to the hiring of a DCT executive in November 2010.

Note 6 – Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Common stock equivalents were not considered in calculating diluted net loss per common share for the year ended December 31, 2009 as their effect would be anti-dilutive.  Common stock equivalents were taken into consideration in calculating diluted net income per common share for the year ended December 31, 2010.   The computation of DCT’s basic and diluted earnings per share for the year ended December 31, 2010 is as follows (in thousands, except per share amounts):

Net income available to common shareholders (A)	$279

Weighted average common shares outstanding (B)	20,581
Dilutive effect of employee equity incentive plans	6,412
Dilutive effect of warrants	99
Weighted average common shares outstanding, assuming dilution (C)	27,092

Basic earnings per common share (A)/(B)	$0.01
Diluted earnings per common share (A)/(C)	$0.01

The above calculation excluded 7,739,000 of stock options and warrants from the calculation of diluted earnings per common share as the exercise prices of these stock options and warrants were greater than or equal to the market value of the common shares.  Such options and warrants could be included in the calculation in the future if the market value of DCT’s common shares increases and is greater than the exercise price of these options and warrants.

Note 7 – Equity

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

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Investment has anti-dilution protection for eighteen months following the date of the IR Agreement.  Under the anti-dilution provisions, unless waived by NCR, issuances or deemed issuances of Common Stock with an effective price that is less than $1.036 (as adjusted), would result in the issuance of additional shares of Common Stock, determined on a full ratchet basis, to NCR.  See Note 8.

The NCR Option is exercisable at any time or from time to time for two years from the Purchase Date. The exercise price of the NCR Option is subject to adjustment for stock splits or combinations; dividends or distributions payable in shares of Common Stock; reclassifications, exchanges or substitutions; and reorganizations, mergers, consolidations or sales of assets.  The exercise price of the NCR Option is also subject to adjustment, on a full ratchet basis, for issuances or deemed issuances of Common Stock with an effective price that is less than the NCR Option exercise price then in effect.  See Note 8.

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

Under the provisions of the Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, the anti-dilution feature of the NCR Shares is a derivative instrument that requires bifurcation from the host contract and is recorded at fair value as a derivative liability.  The fair value of the anti-dilution feature of the NCR Shares was calculated using a custom Binomial option pricing model.  The approach and inputs were:

•	Developed a custom Binomial Model for the remaining term on the options.
•	Price movement in Total Shareholder Value of DCT was modeled using Cox, Ross and Rubinstein (“CRR”) method.
o	Volatility was derived from historical volatility for DCT and calculated over the respective remaining term of the derivative.
•	Estimated probability of a financing event taking place at each node.
o	Reviewed relationship between future equity fund raising and level of cash and other liquid instruments.
o	Used DCT’s financial projections to estimate probability of an equity financing event at each node.
•	Calculated the price of penultimate nodes based on value of full ratchet, weighted by the probability of a financing event at the node.
•	Risk-free interest rate was 0.42%.
•	Propagated values up the binomial tree to model an American Option with early exercise feature.

Based on the above, the anti-dilution feature of the NCR Shares was de minimis at the Purchase Date and at December 31, 2010.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Issuances - 2009

During the first quarter of 2009, DCT issued 25,000 shares of restricted common shares to a consultant for investor relations services.  The common shares have piggyback registration rights to the next registration statement filed by DCT.  DCT amortized the estimated fair value of the common shares ratably over the service period.  Accordingly, $11,000 was charged to selling, general and administrative expense and credited to additional paid-in capital during the year ended December 31, 2009.

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

Common Stock Repurchases

During the third quarter of 2010, DCT’s board of directors authorized DCT to repurchase (“DCT Stock Repurchase Plan”) and retire $2,500,000 of its common stock in open market transactions or privately negotiated transactions pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

Under this authorization, DCT repurchased 2,969,000 shares of common stock at a total cost of $2,197,000 through December 31, 2010.  DCT subsequently retired the shares.  As such, the Company accounted for the repurchase shares by recording a reduction to common stock and additional paid-in capital for the total cost.

The authorization does not have an expiration date, does not require DCT to purchase a specific number of shares and may be modified, suspended or terminated at any time.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

During the year ended December 31, 2009, DCT recorded $30,000 of accretion of preferred stock redemption value associated with its Series B Stock, which matured August 7, 2009.

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

Common Stock Warrants

Common Stock Warrants Issued for Consulting Services

In certain instances, DCT issues warrants to consultants for consulting services.  DCT issued warrants to purchase 620,000 shares of DCT common stock during the year ended December 31, 2010.  DCT did not issue any warrants for consulting services during the year ended December 31, 2009.  The initial value of such warrants was calculated using the Black-Scholes valuation model using the following assumptions:

Contractual Term	2.0
Weighted average expected volatility	175%
Weighted average expected dividend yield	0%
Weighted average risk free interest rate	0.61%

The total fair value of warrant issued during the year ended December 31, 2010 was $229,000.  DCT amortizes the fair value of the warrants ratably over the consulting agreement.  Accordingly, $74,000 (for warrants granted in 2010 with services rendered in 2010) and $100,000 (for warrants granted in 2008 with services rendered in 2009) was charged to selling, general and administrative expense and credited to additional paid-in capital during the years ended December 31, 2010 and 2009, respectively.  At December 31, 2010, DCT had approximately $155,000 of total unrecognized compensation cost related to such warrants. This cost is expected to be recognized over a weighted-average period of approximately 2 years.

Common Stock Warrant Activity and Outstanding

DCT had the following common stock warrant activity during the years ended December 31, 2010 and 2009:

Number of Shares
Outstanding at December 31, 2008	3,284,000
Issued (Note 9)	68,027
Converted to common stock	(650,000)
Cancelled	(25,000)
Expired (Series B Stock maturity)	(675,000)
Outstanding at December 31, 2009	2,002,027
Issued	620,000
Exercised	(180,822)
Cancelled	(1,643,178)
Outstanding at December 31, 2010	798,027

The following table summarizes certain aspects of DCT’s outstanding warrants as of December 31, 2010:

Warrants Issued in Connection with:	Number of Shares Outstanding and Vested	Exercise Price ($)	Issuance Date	Expiration Date
Consulting agreement	110,000	0.65	1/1/08	1/1/11
Consulting agreement	220,000	0.24-0.34	7/26/10	7/26/12
Consulting agreement	400,000	0.67	12/13/10	12/12/12
Bank line of credit	68,027	0.59	9/2/09	8/31/16
	798,027

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Fair Value

Under the provisions of ASC 820, Fair Value Measurements and Disclosures, the NCR Option (see Note 7) is adjusted to its fair value at the end of each reporting period using the Binomial option pricing model.  As of December 31, 2010, DCT estimated the fair value using the following assumptions: 0.61% risk-free interest rate, expected volatility of 118%, expected dividend yield of 0%, and remaining life equal to the remaining contractual life of the option.  The change in fair value each period is reported as non-operating gain or loss. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the value of the Company’s common stock as quoted on the OTC Bulletin Board. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the value of the Company’s common stock as quoted on the OTC Bulletin Board.

The NCR Option fair value is measured using Level 3 inputs, unobservable inputs to the valuation methodology that are significant to the measurement of the fair value, as defined by ASC 820.

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2010 and 2009 (in thousands):

	Fair Value of Stock Option Liability	Fair Value of Warrant Liability	Liability under Derivative Contracts	Total
Balance at December 31, 2008	$-	$350	$9	$359
Unrealized gain included in net loss (1)	-	-	(9)	(9)
Conversion of warrants to common stock (Note 7)	-	(350)	-	(350)
Balance at December 31, 2009	-	-	-	-
Issuance of stock option (Note 7)	1,544	-	-	1,544
Unrealized gain included in net income (1)	(733)	-	-	(733)
Balance at December 31, 2010	$811	$-	$-	$811

(1) Included as a component of non-operating income (expense).

Note 9 – Bank Line of Credit

Bank Line of Credit - 2009

During September 2009, DCT replaced its $3,000,000 existing line of credit (“LOC”) with a similar $2,000,000 LOC with a different commercial bank.  Borrowings under the LOC were limited to 75% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts (all as defined in the LOC agreement).  The LOC bore an annual interest rate of prime plus 2.00%, with a minimum interest rate of 4%.  Upon certain events of default (as defined in the LOC agreement), the interest rate increased to five percentage points above the interest rate applicable immediately prior to the default.  Additionally, the lender had the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.  Interest payments were due monthly and all unpaid interest and principal were due in full on September 2, 2010.

In connection with the 2009 LOC origination, DCT paid the lender a loan origination fee and legal fees which totaled approximately $20,000, and issued a warrant to purchase 68,027 shares of DCT’s Common Stock at $0.588 per share.   The loan origination fee and legal fees were recorded as deferred financing costs included in other current assets, and were amortized over the life of the loan to interest expense.  The $35,000 fair value of the warrants was determined using the Black-Scholes valuation model with the following assumptions: remaining contractual term of 7 years, 2.9% risk-free interest rate, expected volatility of 406% and expected dividend yield of 0%.  The fair value of the warrants was initially recorded as debt discount, with an offset to additional paid in capital, and was amortized over the life of the loan to interest expense.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Bank Line of Credit - 2010

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

During August 2010, DCT extended the maturity date of its $2,000,000 LOC to November 1, 2010.  As part of the extension, the borrowing base was modified to only include borrowings against 80% of eligible accounts receivable (as defined in the LOC agreement).  The inventory borrowing base was not extended as DCT does not require the borrowing capacity.  In connection with extension, DCT paid the lender a loan modification fee of $2,000, which was recorded as deferred financing costs and amortized over the life of the loan extension to interest expense.

During November 2010, DCT amended its LOC (“Amended LOC”).  The Amended LOC lowers the annual interest rate from prime plus 2.75% to prime plus 1.0% and extends the maturity date to November 15, 2011.  All other significant terms and conditions remain unchanged.

In connection with the Amended LOC, DCT paid the lender a fee of $5,000, which was recorded as deferred financing costs and is being amortized over the life of the loan to interest expense.

As of December 31, 2010, DCT was in compliance with all Amended LOC debt covenants and had unused borrowing capacity of $1,706,000.

Interest Expense Related to Amortization of Warrant Fair Values and Loan Origination Fee

During the year ended December 31, 2010, DCT recorded interest expense totaling $45,000 of which $23,000 was non-cash and related to the LOC warrants, and $22,000 related to amortization of deferred financing costs.

During the year ended December 31, 2009, DCT recorded interest expense totaling $18,000 of which $12,000 was non-cash and related to the LOC warrants, and $6,000 related to amortization of deferred financing costs.

Note 10 – Income Tax

DCT’s provision (benefit) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2010	2009
Current taxes:
Federal taxes	$11	$(11)
State taxes	91	(63)
	$102	$(74)

As of December 31, 2010 DCT has estimated available net operating loss carryforwards of approximately $8,162,000 and $5,100,000 for federal and state income tax purposes, respectively, which begin to expire in 2011 and 2012, respectively. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of net operating losses (“NOL”) and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). During the year ended December 31, 2008 management analyzed changes to DCT’s ownership and estimated the impact of such changes to DCT’s NOLs.  The aforementioned NOLs are based on management’s estimates and are limited to an annual limitation of approximately $500,000 per year.  During the years ended December 31, 2010 and 2009, DCT did not have any ownership changes that limit NOLs.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DCT believes sufficient uncertainty exists regarding the realization of net operating loss carryforwards and other timing differences for the periods presented. Accordingly, a valuation allowance has been provided for the entire amount related thereto. The valuation allowance decreased by approximately $12,000 for the year ended December 31, 2010 and increased by approximately $49,000 for the year ended December 31, 2009.

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2010	2009
U.S. Federal statutory rate (%)	35%	(35)%
State income taxes, net of federal income taxes	14	(18)
Effect of permanent differences and other	26	66
Use of NOLs	(79)	-
Alternative minimum tax (reversal)	-	(3)
Change in valuation allowance and other	31	(32)
	27%	(22)%

The deferred income tax asset consisted of the following (in thousands):

	December 31,
	2010	2009
Deferred tax assets
Federal net operating loss carryforwards	$2,857	$2,988
State net operating loss carryforwards	451	446
Capitalized R&D expenses and tax credits	-	39
Other	177	24
	3,485	3,497
Less: valuation allowance	(3,485)	(3,497)
	$-	$-

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

At December 31, 2010, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2010. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

The Company is subject to income tax in the U.S. federal jurisdiction and California.  DCT is no longer subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years ended on or before December 31, 2006 and December 31, 2005, respectively.  DCT has not filed its U.S. federal or state return for the year ended December 31, 2010.  These returns are considered open tax years as of the date of these consolidated financial statements.  No tax returns are currently under examination by any tax authorities.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Commitments and Contingencies

Operating Leases

DCT’s corporate office and warehouse space is an operating lease that extends through October 2015.  As of December 31, 2010, future minimum rental commitments under non-cancellable leases were as follows (in thousands):

Year Ending December 31,	Future Minimum Lease Payments
2011	$176
2012	207
2013	247
2014	265
Thereafter	234
$1,129

Rent expense was $284,000 and $222,000 for the years ended December 31, 2010 and 2009, respectively.

Employment Agreements

DCT maintains employment agreements with its executive officers which extend through 2011. The agreements provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, DCT maintains employment agreements with other key employees with similar terms and conditions.  As of the date of this report, agreements with termination payments totaling $1,391,000 remain in effect; of which $246,000 is included with accrued compensation and benefits on DCT’s balance sheet at December 31, 2010 to reflect the resignation of a DCT executive in November 2010.

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

During the year ended December 31, 2010, DCT recognized $36,000 of revenue originally deferred until product under the Development Agreement was sold.  Management does not believe the cancellation of the Development Agreement will have a material impact on DCT’s results of operations.

Litigation, Claims and Assessments

DCT experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT's financial condition, results of operations or cash flows.

Note 12 – Employee Benefits

DCT has a 401(k) plan for employees who are at least 21 years of age and have completed a minimum of 1,000 hours of service.  Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, but not in excess of the maximum amounts allowed under the Internal Revenue Code.  DCT contributions totaled $63,000 and $52,000 for the years ended December 31, 2010 and 2009, respectively.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Segment and Geographic Information

Segment Information

DCT operates in one segment: the design, development and delivery of various imaging technology solutions, most notably scanners.

Geographic Information

During the years ended December 31, 2010 and 2009, DCT recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product.  The following table summarizes total net sales attributable to significant countries (in thousands):

	Years Ended December 31,
	2010	2009
U.S.	$13,781	$10,664
Europe and other	822	779
Asia	246	86
	$14,849	$11,529

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Asia, and Europe (in thousands):

	December 31,
	2010	2009
U.S.	$6,674	$3,537
Europe and other	287	147
Asia	78	128
	$7,039	$3,812

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

Signature	Title	Date

/s/ David P. Clark
David P. Clark	Chief Executive Officer	March 16, 2011
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David P. Clark	Chief Executive Officer and Director	March 16, 2011
David P. Clark	(Principal Executive Officer)

/s/Edward Straw	Chairman	March 16, 2011
Edward Straw

/s/ Roseann Larson	Director	March 16, 2011
Roseann Larson

/s/ Jody R. Samuels	Director	March 16, 2011
Jody R. Samuels

/s/Darwin Hu	Director	March 16, 2011
Darwin Hu

/s/M. Carolyn Ellis	Chief Financial Officer	March 16, 2011
M. Carolyn Ellis	(Principal Financial Officer)