Form 10-Q
period 2011-03-31
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2011-05-16
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

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

The number of shares of Common Stock outstanding as of May 12, 2011 was 20,578,126.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements
DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$1,804	$2,322
Trade receivables	1,823	2,539
Inventories, net	2,220	1,730
Prepaid expenses and other current assets	103	259
Total current assets	5,950	6,850

Other non-current assets	38	44
Fixed assets, net	172	145
Total assets	$6,160	$7,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$–	$–
Trade payables to related parties	547	654
Trade payables and other accrued expenses	406	546
Accrued compensation and benefits	368	712
Deferred revenue and customer deposits	6	29
Income tax payable	–	100
Total current liabilities	1,327	2,041

Stock option liability	618	811
Long-term deferred rent	82	70

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock $.001 par value, 2,000 authorized, 0 issued and outstanding at March 31, 2011 and December 31, 2010
Common stock $.001par value, 50,000 authorized, 20,578 and 20,479 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	21	20
Additional paid-in capital	37,283	36,940
Accumulated deficit	(33,171)	(32,843)
Total stockholders’ equity	4,133	4,117
Total liabilities and stockholders’ equity	$6,160	$7,039

*Amounts derived from the audited financial statements for the year ended December 31, 2010.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010

Net sales	$3,582	$3,428

Cost of sales	2,377	2,103

Gross profit	1,205	1,325

Operating expenses:
Selling, general and administrative	1,417	966
Research and development	317	265
Total operating expenses	1,734	1,231

Operating (loss) income	(529)	94

Non-operating income (expense)	201	(36)

Net (loss) income before income taxes	(328)	58
Income tax expense	–	2

Net (loss) income	$(328)	$56

Earnings per common share – basic and diluted	$(0.02)	$0.00

Weighted average common shares outstanding:
Basic	20,512	19,406
Diluted	20,512	21,606

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2011	2010

Operating activities:
Net (loss) income	$(328)	$56
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation expense included in operating expenses	11	20
Depreciation expense included in cost of sales	11	42
Stock-based compensation cost – options	322	170
Fair value of warrants issued for services rendered	21	40
Interest expense attributable to amortization of debt issuance costs	1	15
Change in fair value of stock option liability	(193)	–
Changes in operating assets and liabilities:
Trade receivables	716	(530)
Inventories	(490)	144
Prepaid expenses and other current assets	130	11
Other non-current assets	6	–
Trade payables to related parties	(107)	7
Trade payables and other current liabilities	(484)	(94)
Income taxes payable	(100)	–
Deferred revenue and customer deposits	(23)	(21)
Long-term deferred rent	12	–
Cash used by operating activities	(495)	(140)

Investing activities:
Capital expenditures	(24)	(45)
Cash used by investing activities	(24)	(45)

Financing activities:
Net advances on bank line of credit	–	28
Deferred financing costs	–	(6)
Proceeds from exercise of common stock options	1	–
Cash provided by financing activities	1	22

Net decrease in cash and cash equivalents	(518)	(163)

Cash and cash equivalents at beginning of period	2,322	328

Cash and cash equivalents at end of period	$1,804	$165

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$–	$11
Income taxes	$110	$2

Non-cash investing and financing activities:
Transfer of deposits for leasehold improvements to fixed assets	$25	$–

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Note 1 – Background and Basis of Presentation

Organization

Document Capture Technologies, Inc. ("DCT" or "Company"), a Delaware corporation, develops, designs and delivers various imaging solutions to all types and sizes of enterprises including governmental agencies, large corporations, small corporations, small office-home office (“SOHO”), professional practices as well as consumers (referred to herein collectively as “Enterprises”) . DCT is a market leader in providing USB-powered scanning solutions to a wide variety of industries and market applications. The Company’s patented and proprietary page-image capture devices facilitate the way information is stored, shared and managed for both business and personal use.

Syscan, Inc., DCT’s wholly-owned subsidiary, was incorporated in California in 1995 to develop and manufacture a new generation of contact image sensors (“CIS”) that are complementary metal-oxide-silicon (“CMOS”) imaging sensor devices. During the late 1990s, the Company achieved many technical milestones and were granted numerous patents for it’s linear imaging technology. The Company’s patented CIS and mobile imaging scanner technology provides high quality images at extremely low power consumption levels, enabling DCT to deliver compact and lightweight scanners in a small footprint that are simple to use with a computer or integrate with new or existing systems.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2011. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011.

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

Note 2 – Recent Accounting Pronouncements

Multiple Element Arrangements Excluding Software

DCT occasionally enter into revenue arrangements that contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect DCT’s results of operations.

The Financial Accounting Standards Board issued amended revenue recognition guidance for arrangements with multiple deliverables by allowing management’s best estimate of selling price for individual elements of an arrangement when vendor specific evidence or third party evidence is unavailable.

Note 3 – Related-Party Transactions

Purchases

Historically, the Company has purchased the majority of its finished scanner imaging products from Shenzhen Syscan Technology (“SST”), a wholly-owned subsidiary of Syscan Technology Holdings Limited ("STH"). SST currently holds approximately 15% of DCT’s outstanding common stock.

Purchases from SST totaled $2,539,000 and $1,854,000 for the three months ended March 31, 2011 and 2010, respectively. All purchases from SST were carried out in the normal course of business. As a result of these purchases, DCT was liable to SST for $547,000 and $654,000 at March 31, 2011 and December 31, 2010, respectively.

Net Sales

During the three months ended March 31, 2011 and 2010, DCT recorded net sales totaling $11,000 and $46,000, respectively, for finished scanners sold to SST. The related cost of goods sold was $10,000 and $39,000 for the three months ended March 31, 2011 and 2010, respectively. All sales to SST contained similar terms and conditions as for other transactions of this nature entered into by DCT. At March 31, 2011, SST owed DCT $11,000.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Agreement to License Office Space

In April 2010, DCT entered into a two-year license agreement (“License”) with Beau Dietl & Associates (“BDA”) to license office space from BDA in New York City.  The purpose of the License is for DCT to have a physical presence in New York City.  In connection with the License, the Company paid BDA an upfront license fee of $50,000 as payment in full.  The $50,000 payment was capitalized and is being amortized, using the straight-line method, to selling, general and administrative expense over the term of the License.  In connection with the License, DCT recorded rent expense of $6,000 for the three months ended March 31, 2011.

The License can be cancelled by either party with 90 days written notice.

Legal Services Agreement

In September 2009, DCT entered into a legal services agreement (“Agreement”) with Jody R. Samuels, a director of the Company.  Pursuant to the Agreement, Mr. Samuels will provide certain legal services to us which will consist of assisting the Company in (i) the preparation of its periodic and other filings with the Securities and Exchange Commission (“SEC”), including proxy statements, special and annual meetings of shareholders, (ii) the negotiation of financing and corporate development transactions, (iii) preparation and review of documentation related to financing arrangements and corporate development transactions, (iv) preparing registration statements, and responding to any SEC inquiries/comment letters, (v) documenting corporate governance policies and procedures, and (vi) any other legal matters reasonably within the legal expertise of Mr. Samuels.

Pursuant to the Agreement, Mr. Samuels is paid $4,000 per month for a total of $12,000 for both the three months ended March 31, 2011 and 2010.  The Agreement may be cancelled by either party with 30 days prior written notice.

Consulting Services

In February 2011, DCT entered into a month-to-month product development arrangement with Darwin Hu, a current member of DCT’s board of directors, whereby Mr. Hu is assisting DCT with expanding current product offering.  The arrangement is cancellable by either party at any time.  Pursuant to the arrangement, Mr. Hu was paid $12,500 during the three months ended March 31, 2011.

Note 4 – Concentration of Credit Risk and Major Customers

Financial instruments that subject DCT to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents

DCT maintains cash balances at several banks.  Interest bearing accounts are at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Non-interest bearing accounts are 100% insured.  As of March 31, 2011, DCT had consolidated balances of approximately $1,209,000, which were not guaranteed by FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

Major Customers and Trade Receivables

A relatively small number of customers account for a significant percentage of DCT’s sales.  Customers that exceeded 10% of total revenues and accounts receivable were as follows:

	Three Months Ended March 31,
	2011		2010
Customer A	25%		26%
Customer B	21			*
Customer C	12			*
Customer D		*	20
Customer E		*	16

* Customer accounted for less than 10% for the period indicated.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Trade receivables from these customers totaled $1,328,000 at March 31, 2011.  As of March 31, 2011, all the Company's trade receivables were unsecured.

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

The following table sets forth, by the respective option plan, certain aspects of DCT’s stock options as of March 31, 2011:

	Option Approval Method			Options Outstanding and Options Available
Description	Board of Directors	Board of Directors and Shareholders	Total	Outstanding	Available For Future Grant	Total
2002 Amended and Restated Stock Option Plan	-	3,200,000	3,200,000	3,033,333	166,667	3,200,000
2006 Stock Option Plan	-	2,500,000	2,500,000	2,449,000	51,000	2,500,000
2009 Stock Option Plan	-	1,500,000	1,500,000	1,346,000	154,000	1,500,000
2010 Stock Option Plan (1)	3,500,000	-	3,500,000	1,650,000	1,850,000	3,500,000
Key Personnel Option Grants	7,875,000	-	7,875,000	6,017,315	-	6,017,315
	11,375,000	7,200,000	18,575,000	14,495,648	2,221,667	16,717,315

(1) On March 25, 2011, DCT’s board of directors increased the authorized number of shares that can be issued under DCT’s 2010 Stock Option Plan from 2,000,000 to 3,500,000.   See Note 14.

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

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in DCT’s Statements of Operations (in thousands):
	Three Months Ended March 31,
	2011	2010
Selling, general and administrative	$291	$138
Research and development	31	32
	$322	$170

At March 31, 2011, DCT had approximately $1,600,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

Stock Option Activity and Outstanding

DCT had the following stock option activity during the three months ended March 31, 2011:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2010	15,244,498	$0.34
Granted	-	-
Cancelled	(650,000)	0.31
Exercised	(98,850)	0.01
Outstanding at March 31, 2011	14,495,648	$0.35
Vested or expected to vest at March 31, 2011	14,495,648	$0.35

The following table summarizes all options outstanding and exercisable by price range as of March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.01	2,142,315	1.1	$0.01	2,142,315	$0.01
$0.29-$0.35	9,053,333	6.6	$0.31	3,555,826	$0.30
$0.60 - $0.70	3,300,000	7.4	$0.68	1,900,000	$0.69
	14,495,648			7,598,141

The “intrinsic value” of options is the excess of the value of DCT stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are expected to vest) at March 31, 2011 was approximately $2,141,000 at March 31, 2011.  The total intrinsic value of options outstanding at December 31, 2010 was $3,462,000, respectively.  The total intrinsic value for exercisable options was $1,402,000 and $2,024,000 at March 31, 2011 and December 31, 2010, respectively.  The total intrinsic value was $43,000 for options exercised during the three months ended March 31, 2011.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Note 7 – Fair Value

Under the provisions of the Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, DCT’s stock option liability is adjusted to its fair value at the end of each reporting period using the Binomial option pricing model.  As of March 31, 2011, DCT estimated the fair value using the following assumptions: 0.30% risk-free interest rate, expected volatility of 130%, expected dividend yield of 0%, and remaining life equal to the remaining contractual life of the option.  The change in fair value each period is reported as non-operating gain or loss. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the value of the Company’s common stock as quoted on the OTC Bulletin Board. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the value of the Company’s common stock as quoted on the OTC Bulletin Board.

The NCR Option fair value is measured using Level 3 inputs, unobservable inputs to the valuation methodology that are significant to the measurement of the fair value, as defined by ASC 820.

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2011 (in thousands):

Fair Value of Stock Option Liability
Balance at December 31, 2010	$811
Unrealized gain included in net loss (1)	(193)
Balance at March 31, 2011	$618

(1) Included as a component of non-operating income (expense).

Note 8 – Earnings per Common Share - Basic and Diluted

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Common stock equivalents of 4,937,000 were not considered in calculating DCT’s diluted earnings per common share for the three months ended March 31, 2011 as their effect would be anti-dilutive.  Common stock equivalents of 2,200,000 were taken into consideration in calculating diluted earnings per common share for the three months ended March 31, 2010, but the impact did not change earnings per common share.  As a result, for all periods presented, DCT’s basic and diluted earnings per share are the same.

Note 9 – Equity

Common Stock

During the three months ended March 31, 2011, DCT issued 98,850 shares of common stock upon the exercise of employee stock options.

DCT had no common stock activity during the three months ended March 31, 2010.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Common Stock Warrants

In certain instances, DCT issues warrants for consulting services.  DCT amortizes the fair value, as calculated on the issuance date using the Black-Scholes valuation model, of the warrants over the service period.  In connection with such common stock warrants issued and outstanding, DCT charged selling, general and administrative expense with the offset credit to additional paid in capital for $21,000 and $40,000 during the three months ended March 31, 2011 and 2010, respectively.

DCT did not issue any common stock warrants during the three months ended March 31, 2011 or the three months ended March 31, 2010.

The following table summarizes certain aspects of DCT’s outstanding warrants as of March 31, 2011:

Warrants Issued in Connection with:	Number of Shares Outstanding and Vested	Exercise Price ($)	Issuance Date	Expiration Date
Consulting agreement	220,000	0.24-0.34	7/26/10	7/26/12
Consulting agreement	400,000	0.67	12/13/10	12/12/12
Bank line of credit	68,027	0.59	9/2/09	8/31/16
	688,027

Note 10 – Bank Line of Credit

As of March 31, 2011, DCT had a $2,000,000 line of credit (“LOC”) at a commercial bank.  Borrowings under the LOC are limited to 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts.  The interest rate is prime (3.25% at March 31, 2011) plus 1.0%.   Interest payments are due monthly and all unpaid interest and principal is due in full on November 15, 2011.

Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default.  Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of March 31, 2011, DCT was in compliance with all LOC debt covenants and had unused borrowing capacity of $1,384,000.

Interest Expense Related to Amortization of Warrant Fair Values and Loan Origination Fee

During the three months ended March 31, 2011, DCT recorded interest expense totaling $1,000 related to amortization of deferred financing costs.

During the three months ended March 31, 2010, DCT recorded interest expense totaling $15,000 of which $6,000 related to amortization of deferred financing costs.  The remaining $9,000 was amortization of the fair value of warrants issued to the lender in September 2009.  See Note 9.

Note 11 – Commitments and Contingencies

Operating Leases

DCT occupies its corporate office and warehouse space through an operating lease that extends through October 2015.  As of March 31, 2011, future minimum rental commitments under non-cancellable leases were as follows (in thousands):

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Year Ending March 31,	Future Minimum Lease Payments
2012	$183
2013	218
2014	251
2015	270
Thereafter	164
$1,086

Employment Agreements

DCT maintains employment agreements with its executive officers which extend through 2012. The agreements provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, DCT maintains employment agreements with other key employees with similar terms and conditions.  As of March 31, 2011 termination payments totaling $1,183,000 remain in effect.

Litigation, Claims and Assessments

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT’s financial condition, results of operations or cash flows.

Note 12 –Inventories

Inventories at the end of each period were as follows (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$397	$311
Finished goods	1,823	1,419
	$2,220	$1,730

Note 13 – Segment and Geographic Information

Segment Information

DCT operates in one segment: the design, development and delivery of various imaging technology solutions, most notably scanners.

Geographic Information

During the three months ended March 31, 2011 and 2010, DCT recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product.  The following table summarizes total net sales attributable to significant countries (in thousands):

	Three Months Ended March 31,
	2011	2010
U.S.	$3,367	$3,105
Europe	204	277
Asia	11	46
	$3,582	$3,428

DOCUMENT CAPTURE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Europe and Asia (in thousands):

	March 31, 2011	December 31, 2010
U.S.	$5,710	$6,674
Europe and other	358	287
Asia	92	78
	$6,160	$7,039

Assets located in Asia relate to tooling equipment required to manufacture DCT’s product.  Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands.

Note 14 – Subsequent Events

Stock Option Grants

On April 6, 2011, DCT’s Compensation Committee granted an aggregate of 615,000 options to certain employees.  The options are exercisable for a period of ten years from the date of grant at an exercise price of $0.40 per share and vest as follows: one-third on April 6, 2012, one-third on April 6, 2013 and one-third on April 6, 2014.

Annual Stockholders’ Meeting

At DCT’s Annual Stockholders’ Meeting held on April 19, 2011, the stockholders holding the requisite number of votes approved each of the following actions: (1) elected each of the director nominees, (2) approved the Company’s 2010 Stock Option Plan, and (3) ratified the appointment of our independent registered public accounting firm.

Update to Manufacturing Facility Relocation

As previously disclosed, DCT’s manufacturer announced a relocation of its primary manufacturing facility from Shenzhen China, to Wuhan, Hubei China. The purpose of the relocation is for the manufacturer to reduce its direct and overhead costs, which should enable the manufacturer to provide better pricing to DCT.  Based on information provided by our manufacturer as of the date of this filing, we anticipate the new factory to be fully functional by June 2011 with minimal impact to the manufacturing process and DCT’s operations.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Document Capture Technologies, Inc.’s (“DCT” or “Company”) unaudited condensed consolidated financial statements and notes included herein.  The results described below are not necessarily indicative of the results to be expected in any future period.  Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.  Readers are referred to DCT’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 16, 2011.  We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

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

•
Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•
Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows as of and for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

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

Our disclosures of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2010 have not materially changed since that report was filed.

Results of Operations

The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change

Net sales	$3,582	$3,428	$154	4%

Cost of sales	2,377	2,103	274	13
As a percentage of sales	66.4%	61.3%

Selling, general and administrative expense	1,417	966	451	47
Research and development expense	317	265	52	20

Non-operating income (expense)	201	(36)	237	NM

Net income (loss)	(328)	56	(384)	NM

NM = Not Meaningful

Net Sales

The increased sales for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was attributable to a 6% increase in the number of scanners sold.  Such increase resulted from organic growth experienced by our existing, recurring customers.  Our weighted average selling price decreased slightly as a result of the mix of products sold.

International sales are strategically important to the growth of our business and represented 6% and 9% of our total sales during the three months ended March 31, 2011 and 2010, respectively.  We continue to focus on expansion internationally and are working toward broadening our product support and fulfillment capabilities in Europe, Middle East, Africa and Western Asia.

Although we continually concentrate on expanding our significant customer base, our revenue remains dependent on a small number of significant customers.  Total sales to significant customers (customers who represent more than 10% of our net sales) were 58% and 62% during the three months ended March 31, 2011 and 2010, respectively.   See Note 4 included in Part I, “Item 1- Financial Statements.”  The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

From time to time, our key customers place large orders causing our quarterly sales to fluctuate significantly.   Additionally, the timing of when we receive product to sell has a significant impact to our sales.  We expect both of these trends and resulting fluctuations to continue.

Cost of Sales, Including Gross Profit

Cost of sales includes all direct costs related to the purchase of scanners and imaging modules manufactured in China, and to services related to the delivery of those items.  To a lesser extent, cost of sales also includes engineering services, software royalties and depreciation of manufacturing equipment.  For scanners where the final assembly and test is completed in the U.S., additional labor costs are included.   Cost of sales as a percentage of sales during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was negatively impacted by a higher proportion of overall net sales generated from our less feature-rich products, which typically bear lower gross margins than our scanners with more product features.  To a lesser extent, cost of sales as a percentage of sales was negatively impacted by the currency fluctuations between the Chinese yuan and the U.S. dollar.

We expect our cost of sales as a percentage of net sales to fluctuate in the future as we experience changes in our product mix, work toward implementing further product cost reduction strategies, and expand our product offerings.

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

The increase in selling, general and administrative expense during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily attributable to the following:

•	Increased headcount and higher salaries to attract and retain talent required for business expansion.

•
Increased stock-based compensation costs (a non-cash charge).  Stock-based compensation cost was $291,000 and $138,000 for the three months ended March 31, 2011 and 2010, respectively.  See “Note 6 - Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q.

•	Increased travel associated with our efforts to expand (i) our product offerings, and (ii) our presence in international markets.

We anticipate that future selling, general and administrative expenses will fluctuate as we concentrate on growing our business and revenue base.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production.  The increased research and development expense during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily attributable to increased personnel expenses for internal engineers and external consultants.

We anticipate that research and development expense will continue to increase over the long term as a result of the growth of our existing products, new product opportunities and expansion into new markets and technologies. We remain committed to significant research and development efforts to extend our technology leadership in the imaging technology markets.

Non-Operating Income (Expense)

The most significant component of our non-operating income (expense) during the three months ended March 31, 2011 was $193,000 non-cash gain related to the decreased fair value of our stock option liability.  See “Note 7 – Fair Value” in Part I, Item 1 of this Form 10-Q.  Generally, DCT will report a non-cash gain during any accounting period in which there is a reported decrease in the value of the Company’s common stock as quoted on the OTC Bulletin Board.   Other, less impactful, components include non-cash interest expense related to amortization of warrants and realized loss on foreign currency transactions resulting from the currency fluctuation between the Euro and the US dollar.

The most significant components of our non-operating income (expense) during the three months ended March 31, 2010 were (i) interest expense totaling $25,000, of which $15,000 was attributable to amortization of debt issuance costs, and (ii) realized loss on foreign currency resulting from the devaluation of the Euro against the U.S. dollar.

Liquidity and Capital Resources

At March 31, 2011, principal sources of liquidity included cash and cash equivalents of $1,804,000 and an available borrowing capacity of $1,384,000 on our bank line of credit.  We had no significant cash outlays, except as part of our normal operations, during the three months ended March 31, 2011 or March 31, 2010.

The following table summarizes certain aspects of DCT’s liquidity (in thousands):

	As of or for the Three Months Ended March 31,
	2011	2010
Cash and cash equivalents	$1,804	$165
Working capital	4,623	2,696
Cash used by operating activities	(495)	(140)
Cash used by investing activities	(24)	(45)
Cash provided by financing activities	1	22

Operating activities:

Cash used by operations during the three months ended March 31, 2011 was primarily a result of our $328,000 net loss, $173,000 of net non-cash expenses and $340,000 net cash used by changes in operating assets and liabilities.  Cash used by operations during the three months ended March 31, 2010 was primarily a result of our $56,000 net income, $287,000 of net non-cash expenses and $483,000 net cash used by changes in operating assets and liabilities.

Net non-cash expenses include: depreciation expense, stock-based compensation cost for options, fair value of warrants issued for services rendered, non-cash interest expense, and change in fair value of stock option liability.
The most significant changes in operating assets and liabilities during the three months ended March 31, 2011included:

•	Accounts receivable decreased from the collection of receivables from a higher proportion of revenues during the fourth quarter of 2010
•	Inventories increased due to the shipment of products during April 2011, which were originally scheduled for shipment during March 2011.
•	Trade payables and other current liabilities decreased due to the one-time payment of severance obligations, which were accrued at December 31, 2010.

The most significant change in operating assets and liabilities during the three months ended March 31, 2010 was attributable to the increased accounts receivable as a results of increased revenues during the period.  The remaining changes in operating assets and liabilities during both the three months ended March 31, 2011 and 2010 were indicative of the normal operational fluctuations related to the timing of product shipments, trade receivable collections, inventory management, and timing of vendor payments.

We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in operating results, timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing activities:  Investing activities for both the three months ended March 31, 2011 and 2010 included capital purchases to support normal business operations.

Financing activities:  During the three months ended March 31, 2011, financing activities consisted of proceeds received from the exercise of employee stock options.  During the three months ended March 31, 2010, financing activities consisted of (i) negotiating an increase to our existing line of credit borrowing base, and (ii) $28,000 line of credit draw to meet short-term obligations incurred during the normal course of business.

Cash and Working Capital Requirements

Our financial position and strength has significantly improved during the last 12 months.  And as a result, we are able to actively pursue growth opportunities.  We anticipate using existing relationships and creating new strategic relationships that will enhance and expand our current product offerings, which could increase our revenues.  We believe the anticipated expansion into these new, but related, market segments will complement our existing business.  Such expansion may require us to incur additional expenses in the near term and may take some time to fully develop.  Additionally, there is no guarantee that our expansion will be successful.

Management believes that current cash and other sources of liquidity are sufficient to fund normal operations and our anticipated growth through the next 12 months.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One – Three	Four – Five
	Total	One Year	Years	Years

Operating lease obligations	$1,086	$183	$739	$164
Line of credit (1)	–	–	–	–
Total contractual cash obligations	$1,086	$183	$739	$164

(1) As of March 31, 2011, DCT had a $2,000,000 line of credit (“LOC”) at a commercial bank.  Borrowings under the LOC are limited to 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts.  The interest rate is prime (3.25% at March 31, 2011) plus 1.0%.   Interest payments are due monthly and all unpaid interest and principal is due in full on November 15, 2011.

Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default.  Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of March 31, 2011, DCT was in compliance with all LOC debt covenants and had unused borrowing capacity of $1,384,000.

Off-Balance Sheet Arrangements

At March 31, 2011, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

To the best of our knowledge, except for the commitments described in “Note 11 - Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, there are no other known trends or demands, commitments, events or uncertainties that existed at March 31, 2011, which are likely to have a material effect on our future liquidity.

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

Item 1A – Risk Factors

There have been no changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 16, 2011.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Removed and Reserved

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

Document Capture Technologies, Inc.

Date: May 16, 2011
/s/ David P. Clark
David P. Clark, Chief Executive Officer

Date: May 16, 2011
/s/ M. Carolyn Ellis
M. Carolyn Ellis
Chief Financial Officer