Form 10-Q
period 2011-06-30
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2011-08-15
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

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

The number of shares of Common Stock outstanding as of August 12, 2011 was 20,578,126.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$1,273	$2,322
Trade receivables	1,945	2,539
Inventories, net	2,108	1,730
Due from related parties, net	33	–
Prepaid expenses and other current assets	103	259
Total current assets	5,462	6,850

Other non-current assets	36	44
Fixed assets, net	149	145
Total assets	$5,647	$7,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$–	$–
Trade payables to related parties, net	–	654
Trade payables and other accrued expenses	549	546
Accrued compensation and benefits	272	712
Deferred revenue and customer deposits	26	29
Income tax payable	–	100
Total current liabilities	847	2,041

Stock option liability	541	811
Long-term deferred rent	94	70

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock $.001 par value, 2,000 authorized, 0 issued and outstanding at June 30, 2011 and December 31, 2010	–	–
Common stock $.001par value, 50,000 authorized, 20,578 and 20,479 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	21	20
Additional paid-in capital	37,627	36,940
Accumulated deficit	(33,483)	(32,843)
Total stockholders’ equity	4,165	4,117
Total liabilities and stockholders’ equity	$5,647	$7,039

*Amounts derived from the audited financial statements for the year ended December 31, 2010.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$3,849	$3,302	$7,431	$6,730

Cost of sales	2,497	2,022	4,874	4,125

Gross profit	1,352	1,280	2,557	2,605

Operating expenses:
Selling, general and administrative	1,431	986	2,848	1,952
Research and development	314	279	631	544
Total operating expenses	1,745	1,265	3,479	2,496

Operating (loss) income	(393)	15	(922)	109

Non-operating income (expense), net	81	52	282	16
Net (loss) income before income taxes	(312)	67	(640)	125
Income taxes	–	–	–	2

Net (loss) income	$(312)	$67	$(640)	$123

Basic (loss) income per common share	$(0.02)	$0.00	$(0.03)	$0.01
Diluted (loss) income per common share	$(0.02)	$0.00	$(0.03)	$0.01

Weighted average common shares outstanding	20,578	19,406	20,545	19,406
Weighted average common shares outstanding, assuming dilution	20,578	24,285	20,545	24,285

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2011	2010

Operating activities:
Net (loss) income	$(640)	$123
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation expense included in operating expenses	25	30
Depreciation expense included in cost of sales	20	31
Stock-based compensation cost – options	646	419
Fair value of warrants issued for services rendered	41	72
Interest expense attributable to amortization of debt issuance costs	3	32
Change in fair value of stock option liability	(270)	–
Changes in operating assets and liabilities:
Trade receivables	594	(519)
Inventories	(378)	343
Prepaid expenses and other	136	20
Due from related parties, net	(33)	–
Trade payables to related parties, net	(654)	(194)
Trade payables and other current liabilities	(437)	(42)
Income taxes payable	(100)	–
Deferred revenue and customer deposits	(3)	(61)
Long-term deferred rent	24	–
Cash (used) provided by operating activities	(1,026)	254

Investing activities:
Capital expenditures	(24)	(45)
Cash used by investing activities	(24)	(45)

Financing activities:
Net payments on bank line of credit	–	(225)
Proceeds from exercise of common stock options	1	–
Deferred financing costs	–	(6)
Cash provided (used) provided by financing activities	1	(231)

Net decrease in cash and cash equivalents	(1,049)	(22)

Cash and cash equivalents at beginning of period	2,322	328

Cash and cash equivalents at end of period	$1,273	$306

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$–	$16
Income taxes	$110	$2

Non-cash investing and financing activities:
Transfer of deposits for leasehold improvements to fixed assets	$25	$–

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

Syscan, Inc., DCT’s wholly-owned subsidiary, was incorporated in California in 1995 to develop and manufacture a new generation of contact image sensors (“CIS”) that are complementary metal-oxide-silicon (“CMOS”) imaging sensor devices. During the late 1990s, DCT established many technical milestones and was granted numerous patents for its linear imaging technology. DCT’s patented CIS and mobile imaging scanner technology provides high quality images at extremely low power consumption levels allowing delivery of lightweight and compact scanners in a form ideally suited for laptop or desktop computer users who need a small, lightweight device to scan documents.

DCT’s business model was developed around intellectual property (“IP”) driven products sold primarily to original equipment manufacturers (“OEM”), private label brands and value added resellers (“VAR”).  Our image scanning products can be found in a variety of applications including, but not limited to, the following:

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2011. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011.

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

Certain accounts have been reclassified to conform to the current period presentation.  Such reclassifications did not affect DCT’s total net sales, operating income (loss), net income (loss), financial position or liquidity.

Note 2 – Recent Accounting Pronouncements

Multiple Element Arrangements Excluding Software

DCT occasionally enters into revenue arrangements that contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect DCT’s results of operations.

The Financial Accounting Standards Board (“FASB”) issued amended revenue recognition guidance for arrangements with multiple deliverables by allowing management’s best estimate of selling price for individual elements of an arrangement when vendor-specific evidence or third party evidence is unavailable.

Comprehensive Income

The FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on DCT’s financial statements.

Fair Value

The FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on DCT’s financial statements.

Note 3 – Related-Party Transactions

Purchases

Historically, DCT has purchased the majority of its finished scanner imaging products from various related entities (referred to collectively as “Scanner Manufacturers”) owned by a DCT stockholder who currently owns approximately 15% of DCT’s outstanding common stock.

The Scanner Manufacturers purchase the non-critical raw materials, parts and components.  DCT procures the critical components required to manufacture its proprietary scanners.  Subsequently, the Scanner Manufacturers reimburse DCT for the cost of procuring these critical components.

Purchases from Scanner Manufacturers totaled $2,287,000 and $4,826,000 for the three and six months ended June 30, 2011, respectively, and $1,632,000 and $3,486,000 for the three and six months ended June 30, 2010, respectively.  All purchases to and from Scanner Manufacturers were carried out in the normal course of business.  As a result of the aforementioned purchases, the net due from related parties was $33,000 at June 30, 2011 and the net due to related parties was $654,000 at December 31, 2010.

At June 30, 2011, the amount due from related parties for critical components exceeded the amount owed to related parties for inventory purchases.  Reimbursements by related parties for critical components were temporarily delayed while the factory, which manufactures DCT’s scanners, was relocated from Shenzhen, China to Wuhan, China.  The new building was successfully completed and the factory was fully operational on June 1, 2011.  As such, DCT does not expect future reimbursements to be delayed.

Net Sales

During the six months ended June 30, 2011, DCT recorded sales and cost of sales of $11,000 and $10,000, respectively, to Scanner Manufacturers for finished scanners.  DCT had no sales to Scanner Manufacturers during the three months ended June 30, 2011.

During the three and six months ended June 30, 2010, DCT recorded sales of $24,000 and $70,000, respectively, to Scanner Manufacturers for finished scanners.  The related costs of sales were $21,000 and $60,000, respectively.

All sales to Scanner Manufacturers contained similar terms and conditions as for other transactions of this nature entered into by DCT.

The above sales were all made under an exclusive license agreement between DCT and Scanner Manufacturers dated January 1, 2009.  On June 10, 2011, DCT terminated the agreement.

Consulting Services

In February 2011, DCT entered into a month-to-month product development arrangement with Darwin Hu, a current member of DCT’s board of directors, whereby Mr. Hu is assisting DCT with expanding the current product offering.  The arrangement is cancellable by either party at any time.  Pursuant to the arrangement, Mr. Hu was paid $33,000 and $46,000 during the three and six months ended June 30, 2011, respectively.

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

Pursuant to the Agreement, Mr. Samuels is paid $4,000 per month for a total of $12,000 and $24,000 for the three and six months ended June 30, 2011, respectively.  Mr. Samuels was paid $12,000 and $24,000 for the three and six months ended June 30, 1010.

The Agreement may be cancelled by either party with 30 days prior written notice.

Agreement to License Office Space

On April 26, 2010, DCT entered into a two-year license agreement (“License”) with Beau Dietl & Associates (“BDA”) to license office space from BDA in New York City.  The purpose of the License is for DCT to have a physical presence in New York City.  In connection with the License, the Company paid BDA an upfront license fee of $50,000 as payment in full.  The $50,000 payment was capitalized and is being amortized, using the straight-line method, to selling, general and administrative expense over the term of the License.  In connection with the License, DCT recorded rent expense of $7,000 and $13,000 for the three and six months ended June 30, 2011, respectively; and $4,000 for both the three and six months ended June 30, 2010.

The License can be cancelled by either party with 90 days written notice.

Note 4 – Concentration of Credit Risk and Major Customers

Financial instruments that subject DCT to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents

DCT maintains cash balances at several banks. Cash accounts maintained in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Non-interest bearing accounts are 100% insured.  As of June 30, 2011, DCT had consolidated balances of approximately $371,000, which were not guaranteed by the FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

Major Customers and Trade Receivables

A relatively small number of customers account for a significant percentage of DCT’s sales.  Customers that exceeded 10% of total revenues and accounts receivable were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
Customer A	20%	*	%	16%	*	%
Customer B	19	17		20	11
Customer C	19	15		13	15
Customer D	12	11		18	19
Customer E	*	16		*	18
Customer F	*	10		*	*

* Customer accounted for less than 10% for the period indicated.

Trade receivables from all significant customers at June 30, 2011 totaled $1,550,000.  As of June 30, 2011, all the Company's trade receivables were unsecured.

Note 5 – Concentration of Supplier Risk

Manufacturing.  DCT purchases substantially all finished scanner imaging products from one source.  See Note 3.  If this source became unable or unwilling to provide materials in a timely manner and DCT was unable to find alternative vendors, DCT's business, operating results and financial condition would be materially adversely affected.

Components.  DCT purchases some controller chips that are sole-sourced, as they are specialized devices.  To date, DCT has been able to obtain adequate component supplies from existing sources.  If in the future DCT became unable to obtain sufficient quantities of required materials, components or subassemblies, or if such items do not meet quality standards, delays or reductions in product shipments could occur, and this could harm DCT’s business, operating results and financial condition.  DCT is currently implementing alternative product designs to mitigate this existing risk.

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

The following table sets forth, by the respective option plan, certain aspects of DCT’s stock options as of June 30, 2011:

	Option Approval Method			Options Outstanding and Options Available
Description	Board of Directors	Board of Directors and Shareholders	Total	Outstanding	Available For Future Grant	Total
2002 Amended and Restated Stock Option Plan	-	3,200,000	3,200,000	2,280,000	920,000	3,200,000
2006 Stock Option Plan	-	2,500,000	2,500,000	2,449,000	51,000	2,500,000
2009 Stock Option Plan	-	1,500,000	1,500,000	1,179,333	320,667	1,500,000
2010 Stock Option Plan	-	3,500,000	3,500,000	2,265,000	1,235,000	3,500,000
Key Personnel Option Grants	7,875,000	-	7,875,000	6,017,315	-	6,017,315
	7,875,000	10,700,000	18,575,000	14,190,648	2,526,667	16,717,315

Stock Options

DCT issues options under four different stock option plans as well as through employment agreements with key employees, executives and consultants (approved by the board of directors on a case-by-case basis).  Options generally vest over two to three years from the date of grant and expire seven to ten years from the date of grant.

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in DCT’s Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Selling, general and administrative	$293	$218	$584	$356
Research and development	31	31	62	63
Total	$324	$249	$646	$419

At June 30, 2011, DCT had approximately $1,494,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

Stock Option Activity and Outstanding

DCT had the following stock option activity during the six months ended June 30, 2011:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2010	15,244,498	$0.34
Granted	695,000	0.41
Exercised	(98,850)	(0.01)
Cancelled	(1,650,000)	(0.40)
Outstanding at June 30, 2011	14,190,648	$0.34

The following table summarizes all options outstanding and exercisable by price range as of June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.01	2,142,315	0.8	$0.01	2,142,315	$0.01
$0.29-$0.45	9,148,333	6.5	$0.31	4,039,160	$0.30
$0.60 - $0.70	2,900,000	7.4	$0.68	1,500,000	$0.69
	14,190,648			7,681,475

The “intrinsic value” of options is the excess of the value of DCT stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are expected to vest) was approximately $1,973,000 at June 30, 2011.  The total intrinsic value of options outstanding at December 31, 2010 was $3,462,000.  The total intrinsic value for exercisable options was $1,410,000 and $2,024,000 at June 30, 2011 and December 31, 2010, respectively.  The total intrinsic value was $43,000 for options exercised during the six months ended June 30, 2011.

Note 7 – Fair Value

Under the provisions of the Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, DCT’s stock option liability is adjusted to its fair value at the end of each reporting period using the Binomial option pricing model.  As of June 30, 2011, DCT estimated the fair value using the following assumptions: 0.19% risk-free interest rate, expected volatility of 141%, expected dividend yield of 0%, and remaining life equal to the remaining contractual life of the option.  The change in fair value each period is reported as non-operating gain or loss. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the value of the Company’s common stock as quoted on the OTC Bulletin Board. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the value of the Company’s common stock as quoted on the OTC Bulletin Board.

The NCR Option fair value is classified as a Level 3  fair value, as unobservable inputs to the valuation methodology are significant to the measurement of the fair value, as defined by ASC 820.

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2011 (in thousands):

Fair Value of Stock Option Liability
Balance at December 31, 2010	$811
Unrealized gain included in net loss (1)	(270)
Balance at June 30, 2011	$541

(1) Included as a component of non-operating income (expense).

Note 8 – Basic and Diluted Net Income (Loss) Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Common stock equivalents of 4,656,000 were not considered in calculating DCT’s diluted earnings per common share for the three and six months ended June 30, 2011 as their effect would be anti-dilutive.  Common stock equivalents of 4,879,000 were taken into consideration in calculating diluted earnings per common share for the three and six months ended June 30, 2010, but the impact did not change earnings per common share.  As a result, for all periods presented, DCT’s basic and diluted earnings per share are the same.

Note 9 – Equity

Common Stock

During the six months ended June 30, 2011, DCT issued 98,850 shares of common stock upon the exercise of employee stock options.

DCT had no common stock activity during the six months ended June 30, 2010.

Common Stock Warrants

In certain instances, DCT issues warrants for consulting services.  DCT amortizes the fair value, as calculated on the issuance date using the Black-Scholes valuation model, of the warrants over the service period.  DCT did not issue any common stock warrants during the six months ended June 30, 2011.  For warrants issued during the six months ended June 30, 2010, DCT estimated the fair value using the following weighted average assumptions: contractual term of two years, 0.6% risk-free interest rate, expected volatility of 285% and expected dividend yield of 0%.

In connection with such common stock warrants issued and outstanding, DCT charged selling, general and administrative expense with the offset credit to additional paid in capital for $20,000 and $32,000 during the three months ended June 30, 2011 and 2010, respectively; and $41,000 and $72,000 during the six months ended June 30, 2011 and 2010, respectively

The following table summarizes certain aspects of DCT’s outstanding warrants as of June 30, 2011:

Warrants Issued in Connection with:	Number of Shares Outstanding and Vested	Exercise Price ($)	Issuance Date	Expiration Date
Consulting agreement	220,000	0.24-0.34	7/26/10	7/26/12
Consulting agreement	400,000	0.67	12/13/10	12/12/12
Bank line of credit	68,027	0.59	9/2/09	8/31/16
	688,027

Note 10 – Bank Line of Credit

As of June 30, 2011, DCT had a $2,000,000 line of credit (“LOC”) at a commercial bank.  Borrowings under the LOC are limited to 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts.  The interest rate is prime (3.25% at June 30, 2011) plus 1.0%.   Interest payments are due monthly and all unpaid interest and principal is due in full on November 15, 2011.

Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default.  Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of June 30, 2011, DCT was in compliance with all LOC debt covenants and had unused borrowing capacity of $1,478,000.  See Note 14.

Note 11 – Commitments and Contingencies

Operating Leases

DCT occupies its corporate office and warehouse space through an operating lease that extends through October 2015.  As of June 30, 2011, future minimum rental commitments under non-cancellable leases were as follows (in thousands):

Year Ending June 30,	Future Minimum Lease Payments
2012	$190
2013	228
2014	256
2015	275
Thereafter	94
$1,043

Employment Agreements

DCT maintains employment agreements with its executive officers and key employees.  The agreements provide for termination payments, stock options, non-competition provisions, and other terms and conditions of employment.   As of June 30, 2011, termination payments totaling $1,293,000 remain in effect.  See note 14.

Research and Development Agreement

During the second quarter of 2011, the Company entered into an agreement (“Development Agreement”) with a customer to develop scanners to meet the customer’s specific product requirements.  Revenue and the associated cost of revenue are recognized based on a percentage-of-completion estimate.  During the three months ended June 30, 2011, DCT recognized revenue of $19,000 and deferred revenue of $22,000 based on an estimated percentage of completion.

Litigation, Claims and Assessments

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT’s financial condition, results of operations or cash flows.

Note 12 –Inventories

Inventories at the end of each period were as follows (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$176	$311
Finished goods	1,932	1,419
	$2,108	$1,730

Note 13 – Segment and Geographic Information

Segment Information

DCT operates in one segment: the design, development and delivery of various imaging technology solutions, most notably scanners.

Geographic Information

During the three and six months ended June 30, 2011 and 2010, DCT recorded net sales throughout the U.S., Europe and other, and Asia as determined by the final destination of the product.  The following table summarizes total net sales attributable to significant countries (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
U.S.	$3,676	$3,088	$7,043	$6,193
Europe and other	173	190	377	467
Asia	-	24	11	70
	$3,849	$3,302	$7,431	$6,730

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Europe and Asia (in thousands):

	June 30, 2011	December 31, 2010
U.S.	$5,710	$6,674
Europe and other	358	287
Asia	92	78
	$6,160	$7,039

Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands.  Assets located in Asia relate to tooling equipment required to manufacture DCT’s product.

Note 14 – Subsequent Events

Standby Letter of Credit

On June 3, 2011, DCT and Microtek International (“Microtek”) entered into an agreement (“Microtek Agreement”) giving DCT exclusive distribution rights for four of Microtek’s leading products, which expand and complement DCT’s current products.  Microtek is a multi-national designer, developer and manufacturer of proprietary scanner technology.

To support anticipated purchases under the Microtek Agreement, DCT arranged for the issuance to Microtek of a $300,000 standby letter of credit that may be drawn upon by Microtek in the event that timely payment is not made for the products purchased.  As a result, the borrowing capacity on DCT’s line of credit decreased by $300,000 to $1,178,000 on July 6, 2011.  The standby letter of credit will continue to reduce our available borrowing capacity by $300,000 until Microtek no longer requires the guarantee, or until July 6, 2012, at which time the current guarantee terminates.

Employment Agreement

In July 2011, DCT entered into an employment agreement with a key senior employee, which increased DCT’s termination payment commitment to $1,457,000.  See note 11.

Stock Option Grant

In July 2011, the Company’s Compensation Committee issued 198,710 options to an officer of the Company pursuant to the 2002 Amended and Restated Stock Option Plan.  The options are exercisable for a period of ten years from the date of grant at an exercise price of $0.45 per share and vest as follows: one-half on November 3, 2011 and one-half on November 3, 2012.

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

Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying unaudited, condensed, consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A sections are organized as follows:

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

•
Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010.  A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•
Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows as of and for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

•
Contractual Obligations, Off-Balance-Sheet Arrangements, and Trends.  As of June 30, 2011, an overview of (i) contractual obligations, contingent liabilities and commitments, including an expected payment schedule, (ii) an explanation of off-balance-sheet arrangements, and (iii) known trends.

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

Our strategy includes a plan to expand our document/image-capture product line and technology while leveraging our assets in other areas of the imaging industry as new technologies emerge.  In support of our expansion strategy, we entered an agreement with Microtek International (“Microtek”) on June 3, 2011.  Microtek International (“Microtek”) is a Taiwan-based multi-national designer, developer and manufacturer of proprietary scanner technology.  The agreement (“Microtek Agreement”) gives us exclusive rights to distribute four of Microtek's leading products in North America.  The Microtek agreement immediately increases and augments DCT's already industry-leading image capture offerings across a broad range of price points and functionality.  We anticipate the new Microtek products to appeal to our existing customers as well as creating revenue opportunities with new customers.

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

Results of Operations

The following table summarizes certain aspects of our results of operations for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$	%	2011	2010	$	%

Net sales	$3,849	$3,302	$547	17%	$7,431	$6,730	$701	10%
Cost of sales	2,497	2,022	475	23	4,874	4,125	749	18

As a percentage of sales	64.9%	61.2%			65.6%	61.3%

Selling, general and administrative expense	1,431	986	445	45	2,848	1,952	896	46
Research and development expense	314	279	35	13	631	544	87	16

Non-operating income (expense)	81	52	NM	NM	282	16	NM	NM

NM = Not Meaningful

Net Sales

Net sales grew for all periods presented resulting from an 11% and 9% increased number of unit sales for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively.  The majority of the increase was attributable to organic growth experienced by our existing, recurring customers.  Our weighted average selling price was positively impacted by the mix of products and product configurations sold, offset slightly by certain volume-related discounts.

Our international sales continue to be a strategic component of our business.  International revenues as a percentage of revenues remain fairly consistent:  4% and 6% for the three months ended June 30, 2011 and 2010, respectively; and 5% and 8% for the six months ended June 30, 2011 and 2010, respectively.  The majority of our international revenues are in Europe.

Although we continue to concentrate on expanding our significant customer base, our revenue remains dependent on a small number of significant customers.  Total sales to significant customers (customers who represent more than 10% of our net sales) as a percentage of total sales were 70% and 69% during the three months ended June 30, 2011 and 2010, respectively; and 67% and 63% during the six months ended June 30, 2011 and 2010, respectively.  See Note 4 included in Part I, “Item 1- Financial Statements.”  The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

From time to time, our key customers place large orders causing our quarterly sales to fluctuate significantly.   Additionally, the timing of when we receive product to sell has a significant impact to our sales.  We expect both of these trends and resulting fluctuations to continue.

Cost of Sales, Including Gross Profit

Cost of sales includes all direct costs related to the purchase of scanners and imaging modules manufactured in China, and to services related to the delivery of those items.  To a lesser extent, cost of sales also includes engineering services, software royalties and depreciation of manufacturing equipment.  For scanners where the final assembly and test is completed in the U.S., additional labor costs are included.   Cost of sales as a percentage of sales during both the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 was negatively impacted by (i) certain volume-related discounts discussed above, and (ii) a higher proportion of overall net sales generated from our less feature-rich products, which typically bear lower gross margins than our scanners with more product features.

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

The increase in selling, general and administrative expense during the three and six months ended June 30, 2011compared to the three and six months ended June 30, 2010 was primarily attributable to the following:

•	Increased headcount and higher salaries to attract and retain talent required for business expansion.

•
Increased stock-based compensation costs (a non-cash charge).  Stock-based compensation cost was $293,000 and $218,000 for the three months ended June 30, 2011 and 2010, respectively.   Stock-based compensation cost was $584,000 and $356,000 for the six months ended June 30, 2011 and 2010, respectively.  See “Note 6 - Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q.

•	Increased consulting costs due to IT upgrades, market development, and personnel recruitment.

•	Increased travel associated with our efforts to expand our (i) product offerings, (ii) customer base, as well as sales to existing customers, and (iii) presence in international markets.

We anticipate that future selling, general and administrative expenses will fluctuate as we concentrate on growing our business and revenue base.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production.  The increased research and development expense during the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 was primarily attributable to increased personnel expenses for internal engineers and external consultants.

We anticipate that research and development expense will continue to increase over the long term as a result of the growth of our existing products, new product opportunities and expansion into new markets and technologies. We remain committed to significant research and development efforts to extend our technology leadership in the imaging technology markets.

Non-Operating Income (Expense)

During the three and six months ended June 30, 2011, we recorded gains of $77,000 and $270,000, respectively, to reflect the decreased fair value of our stock option liability.  See “Note 7 – Fair Value” in Part I, Item 1 of this Form 10-Q.  Generally, DCT will report a non-cash gain during any accounting period in which there is a reported decrease in the value of the Company’s common stock as quoted on the OTC Bulletin Board.

The most significant components of our non-operating income (expense) during the three and six months ended June 30, 2010 were (i) cash payment received in June 2010 as settlement for two pending lawsuits and other legal issues, (ii) interest expense on our line of credit, and (iii) realized gain (loss) on foreign currency transactions resulting from the currency fluctuations.

Liquidity and Capital Resources

At June 30, 2011, principal sources of liquidity included cash and cash equivalents of $1,273,000 and an available borrowing capacity of $1,478,000 on our bank line of credit.  To support anticipated purchases under the Microtek Agreement, DCT arranged for the issuance to Microtek of a $300,000 standby letter of credit that may be drawn upon by Microtek in the event that timely payment is not made for the products purchased.  As a result, the borrowing capacity on DCT’s line of credit decreased by $300,000 to $1,178,000 on July 6, 2011.  The standby letter of credit will continue to reduce our available borrowing capacity by $300,000 until Microtek no longer requires the guarantee or until July 6, 2012, at which time the current guarantee terminates.

We had no significant cash outlays, except as part of our normal operations, during the six months ended June 30, 2011 or June 30, 2010.

The following table summarizes certain aspects of DCT’s liquidity (in thousands):

	As of or for the Six Months Ended June 30,
	2011	2010
Cash and cash equivalents	$1,273	$306
Line of credit	-	-
Working capital	4,615	3,022
Cash (used) provided by operating activities	(1,026)	254
Cash used by investing activities	(24)	(45)
Cash provided (used) by financing activities	1	(231)

Operating activities:    During the six months ended June 30, 2011, our operating activities used $1,026,000 of cash.  This was a result of our $640,000 net loss, $465,000 of net non-cash expenses, and $851,000 net cash used by changes in operating assets and liabilities.  During the six months ended June 30, 2010, our operating activities provided $254,000 of cash.  This was a result of our $123,000 net income, $584,000 of net non-cash expenses, and $453,000 net cash used by changes in operating assets and liabilities.

Net non-cash expenses include: depreciation expense, stock-based compensation cost for options, fair value of warrants issued for services rendered, non-cash interest expense, and change in fair value of stock option liability.
The changes in operating assets and liabilities during the six months ended June 30, 2011 included:

•
Accounts receivable decreased due to the timing of shipments to, and the collection of cash from, customers.  Specifically, we experienced significant shipments at the end of the fourth quarter of 2010 that were collected during the first quarter of 2011.

•	Inventories increased primarily due to timing of shipments from the factory and to customers.

•	Trade payables and other current liabilities decreased due to the payments of severance and executive relocation obligations during the first quarter of 2011, which were accrued at December 31, 2010.

•
Trade payables to related parties, net decreased and Due from related parties, net increased due to timing of payments, and shipment of (i) inventory purchased from related parties and (ii) critical components used to manufacture inventory, purchased by DCT, and subsequently reimbursed by related parties.  At June 30, 2011, the amount due from related parties for critical components exceeded the amount owed to related parties for inventory purchases.  Reimbursements by related parties for critical components were temporarily delayed while the factory, which manufactures DCT’s scanners, was relocated from Shenzhen, China to Wuhan, China.  The new building was successfully completed and the factory was fully operational on June 1, 2011.  As such, DCT does not expect future reimbursements to be delayed.

The most significant change in operating assets and liabilities during the six months ended June 30, 2010 was attributable to the increased accounts receivable as a results of increased revenues during the period.

The remaining changes in operating assets and liabilities during both the six months ended June 30, 2011 and 2010 were indicative of the normal operational fluctuations related to the timing of product shipments, trade receivable collections, inventory management, and timing of vendor payments.

We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in operating results, timing of product shipments, trade receivables collections, inventory management including the  expansion of our product offerings, and timing of vendor payments.

Investing activities:  Investing activities for both the six months ended June 30, 2011 and 2010 included capital purchases to support normal business operations.

Financing activities:  During the six months ended June 30, 2011, financing activities consisted of proceeds received from the exercise of employee stock options.  During the six months ended June 30, 2010, financing activities consisted of (i) negotiating an increase to our existing line of credit borrowing base, and (ii) $225,000 line of credit payment as part of normal working capital management.

Cash and Working Capital Requirements

Our financial position and strength has significantly improved during the last 12 months, which has provided us the ability to actively pursue growth opportunities.  Specifically, during June 2011, we entered into the Microtek Agreement as previously discussed.  While this new strategic relationship increases our product offerings, resulting in significant revenue opportunities from new and existing customers, it could constrain working capital in the near term.

In addition to the new Microtek relationship, we anticipate entering into other strategic relationships that will enhance and expand our current product offerings, which could increase our revenues.  We believe the anticipated expansion into these new, but related, market segments will complement our existing business.  Such expansion may require us to incur additional expenses in the near term and may take some time to fully develop.  Additionally, there is no guarantee that our expansion will be successful.

Management believes that current cash and other sources of liquidity are sufficient to fund normal operations and our anticipated growth through the next 12 months.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One – Three	Four – Five
	Total	One Year	Years	Years

Operating lease obligations	$1,043	$190	$759	$94
Line of credit (1)	–	–	–	–
Total contractual cash obligations	$1,043	$190	$759	$94

(1) As of June 30, 2011, DCT had a $2,000,000 line of credit (“LOC”) at a commercial bank.  Borrowings under the LOC are limited to 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts.  The interest rate is prime (3.25% at June 30, 2011) plus 1.0%.   Interest payments are due monthly and all unpaid interest and principal is due in full on November 15, 2011.

Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default.  Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.  As of June 30, 2011, DCT was in compliance with all LOC debt covenants.

Off-Balance Sheet Arrangements

At June 30, 2011, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

To the best of our knowledge, except for the commitments described in “Note 11 - Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, there are no other known trends or demands, commitments, events or uncertainties that existed at June 30, 2011, which are likely to have a material effect on our future liquidity.

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

Document Capture Technologies, Inc.

Date: August 15, 2011
/s/ David P. Clark
David P. Clark, Chief Executive Officer

Date: August 15, 2011
/s/ M. Carolyn Ellis
M. Carolyn Ellis Chief Financial Officer