Form 10-Q/A
period 2011-06-30
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2011-08-30
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of Common Stock outstanding as of August 30, 2011 was 20,578,126.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q within the 30 day grace period provided for the initial submissions of interactive data files, as required by Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the financial statements and related notes from our Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6 - Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – David P. Clark	Incorporated by reference to Exhibit 31.1 to Form 10-Q as filed August 15, 2011
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Incorporated by reference to Exhibit 31.2 to Form 10-Q as filed August 15, 2011
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act – David P. Clark	Incorporated by reference to Exhibit 32.1 to Form 10-Q as filed August 15, 2011
32.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Incorporated by reference to Exhibit 32.2 to Form 10-Q as filed August 15, 2011
101	XBRL Instance Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Document Capture Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Capture Technologies, Inc.

Date: August 30, 2011
/s/ David P. Clark
David P. Clark
Chief Executive Officer

Date: August 30, 2011
/s/ M. Carolyn Ellis
M. Carolyn Ellis
Chief Financial Officer