Form 10-Q
period 2011-09-30
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2011-11-14
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

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

The number of shares of Common Stock outstanding as of November 12, 2011 was 20,578,126.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$913	$2,322
Trade receivables	3,454	2,539
Inventories, net	2,220	1,730
Prepaid expenses and other current assets	184	259
Total current assets	6,771	6,850

Other non-current assets	36	44
Fixed assets, net	139	145
Total assets	$6,946	$7,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$–	$–
Trade payables to related parties, net	522	654
Trade payables and other accrued expenses	713	546
Accrued compensation and benefits	279	712
Deferred revenue and customer deposits	4	29
Income tax payable	–	100
Total current liabilities	1,518	2,041

Stock option liability	193	811
Long-term deferred rent	106	70

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock $.001 par value, 2,000 authorized, 0 issued and outstanding at September 30, 2011 and December 31, 2010	–	–
Common stock $.001par value, 50,000 authorized, 20,578 and 20,479 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	21	20
Additional paid-in capital	37,971	36,940
Accumulated deficit	(32,863)	(32,843)
Total stockholders’ equity	5,129	4,117
Total liabilities and stockholders’ equity	$6,946	$7,039

*Amounts derived from the audited financial statements for the year ended December 31, 2010.

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$5,253	$3,539	$12,684	$10,269

Cost of sales	3,214	2,138	8,088	6,263

Gross profit	2,039	1,401	4,596	4,006

Operating expenses:
Selling, general and administrative	1,454	1,332	4,302	3,284
Research and development	300	263	931	807
Total operating expenses	1,754	1,595	5,233	4,091

Operating income (loss)	285	(194)	(637)	(85)

Non-operating income (expense), net	335	(234)	617	(218)
Net income (loss) before income taxes	620	(428)	(20)	(303)
Income taxes	–	–	–	2

Net income (loss)	$620	$(428)	$(20)	$(305)

Basic income (loss) per common share	$0.03	$(0.02)	$(0.00)	$(0.02)
Diluted income (loss) per common share	$0.03	$(0.02)	$(0.00)	$(0.02)

Weighted average common shares outstanding	20,578	21,826	20,556	20,213
Weighted average common shares outstanding, assuming dilution	22,641	21,826	20,556	20,213

DOCUMENT CAPTURE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2011	2010

Operating activities:
Net loss	$(20)	$(305)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation expense included in operating expenses	36	40
Depreciation expense included in cost of sales	30	40
Stock-based compensation cost – options	971	663
Fair value of warrants issued for services rendered	60	72
Change in fair value of stock option liability	(618)	232
Other non-cash income/expenses, net	4	45
Changes in operating assets and liabilities:
Trade receivables	(915)	(765)
Inventories	(490)	298
Prepaid expenses and other	47	(62)
Trade payables to related parties	(132)	453
Trade payables and other current liabilities	(266)	(119)
Income taxes payable	(100)	–
Deferred revenue and customer deposits	(25)	(85)
Long-term deferred rent	36	18
Cash (used) provided by operating activities	(1,382)	525

Investing activities:
Capital expenditures	(28)	(52)
Cash used by investing activities	(28)	(52)

Financing activities:
Net payments on bank line of credit	–	(225)
Proceeds from issuance of common stock, net of issuance costs	–	3,973
Payments for repurchase of common stock	–	(604)
Deferred financing costs	–	(8)
Proceeds from exercise of common stock options	1	–
Cash provided by financing activities	1	3,136

Net (decrease) increase in cash and cash equivalents	(1,409)	3,609

Cash and cash equivalents at beginning of period	2,322	328

Cash and cash equivalents at end of period	$913	$3,937

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$–	$16
Income taxes	$110	$2

Non-cash investing and financing activities:
Transfer of deposits to fixed assets	$32	$–

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

During the second quarter of 2011, DCT expanded its strategy by entering an agreement with a Taiwan-based multi-national designer, developer and manufacturer of proprietary scanner technology.  This agreement gives DCT exclusive rights to distribute four products in North America; two products are high-speed portable and desktop scanning devices fitted with an automatic document feeder (“ADF”), and two products are compact flatbed scanners.
These products increase and augment DCT's already industry-leading image capture offerings across a broad range of price points and functionality.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2011. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011.

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

Purchases from Scanner Manufacturers totaled $3,008,000 and $7,834,000 for the three and nine months ended September 30, 2011, respectively, and $1,989,000 and $5,475,000 for the three and nine months ended September 30, 2010, respectively.  All purchases to and from Scanner Manufacturers were carried out in the normal course of business.  As a result of the aforementioned purchases, the net due to related parties was $522,000 and $645,000 at September 30, 2011 and December 31, 2010, respectively.

Net Sales

During the nine months ended September 30, 2011, DCT recorded sales and cost of sales of $11,000 and $10,000, respectively, to Scanner Manufacturers for finished scanners.  DCT had no sales to Scanner Manufacturers during the three months ended September 30, 2011.

During the three and nine months ended September 30, 2010, DCT recorded net sales totaling $111,000 and $181,000, respectively, for finished scanners sold to SST.  The related cost of sales was $93,000 and $153,000, respectively.

All sales to Scanner Manufacturers contained similar terms and conditions as for other transactions of this nature entered into by DCT.

The above sales were all made under an exclusive license agreement between DCT and Scanner Manufacturers, which was terminated by DCT during the second quarter of 2011.

Consulting Services Provided by Members of the Board of Directors

In February 2011, DCT entered into a month-to-month product development arrangement with Darwin Hu, a current member of DCT’s board of directors, whereby Mr. Hu is assisting DCT with expanding the current product offering.  Pursuant to the arrangement, Mr. Hu was paid $29,000 and $75,000 during the three and nine months ended September 30, 2011, respectively.   See Note 14.

During August and September 2011, DCT paid $11,000 to CSO on Call, LLC (“CSO”), a company owned by Roseann Larson, who is a current member of DCT’s board of directors.  The payment was for consulting services provided by Ms. Larson.

Consulting Agreement

During the three months ended September 30, 2010, the Company entered an agreement with a consulting company to assist DCT expand its sales.  When the agreement was entered into, the owner of the consulting company held approximately one percent of DCT’s outstanding common stock.  Upon execution of the agreement, DCT paid $400,000, which was recorded as selling, general and administrative expense during the three months ended September 30, 2010, as services were fully rendered at the time of payment.

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

Pursuant to the Agreement, Mr. Samuels was paid $4,000 per month for a total of $12,000 during both the three months ended September 30, 2011 and 2010; and $36,000 for both the nine months ended September 30, 2011 and 2010.

The Agreement may be cancelled by either party with 30 days prior written notice.

Agreement to License Office Space

On April 26, 2010, DCT entered into a two-year license agreement (“License”) with Beau Dietl & Associates (“BDA”) to license office space from BDA in New York City.  The founder of BDA, Richard “Bo” Dietl, currently owns approximately 23% of the Company’s outstanding common stock.  The purpose of the License is for DCT to have a physical presence in New York City.  In connection with the License, the Company paid BDA an upfront license fee of $50,000 as payment in full.  The $50,000 payment was capitalized and is being amortized, using the straight-line method, to selling, general and administrative expense over the term of the License.  In connection with the License, DCT recorded rent expense of $6,000 and $19,000 for the three and nine months ended September 30, 2011, respectively; and $6,000 and $10,000 for the three and nine months ended September 30, 2010, respectively.

The License can be cancelled by either party with 90 days written notice.

On September 27, 2011, the Company’s board of directors appointed Mr. Dietl to serve as its Chairman of the board of directors.

Note 4 – Concentration of Credit Risk and Major Customers

Financial instruments that subject DCT to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents

DCT maintains cash balances at several banks. Cash accounts maintained in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Non-interest bearing accounts are 100% insured.  As of September 30, 2011, DCT had consolidated balances of approximately $366,000 which were not guaranteed by the FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

Major Customers and Trade Receivables

A relatively small number of customers account for a significant percentage of DCT’s sales.  Customers that exceeded 10% of total revenues were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010
Customer A	23%	*	%	10%	*	%
Customer B	20	*		18	*
Customer C	15	22		14	18
Customer D	12	20		16	19
Customer E	11	*		16	10
Customer F	*	12		*	16
Customer G	*	10		*	*

* Customer accounted for less than 10% for the period indicated.

Trade receivables from significant customers at September 30, 2011 totaled $2,889,000.  As of September 30, 2011, all the Company's trade receivables were unsecured.

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

Note 6 – Equity Incentive Plans

General

DCT’s share-based awards are long-term retention plans that are intended to attract, retain and provide incentives for talented employees.  DCT believes its share-based awards are critical to its operation and productivity. The employee share-based award plans allow DCT to grant, on a discretionary basis, incentive stock options, non-qualified stock options.  The plans also allow DCT to issue restricted stock.

The following table sets forth, by the respective option plan, certain aspects of DCT’s stock options as of September 30, 2011:
	Option Approval Method			Options Outstanding and Options Available
Description	Board of Directors	Board of Directors and Shareholders	Total	Outstanding	Available For Future Grant	Total
2002 Amended and Restated Stock Option Plan	-	3,200,000	3,200,000	2,478,710	721,290	3,200,000
2006 Stock Option Plan	-	2,500,000	2,500,000	2,449,000	51,000	2,500,000
2009 Stock Option Plan	-	1,500,000	1,500,000	1,179,333	320,667	1,500,000
2010 Stock Option Plan	-	3,500,000	3,500,000	2,515,000	985,000	3,500,000
Key Personnel Option Grants	7,875,000	-	7,875,000	6,017,315	-	6,017,315
	7,875,000	10,700,000	18,575,000	14,639,358	2,077,957	16,717,315

Stock Options

DCT issues options under four different stock option plans as well as through employment agreements with key employees, executives and consultants (approved by the board of directors on a case-by-case basis).  Options generally vest over two to three years from the date of grant and expire seven to ten years from the date of grant.

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Selling, general and administrative	$302	$212	$886	$568
Research and development	23	32	85	95
Total	$325	$244	$971	$663

At September 30, 2011, DCT had approximately $1,290,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

Stock Option Activity and Outstanding

DCT had the following stock option activity during the nine months ended September 30, 2011:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2010	15,244,498	$0.34
Granted	1,143,710	0.39
Exercised	(98,850)	(0.01)
Cancelled	(1,650,000)	(0.40)
Outstanding at September 30, 2011	14,639,358	$0.34

The following table summarizes all options outstanding and exercisable by price range as of September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.01	2,142,315	0.6	$0.01	2,142,315	$0.01
$0.29-$0.45	9,597,043	6.5	$0.32	5,207,076	$0.30
$0.60 - $0.70	2,900,000	7.1	$0.68	1,500,000	$0.69
	14,639,358			8,849,391

The “intrinsic value” of options is the excess of the value of DCT stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are expected to vest) was approximately $536,000 at September 30, 2011.  The total intrinsic value of options outstanding at December 31, 2010 was $3,462,000.  The total intrinsic value for exercisable options was $536,000 and $2,024,000 at September 30, 2011 and December 31, 2010, respectively.  The total intrinsic value for options exercised during the nine months ended September 30, 2011 was $43,000.

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

Common stock equivalents were taken into consideration in calculating diluted net income per common share for the three months ended September 30, 2011, but the impact did not change net income per share.  Common stock equivalents were not considered in calculating diluted net loss per common share for the nine months ended September 30, 2011, or for the three and nine months ended September 30, 2010, as their effect would be anti-dilutive.

The computation of DCT’s basic and diluted earnings per share for the three months ended September 30, 2011 is as follows (in thousands, except per share amounts):

Net income available to common shareholders (A)	$620

Weighted average common shares outstanding (B)	20,578
Dilutive effect of stock options and warrants	2,063
Weighted average common shares outstanding, assuming dilution (C)	22,641

Basic earnings per common share (A)/(B)	$0.03
Diluted earnings per common share (A)/(C)	$0.03

The above calculation excluded 16,755,000 of stock options and warrants from the calculation of diluted earnings per common share as the exercise prices of these stock options and warrants were greater than or equal to the market value of the common shares.  Such options and warrants could be included in the calculation in the future if the market value of DCT’s common shares increases and is greater than the exercise price of these options and warrants.

Note 8 – Equity

Common Stock

Common Stock Issuances - 2011

During the nine months ended September 30, 2011, DCT issued 98,850 shares of common stock upon the exercise of employee stock options.

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

Under the provisions of the Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, the anti-dilution feature of the NCR Shares is a derivative instrument that requires bifurcation from the host contract and is recorded at fair value as a derivative liability.  During all periods presented, the estimated fair value of the anti-dilution feature of the NCR Shares was de minimis.

Under the provisions of ASC 480, Distinguishing Liabilities from Equity, a financial instrument is a liability if the number of shares used to calculate the settlement amount is not fixed.  If a financial instrument’s terms provide for any potential adjustment, regardless of the probability of such adjustment(s) or whether such adjustments are in the entity's control, the settlement amount is not fixed.  As the NCR Option contains a price protection provision (or down-round provision) that reduces the option’s strike price in the event the Company issues additional shares at a more favorable price than the strike price, the NCR Option is recognized at fair value as a liability.  The fair value of the NCR Option was estimated using a custom Binomial option pricing model with the following assumptions: 0.42% risk-free interest rate, expected volatility of 162%, expected dividend yield of 0%, and remaining life equal to the remaining contractual life of the option.  Estimated fair value on the Purchase Date was $1,544,000.  As such, of the $4,000,000 proceeds received from NCR, $1,544,000 was booked as a stock option liability and the remaining proceeds were booked as stockholders’ equity.   See Note 9.

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

Common Stock Warrants

In certain instances, DCT issues warrants for consulting services.  DCT amortizes the fair value, as calculated on the issuance date using the Black-Scholes valuation model, of the warrants over the service period.  DCT did not issue any common stock warrants during the nine months ended September 30, 2011.  For warrants issued during the nine months ended September 30, 2010, DCT estimated the fair value using the following weighted average assumptions: contractual term of two years, 0.6% risk-free interest rate, expected volatility of 285% and expected dividend yield of 0%.

In connection with such common stock warrants issued and outstanding, DCT charged selling, general and administrative expense with the offset credit to additional paid in capital for $19,000 and $60,000 during the three and nine months ended September 30, 2011, respectively; and $0 and $72,000 during the three and nine months ended September 30, 2010, respectively.

The following table summarizes certain aspects of DCT’s outstanding warrants as of September 30, 2011:

Warrants Issued in Connection with:	Number of Shares Outstanding and Vested	Exercise Price ($)	Issuance Date	Expiration Date
Consulting agreement	220,000	0.24-0.34	7/26/10	7/26/12
Consulting agreement	400,000	0.67	12/13/10	12/12/12
Bank line of credit	68,027	0.59	9/2/09	8/31/16
	688,027

Note 9 – Fair Value

Under the provisions of the ASC Topic 820, Fair Value Measurements and Disclosures, DCT’s stock option liability is adjusted to its fair value at the end of each reporting period using the Binomial option pricing model.  As of September 30, 2011, DCT estimated the fair value using the following assumptions: 0.13% risk-free interest rate, expected volatility of 159%, expected dividend yield of 0%, and remaining life equal to the remaining contractual life of the option.  The change in fair value each period is reported as non-operating gain or loss. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the value of the Company’s common stock as quoted on the OTC Bulletin Board. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the value of the Company’s common stock as quoted on the OTC Bulletin Board.

The NCR Option fair value is classified as a Level 3 fair value, as unobservable inputs to the valuation methodology are significant to the measurement of the fair value, as defined by ASC 820.

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning Balance - Stock Option Liability	$541	$–	$811	$–
Issuance of stock option (Note 8)		1,544		1,544
Unrealized loss (gain) included in net income (loss) (1)	(348)	232	(618)	232
Ending Balance- Stock Option Liability	$193	$1,776	$193	$1,776

(1) Included as a component of non-operating income (expense).

Note 10 – Debt

Bank Line of Credit

As of September 30, 2011, DCT had a $2,000,000 line of credit (“LOC”) at a commercial bank.  Borrowings under the LOC are limited to 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts.  The interest rate is prime (3.25% at September 30, 2011) plus 1.0%.   Interest payments are due monthly and all unpaid interest and principal is due in full on November 15, 2011.

Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default.  Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of September 30, 2011, DCT was in compliance with all LOC debt covenants and had unused borrowing capacity of $1,700,000.  See Note 14.

Standby Letter of Credit

In June 2011, DCT entered into a distribution agreement that required the Company to provide a $300,000 standby letter of credit.  At September 30, 2011, DCT’s LOC borrowing capacity was reduced from $2,000,000 to $1,700,000 to reflect the entire standby letter of credit.  DCT’s LOC borrowing capacity will continue to be reduced by $300,000 until the supplier no longer requires the guarantee, or until July 6, 2012, at which time the current guarantee terminates.

Note 11 – Commitments and Contingencies

Operating Leases

DCT occupies its corporate office and warehouse space through an operating lease that extends through October 2015.  As of September 30, 2011, future minimum rental commitments under non-cancellable leases were as follows (in thousands):

Year Ending September 30,	Future Minimum Lease Payments
2012	$197
2013	239
2014	261
2015	280
Thereafter	23
$1,000

Employment Agreements

DCT maintains employment agreements with certain of its executive officers and key employees.  The agreements provide for termination payments, stock options, non-competition provisions, and other terms and conditions of employment.   As of September 30, 2011, termination payments totaling $1,457,000 remain in effect.

Research and Development Agreement

During the second quarter of 2011, the Company entered into an agreement (“Development Agreement”) with a customer to develop scanners to meet the customer’s specific product requirements.  Revenue and the associated cost of revenue are recognized based on a percentage-of-completion estimate.  During the three and nine months ended September 30, 2011, DCT recognized revenue of $37,000 and $56,000 based on an estimated percentage of completion.   As of September 30, 2011, DCT had no deferred revenue associated with the Development Agreement.

Litigation, Claims and Assessments

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT’s financial condition, results of operations or cash flows.

Note 12 –Inventories

Inventories at the end of each period were as follows (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$244	$311
Finished goods	1,976	1,419
	$2,220	$1,730

Note 13 – Segment and Geographic Information

Segment Information

DCT operates in one segment: the design, development and delivery of various imaging technology solutions, most notably scanners.

Geographic Information

During the three and nine months ended September 30, 2011 and 2010, DCT recorded net sales throughout the U.S., Europe and other, and Asia as determined by the final destination of the product.  The following table summarizes total net sales attributable to significant countries (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
U.S.	$5,113	$3,250	$12,156	$9,443
Europe and other	140	177	517	644
Asia	–	112	11	182
	$5,253	$3,539	$12,684	$10,269

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Europe and Asia (in thousands):

	September 30, 2011	December 31, 2010
U.S.	$6,497	$6,674
Europe and other	386	287
Asia	63	78
	$6,946	$7,039

Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands.  Assets located in Asia relate to tooling equipment required to manufacture DCT’s product.

Note 14 – Subsequent Events

Amended LOC

On November 9, 2011, DCT amended its LOC (“Amended LOC”).  The Amended LOC increases the available borrowings from $2,000,000 to $3,000,000 and extends the maturity date to November 15, 2012.  All other significant terms and conditions remain unchanged.

In connection with the Amended LOC, DCT agreed to pay the lender a loan origination fee of $7,500.

Termination of Related-Party Consulting Arrangement

As a result of hiring a full time chief technology officer, DCT terminated its consulting arrangement with Mr. Hu, effective October 31, 2011.  Mr. Hu will continue to serve as a director on DCT’s board of directors.

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

•
Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010.  A brief description of certain aspects, transactions, and events is provided that impact the comparability of the results being analyzed.

•
Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows as of and for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

•
Contractual Obligations, Off-Balance-Sheet Arrangements, and Trends.  As of September 30, 2011, an overview of (i) contractual obligations, contingent liabilities and commitments, including an expected payment schedule, (ii) an explanation of off-balance-sheet arrangements, and (iii) known trends.

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

Results of Operations

The following table summarizes certain aspects of our results of operations for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011	2010	$	%	2011	2010	$	%

Net sales	$5,253	$3,539	$1,714	48%	$12,684	$10,269	$2,415	24%
Cost of sales	3,214	2,138	1,076	50	8,088	6,263	1,825	29

As a percentage of sales	61.2%	60.4%			63.8%	61.0%

Selling, general and administrative expense	1,454	1,332	122	9	4,302	3,284	1,018	31
Research and development expense	300	263	37	14	931	807	124	15

Non-operating income (expense)	335	(234)	NM	NM	617	(218)	NM	NM

NM = Not Meaningful

Net Sales

Net sales grew for all periods presented resulting from a 32% and 17% increased number of units sold for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively.  The increase is primarily attributable to increased sales to existing customers, although the customer mix varies from period to period.  Most of the net sales growth as compared to prior year was driven by three customers, and five customers, respectively, in the three months and nine months periods ended September 30, 2011.  Our weighted average selling price was positively impacted by the mix of products and product configurations sold, offset slightly by certain volume-related discounts.

As a percentage of total sales, international sales decreased to 3% and 4% for the three and nine months ended September 30, 2011, respectively, from 8% for both for the three and nine months ended September 30, 2010.  The decrease was attributable to the significant increase in domestic revenues.  The decrease in our international sales expressed in absolute dollars for all periods presented was attributable to the sluggish European economy and our transition to a new product distributor in Asia.

Sales attributable to significant customers (customers who represent more than 10% of our sales) as a percentage of total sales increased to 81% and 74% for the three and nine months ended September 30, 2011, respectively, from 64% and 63% for the three and nine months ended September 30, 2010.  This increase in percentage of sales attributable to significant customers is largely due to the marked increase in sales to a small number of existing customers, as discussed above.   See “Note 4– Concentration of Credit Risk and Major Customers” in Part I of this Form 10-Q.  The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

From time to time, our key customers place large orders causing our quarterly sales to fluctuate significantly.   Additionally, the timing of when we receive product to sell has a significant impact to our sales.  We expect both of these trends and resulting fluctuations to continue.

Cost of Sales, Including Gross Profit

Cost of sales includes all direct costs related to the purchase of scanners and imaging modules manufactured in China.  To a lesser extent, cost of sales also includes engineering services, shipping costs, software royalties, depreciation of manufacturing equipment, and labor for scanners assembled in the U.S.   Cost of sales as a percentage of sales during both the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 increased as a result of the mix of products sold and certain volume-related discounts.

Our cost of sales as a percentage of sales has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	Our product mix and volume of product sales (including sales to high volume customers).

•	Changes to customer requirements for third-party software integrated into our products.

•	Manufacturing efficiencies and inefficiencies, including cost reduction strategies.

•	Currency fluctuations between the Chinese Yuan and the U.S. Dollar.

•	Product expansion.

•	The proportion of sales generated from scanners assembled in the U.S. versus the proportion of scanners assembled at our subcontract manufacturer in China.

•	Provisions for excess and obsolete inventories.

•	Our ability to advance to the next technology faster than our competitors.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of personnel-related expenses, stock-based compensation costs, and facilities-related expenses.  It also includes outside professional services (such as investor relations, personnel recruiting, IT consulting and audit fees), travel-related costs, and fees paid to non-executive members of our board of directors.  To a lesser extent, it includes market development and promotional funds for our retail distribution channels, tradeshows, and website support.

The increase in selling, general and administrative expense during the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 was primarily attributable to the following:

•	Increased headcount and higher salaries to attract and retain talent required for business expansion.

•
Increased stock-based compensation costs (a non-cash charge).  Stock-based compensation cost was $302,000 and $212,000 for the three months ended September 30, 2011 and 2010, respectively.   Stock-based compensation cost was $886,000 and $568,000 for the nine months ended September 30, 2011 and 2010, respectively.  See “Note 6 – Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q.

•	Increased consulting costs due to IT upgrades, personnel recruitment, and fees paid to the non-executive members of our board of directors.

•	Increased travel associated with our efforts to expand our (i) product offerings, (ii) customer base, as well as sales to existing customers, and (iii) presence in international markets.

The above increases were partially offset by a non-recurring $400,000 fee expensed by DCT during the three months ended September 30, 2010.  The fee was for entering a consulting agreement to help DCT expand sales.

We anticipate that future selling, general and administrative expenses will fluctuate as we concentrate on growing our business and revenue base.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production.  The increased research and development expense during the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 was primarily attributable to increased personnel expenses for internal engineers and our newly-hired chief technology officer.

We anticipate that research and development expense will continue to increase over the long term as a result of the growth of our existing products, new product opportunities and expansion into new markets and technologies. We remain committed to significant research and development efforts to extend our technology leadership in the imaging technology markets.

Non-Operating Income (Expense)

The most significant component of our non-operating income (expense) was a non-cash gain of $348,000 and $618,000 during the three and nine months ended September 30, 2011, respectively, to reflect the decreased fair value of our stock option liability.  Similarly, the most significant component of our non-operating income (expense) during both the three and nine months ended September 30, 2010 was a $232,000 non-cash loss related to the increased fair value of our stock option liability.  See “Note 9 – Fair Value” in Part I, Item 1 of this Form 10-Q.  Generally, we will report a non-cash gain during any accounting period in which there is a reported decrease in the value of our common stock, and a non-cash loss during any accounting period in which there is a reported increase in the value of our common stock as quoted on the OTC Bulletin Board.

Other less impactful components include realized gain and loss on foreign currency transactions.  Additionally, the nine months ended September 30, 2010 includes cash received as settlement for two lawsuits and other legal issues, and interest expense on our line of credit.

Liquidity and Capital Resources

At September 30, 2011, principal sources of liquidity included cash and cash equivalents of $913,000 and an available borrowing capacity of $1,700,000 on our bank line of credit.  To support purchases under the Microtek Agreement, DCT arranged for the issuance to Microtek of a $300,000 standby letter of credit that may be drawn upon by Microtek in the event that timely payment is not made for the products purchased.  As a result, DCT’s LOC borrowing capacity was reduced from $2,000,000 to $1,700,000 to reflect the entire standby letter of credit.  DCT’s LOC borrowing capacity will continue to be reduced by $300,000 until Microtek no longer requires the guarantee, or until July 6, 2012, at which time the current guarantee terminates.

The following table summarizes certain aspects of DCT’s liquidity (in thousands):

	As of or for the Nine Months Ended September 30,
	2011	2010
Cash (used) provided by operating activities	$(1,382)	$525
Cash used by investing activities	(28)	(52)
Cash provided by financing activities	1	3,136
Net (decrease) increase in cash and cash equivalents	(1,409)	3,609
Cash and cash equivalents at the beginning of the period	2,322	328
Cash and cash equivalents at the end of the period	$913	$3,937

Working capital	$5,253	$6,440

Operating activities:    During the nine months ended September 30, 2011, our operating activities used $1,382,000 of cash.  This was a result of our $20,000 net loss, $483,000 of net non-cash expenses, and $1,845,000 net cash used by changes in operating assets and liabilities.  During the nine months ended September 30, 2010, our operating activities provided $525,000 of cash.  This was a result of our $305,000 net loss, $1,092,000 of net non-cash expenses, and $262,000 net cash used by changes in operating assets and liabilities.

Net non-cash items include: depreciation expense, stock-based compensation cost for options, fair value of warrants issued for services rendered, non-cash interest expense, and change in fair value of stock option liability.

Unless noted below, the changes in operating assets and liabilities during both the nine months ended September 30, 2011 and 2010, were indicative of the normal operational fluctuations related to the timing of product shipments, trade receivable collections, inventory management, and timing of vendor payments.

•
Inventories increased during the nine months ended September 30, 2011 due to timing of shipments from the factory and to customers, and to support our product offering expansion efforts.  In the future, our inventory levels may fluctuate due to our goal of product expansion and growth.  Our future product expansion will be balanced against the risk of slow moving or excess inventory levels.

•	Trade payables and other current liabilities decreased due to the payments of severance and executive relocation obligations during the first quarter of 2011, which were accrued at December 31, 2010.

We expect future cash provided (used) by operating activities to fluctuate primarily as a result of: expansion efforts, variations in operating results, timing of product shipments, trade receivables collections, inventory management including the expansion of our product offerings, and timing of vendor payments.

Investing activities:  Investing activities for both the nine months ended September 30, 2011 and 2010 included capital purchases to support normal business operations.

Financing activities:  During the nine months ended September 30, 2011, financing activities consisted of proceeds received from the exercise of employee stock options.  During the nine months ended September 30, 2010, financing activities consisted of (i) $4,000,000 proceeds from the sale of our common stock, less $27,000 of related stock issuance costs, (ii) $225,000 payoff of our line of credit, (iii) $604,000 cash paid for the repurchase of our common stock, and (iv) $8,000 deferred financing costs.

Cash and Working Capital Requirements

Our strengthened financial position has provided us with the ability to actively pursue growth opportunities including the aforementioned Microtek Agreement.  While this new strategic relationship increases our product offerings, resulting in significant revenue opportunities from new and existing customers, it may constrain working capital in the near term.

In addition to the new Microtek relationship, we anticipate entering into other strategic relationships that will enhance and expand our current product offerings, which may increase our revenues.  We believe the anticipated expansion into these new, but related, market segments will complement our existing business.  Such expansion may require us to incur additional expenses in the near term and may take some time to fully develop.  Additionally, there is no guarantee that our expansion will be successful.

Management believes that current cash and other sources of liquidity are sufficient to fund normal operations and our anticipated growth through the next 12 months.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One – Three	Four – Five
	Total	One Year	Years	Years

Operating lease obligations	$1,000	$197	$780	$23
Line of credit (1)	–	–	–	–
Total contractual cash obligations	$1,000	$197	$780	$23

(1) As of September 30, 2011, DCT had a $2,000,000 line of credit (“LOC”) at a commercial bank.  Borrowings under the LOC are limited to 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts.  The interest rate is prime (3.25% at September 30, 2011) plus 1.0%.   Interest payments are due monthly and all unpaid interest and principal is due in full on November 15, 2011.

Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default.  Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of September 30, 2011, DCT was in compliance with all LOC debt covenants and had unused borrowing capacity of $1,700,000.

On November 9, 2011, DCT amended its LOC (“Amended LOC”).  The Amended LOC increases the available borrowings from $2,000,000 to $3,000,000 and extends the maturity date to November 15, 2012.  All other significant terms and conditions remain unchanged.

Off-Balance Sheet Arrangements

At September 30, 2011 we had no material off-balance sheet arrangements, other than our operating leases.

Trends

To the best of our knowledge, except for the commitments described in “Note 11 - Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, there are no other known trends or demands, commitments, events or uncertainties that existed at September 30, 2011, which are likely to have a material effect on our future liquidity.

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

Date: November 14, 2011
/s/ David P. Clark
David P. Clark, Chief Executive Officer

Date: November 14, 2011
/s/ M. Carolyn Ellis
M. Carolyn Ellis
Chief Financial Officer