Form 10-K
period 2011-12-31
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2012-03-30
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Large accelerated filer    ☐       Accelerated filer   ☐ Non-accelerated filer    ☐       Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     ☐      No    ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (7,739,200 shares) was approximately $3,327,856, based on the average closing bid and ask price of $0.43 for such common equity on June 30, 2011.

As of March 28, 2012, there were outstanding 20,578,126 shares of the issuer’s Common Stock, par value $0.001.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Current Market Opportunities, Strategies and Products

Strategic Investment

In August 2010, NCR invested $4,000,000 in DCT by purchasing 3,861,004 shares of our common stock for an aggregate purchase price of $4,000,000 (“NCR Investment”). As part of this investment, NCR was granted a two-year option to purchase up to an additional $4,000,000 of our common stock at an exercise price of $1.036 per share, subject to anti-dilution adjustment. The NCR Investment was both a strategic and financial milestone for DCT.  We have been, and will continue to, aggressively capitalize on the NCR Investment and NCR relationship by leveraging NCR’s strong presence in the financial and healthcare markets, as well as expanding into new markets such as hospitality and travel.

Current Products

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

Currently, all of our revenue is generated from sales of our document/image-capture products.  Net revenue for the previous three years was (in thousands):

Year Ended	Net Revenue
December 31, 2011	$17,658
December 31, 2010	14,849
December 31, 2009	11,529

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

Next Generation Products

During 2011, DCT invested in its future by hiring additional personnel in all areas of the Company. With this expansion, we are undertaking significant new product innovations that incorporate engineering, sales, marketing, and business development. Our integrated approach to next-generation product development gives us an improved ability to explore new configurations of our existing technology scanners. New configurations include, but are not limited to, direct Internet connectivity and smart device (e.g. iPhone, iPad, Android devices) operation. We believe our next-generation products will:

•	Capture the current market trends in Cloud storage, processing, and file sharing;
•	Support the move from personal computers to smart devices; and
•	Further distinguish our products from our competition.

To support this expansion, our engineering team is exploring WiFi technology, battery-powered technology, Bluetooth connectivity, USB for iOS and Android OS, and other hardware technologies, and we supplement our in-house abilities with contractors with specific knowledge. Our goal is to incorporate these state-of-the-art technologies with our existing power efficiency, dependability, image quality, and low cost, which are DCT's patented and signature characteristics.

We recognize that most of our future technology value will be offered through unique layers of software. We are focused on new firmware embedded with the scanner, which will offer unique value by performing special secure and data rich operations at the point of capture. To capitalize on the “Cloud Computing” trend, DCT is developing a new-to-the-world combination of both novel and popular Internet services. With the combination of document and data-capture devices, secure firmware, and “Cloud Computing,” we believe we will be able to offer complete solutions in a number of vertical markets.

DCT has taken critical steps in preparation for deploying these new products. Existing engineering operations are being streamlined with the introduction of new tracking, planning, testing, and collaborative processes.

Sales, Marketing and Distribution

Our sales and marketing efforts are designed to serve our direct customer base, rather than the end user of our products. We market and sell our products both domestically and internationally through a global network of independent distributors and channel partners in North America, Europe and Asia. We select these independent entities based on their ability to provide effective field sales, marketing communications and technical support to our targeted markets. Our products are sold by our customers through several retail and Internet-based channels.

Competition

We had several direct competitors to our document/image-capture products in major worldwide markets (North America, Europe and Asia) during the year ended December 31, 2011. To maintain our competitive advantage, we maintain a high level of investment in research and development, and focus on factory efficiency. This allows us to provide superior time-to-market product cycles with the goal of manufacturing and delivering products to customers virtually defect free.

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

Manufacturing and Raw Material Supply

Manufacturing. Historically, we have purchased the majority of our finished scanner imaging products from various related entities (referred to collectively as “Scanner Manufacturers”) owned by a DCT stockholder who currently owns approximately 15% of DCT’s outstanding common stock. See Part III, “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

We purposely limit the manufacturing of our product to Scanner Manufacturers, as this gives us better control over both the quality and cost of our product. We have established a pricing agreement with Scanner Manufacturers, which is negotiated periodically. From the early stages of product design and development, DCT engineers worked closely with Scanner Manufacturer’s production team to ensure optimal and cost-effective manufacturing. The strategy of using only one subcontract manufacturer could be disadvantageous if the Scanner Manufacturers become unable or unwilling to provide products to us in a timely manner. If this happens, we estimate it would take us approximately six to twelve months to establish a new subcontract manufacturer. To mitigate this exposure, we provide to Scanner Manufacturers most of the critical components and tooling required to manufacture our proprietary products.

During January 2010, our Scanner Manufacturers announced a relocation of its primary manufacturing facility, then located in Shenzhen China, to Wuhan, Hubei China. The purpose of the relocation relates directly to an opportunity for the manufacturer to reduce its direct and overhead costs. The new building was successfully completed and the factory was fully operational on June 1, 2011 with no interruption to the manufacturing process or to DCT’s operations.

Raw Materials. We do not have any long-term or exclusive purchase commitments with any of our suppliers.

Scanner Manufacturers purchase the raw materials, parts and components, with the exception of the critical components discussed above, which we provide. A limited number of components included in our products are obtained from a single supplier or a small group of suppliers. Some controller chips are sole-sourced, as they are specialized devices that can effectively control the cost of our product. To reduce the risk associated with using a sole supplier, we attempt to maintain strategic inventories of these sole-sourced components. Where possible, we also work with secondary suppliers to qualify additional sources of supply.

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

Customers

A small number of our customers have historically accounted for a substantial portion of our net sales. Total sales to significant customers (customers who represent more than 10% of our net sales) were 67% and 62% during the years ended December 31, 2011 and 2010, respectively.  See Note 1 included in Part II, “Item 8. Financial Statements.” Our largest customer rankings and their respective contributions to our net sales have varied and will likely continue to vary from period to period. However, we expect that our largest customers will continue to account for a substantial portion of our net sales in the foreseeable future.

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

Intellectual Property

Our intellectual property (“IP”) includes multiple patents and trademarks. While the success of our business depends more on unpatented factors such as our employees’ technical expertise and innovative skills, the success of our business also relies on our ability to protect our proprietary technology. Accordingly, we seek to protect our IP rights in a variety of ways. Obtaining patents on our innovative technologies is one such way.

Another way we seek to protect our proprietary technology and other proprietary rights is by requiring our employees and independent contractors to execute confidentiality and invention assignment agreements. We also rely on employee and third-party nondisclosure agreements and other intellectual property protection methods, including controlling the access to, and distribution of, our intellectual property to protect our confidential information and IP.

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

Research and Development

We have historically devoted a significant portion of our financial resources to research and development programs for both our current products and our future products, and we expect to continue to allocate significant resources to these efforts. We have assembled a strong team of experienced engineers and technologists that are advancing our core technologies and developing the technology innovations that we believe will deliver our next generation of products. Our R&D team is responsible for designing and developing new products, optimizing the manufacturing processes, and researching future technologies and products.

With the hiring of our Chief Technology Officer in September 2011, we launched a renewed and stronger focus and commitment toward product innovation and overall IP strategy. Our renewed focus includes expanding our existing technology, developing new technology, and licensing third-party technology to complement our technology and allow for quicker time to market. We believe the benefits of our strategy include:

•	A greater ability to establish new, and strengthen existing, competitive barriers;
•	Additional competitive marketing advantages; and
•	The potential for licensing and cross-licensing of our IP.

Our research and development expenses were $1,351,000 and $1,088,000 for the years ended December 31, 2011 and 2010, respectively. To date, all research and development costs have been expensed as incurred.

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

Employees

As of December 31, 2011, we employed 30 employees on a full-time basis, 24 employees were located in the United States, 3 were located in China and 3 were located in Europe. Of the total, 7 were in product research and development and 25 were in sales, operations and administration. None of our employees are represented by unions or collective bargaining agreements. We have experienced no work stoppages and believe that our employee relations are good.

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

Total sales to significant customers (customers who represent more than 10% of our net sales) were 67% and 62% during the years ended December 31, 2011 and 2010, respectively.  See Note 1 included in Part II, “Item 8. Financial Statements.” We expect that our largest customers will continue to account for a substantial portion of our net sales for the foreseeable future. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period.  We cannot provide assurance that any of our customers will continue to purchase our products at past or current levels.

The Company has experienced a history of recurring operating losses and may continue to incur losses for the foreseeable future.

Our operating loss was $589,000 and $367,000 for the years December 31, 2011 and 2010, respectively. Our accumulated deficit as of December 31, 2011 was $33,199,000. We cannot provide assurance that we can achieve operating profitability in the future.

We subcontract the manufacturing of our image-capture products to one company and this reliance on one company exposes us to risk which could damage our reputation and adversely affect our business.

If our manufacturer (see Part III, “Item 13. Certain Relationships and Related Transactions, and Director Independence”) becomes unable or unwilling to provide products to us in a timely manner, we may not be able to deliver our products to customers on time, which could increase our costs, damage our reputation or result in the loss of our customers. Although we have the right to utilize other manufacturers at any time, identifying and qualifying a new manufacturer to replace our current manufacturer could take 6 to 12 months.

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

Because we rely on a limited number of suppliers, any cost increases or other changes that impact our suppliers could be imposed on us, and may require us to incur additional costs in order to obtain an adequate supply of those components and raw materials.

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

Shareholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

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

Quotes for securities quoted on the OTCBB are not listed in the financial sections of newspapers as are those for the national securities exchanges. Moreover, in recent years, the overall market for securities has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations which are affected by, but not limited to, the following:

•	Quarterly variations in operating results and achievement of key business metrics;
•	Changes in earnings estimates by securities analysts, if any;
•	Any differences between reported results and securities analysts’ published or unpublished expectations;
•	Announcements of new products by us or our competitors;
•	Market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;
•	Demand for our products;
•	Shares sold pursuant to Rule 144 or upon exercise of warrants and options; and
•	General economic or stock market conditions unrelated to our operating performance.

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

We are authorized to issue 50,000,000 shares of our common stock. As of March 28, 2012, there were 20,578,126 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of March 28, 2012, we had the following common shares reserved for future issuance:

Stock options – employees, directors and contractors	14,524,358
NCR Option	3,861,004
Warrants outstanding	688,027
Total	19,073,389

The numbers above do not include 2,192,957 shares that are available for future grant under our employee stock option plans. To the extent that options or warrants are exercised, the holders of our common stock would experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

While we have no present plans to issue any additional shares of preferred stock in the future, our board of directors has the authority (as previously discussed), without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The above table does not include any future issuance of preferred stock. The issuance of any of such series of preferred stock would cause further dilution to holders of our common stock.

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

ITEM 2. PROPERTIES

The following table lists details of our properties at December 31, 2011:

Location	Lease expiration	Total Square Footage		Primary Usage
Santa Clara, CA	October 2015	32,000		Corporate headquarters, product development, inventory management and distribution
Arnhem, Netherlands	Month to month	Less than 500		Field service and sales office
Apeldoorn, Netherlands	Month to month	Varies	(1)	Inventory management and distribution
New York, NY	April 2013	Less than 500		Board of directors and subcommittee meetings, and investor relations

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the OTC Bulletin Board (“OTCBB”). The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated:

	High	Low
Fiscal 2011:
1st Quarter	$0.58	$0.31
2nd Quarter	0.54	0.33
3rd Quarter	0.42	0.26
4th Quarter	0.44	0.15

Fiscal 2010:
1st Quarter	$0.35	$0.10
2nd Quarter	0.43	0.15
3rd Quarter	0.95	0.21
4th Quarter	0.77	0.40

Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Record Holders

As of March 28, 2011, there were approximately 364 registered holders of record as indicated on the records of DCT’s transfer agent. In addition, there are a significant number of holders of DCT common stock that are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

Common Stock. The Company has not declared or paid dividends on its common stock to date and intends to retain any earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

The following table sets forth certain information concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans as of December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,507,043	$0.44	2,192,957
Equity compensation plans not approved by security holders	6,017,315	0.20	–
Total	14,524,358	$0.34	2,192,957

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

In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2002 Plan provides that each outstanding option will fully vest and become exercisable. The maximum number of options that can be granted under the 2002 Plan is 3,200,000. As of December 31, 2011, there were 721,290 options available for future grant under the 2002 Plan.

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

The 2006 Plan provides that vested options may generally be exercised for three months after termination of employment and for 12 months after termination of employment as a result of death or disability. If the Company liquidates, optionees will be notified at least 30 days prior to the proposed dissolution or liquidation to give optionees time to exercise any vested options. To the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action. However, the plan administrator may, under its sole discretion, permit exercise of any options prior to their termination, even if such options were not otherwise exercisable. In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2006 Plan provides that each outstanding option will fully vest and become exercisable. At the Company’s annual meeting on October 3, 2008, the Company’s shareholders agreed to increase the maximum number of options that can be granted under the 2006 Plan from 1,500,000 to 2,500,000. As of December 31, 2011, there were 151,000 options available for future grant under the 2006 Plan.

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

The 2009 Plan provides that vested options may generally be exercised for three months after termination of employment and for 12 months after termination of employment as a result of death or disability. If the Company liquidates, optionees will be notified at least 30 days prior to the proposed dissolution or liquidation to give optionees time to exercise any vested options. To the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action. However, the plan administrator may, under its sole discretion, permit exercise of any options prior to their termination, even if such options were not otherwise exercisable. In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2009 Plan provides that each outstanding option will fully vest and become exercisable. The maximum number of options that can be granted under the 2009 Plan is 1,500,000. As of December 31, 2011, there were 320,667 options available for future grant under the 2009 Plan.

2010 Stock Option Plan

On April 29, 2010 the Company’s board of directors approved the adoption of the 2010 Stock Option Plan (“2010 Plan”). On March 24, 2011, the Company’s board of directors adopted a resolution approving an increase in the number of shares of the Company’s common stock reserved for issuance under the 2010 Stock Option Plan from 2,000,000 to 3,500,000. Currently the plan is administered by our Board of Directors. The 2010 Plan generally provides for the grant of either qualified or nonqualified stock options to officers, employees, directors and consultants at not less than 85% of the fair market value of our common stock as of the grant date.

The 2010 Plan provides that vested options may generally be exercised for three months after termination of employment and for 12 months after termination of employment as a result of death or disability. If the Company liquidates, optionees will be notified at least 30 days prior to the proposed dissolution or liquidation to give optionees time to exercise any vested options. To the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action. However, the plan administrator may, under its sole discretion, permit exercise of any options prior to their termination, even if such options were not otherwise exercisable. In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2010 Plan provides that each outstanding option will fully vest and become exercisable. As of December 31, 2011, there were 1,000,000 options available for future grant under the 2010 Plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2011, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) except as disclosed in previous SEC filings.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of the year ended December 31, 2011.

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

Our MD&A is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

•	Overview and Strategy. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding our results of operations as well as anticipating future trends in our operations.

•	Critical Accounting Policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities.

•	Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2011 (“Fiscal 2011”) compared to the year ended December 31, 2010 (“Fiscal 2010”). A brief description of certain aspects, transactions and events is provided, which impact the comparability of the results being analyzed.

•	Liquidity and Capital Resources. This section provides an analysis of our financial condition as of December 31, 2011 and our cash flows for Fiscal 2011 compared to Fiscal 2010.

•	Contractual Obligations, Off-Balance-Sheet Arrangements, and Trends. As of December 31, 2011, an overview of (i) contractual obligations and contingent liabilities and commitments, including an expected payment schedule, (ii) an explanation of off-balance-sheet arrangements, and (iii) known trends.

Overview and Strategy

We are in the business of designing, developing and delivering imaging technology solutions. Our technology is protected under multiple patents.  We focus our research and development toward new deliverable and marketable technologies related to document digitization and utilization. We sell our products to customers throughout the world.

In August 2010, NCR invested $4,000,000 in DCT by purchasing 3,861,004 shares of our common stock for an aggregate purchase price of $4,000,000 (“NCR Investment”). As part of this investment, NCR was granted a two-year option to purchase up to an additional $4,000,000 of our common stock at an exercise price of $1.036 per share, subject to anti-dilution adjustment. The NCR Investment was both a strategic and financial milestone for DCT.  We have been, and will continue to, aggressively capitalize on the NCR Investment and NCR relationship by leveraging NCR’s strong presence in the financial and healthcare markets, as well as expanding into new markets such as hospitality and travel.

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

In June 2011, we entered into an agreement with Microtek International (“Microtek”), a Taiwan-based multi-national designer, developer and manufacturer of proprietary scanner technology. We entered the Microtek agreement to support our strategy of expanding our document/image-capture product line and technology while leveraging our assets in other areas of the imaging industry as new technologies emerge. The Microtek products augment DCT's already industry-leading image capture offerings across a broader range of price points and functionality. We will continue to focus on other potential partner agreements that either: (i) enhance our current products, (ii) complement our current products, or (iii) expand the world-wide distribution of our products.

In September 2011, we appointed a Chief Technology Officer, and have since hired additional engineers as part of our continuous investment in research and development. In addition to expanding our engineering staff, we have increased our usage of specialized contractors with unique skills and abilities to supplement our new product innovation and development. Our in-house engineers are focused on expanding our existing intellectual property and creating and developing state-of-the-art solutions. Contractors are used where appropriate to supplement DCT’s in-house capabilities with state-of-the-art complementary skills. Our goal is to consistently develop new products while minimizing our time to market, and strengthen competitive barriers, broaden our revenue base, and balance the risk of new product development.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition

Revenues consist of product sales including the sale of optical image capturing devices, modules of optical image capturing devices, and chips and other optoelectronic products. Generally, revenue is recognized when the product is shipped and the risks and rewards of ownership have transferred to the customer. In certain instances, when deemed appropriate by management, we recognize revenue as the cash is collected.

Shipping charges billed to customers are included in net sales and the related shipping costs are included in cost of sales in the period of shipment.

Occasionally we enter into revenue arrangements that contain multiple deliverables. For arrangements with multiple elements, revenue is allocated across the separately identified deliverables and recognized when all criteria of revenue recognition have been met for each deliverable. Direct costs are recognized during the same period that the related revenue is recognized.

Sales Incentives

In certain instances, we offer sales incentives whereby we give customers additional product for certain volume-related purchases. We record the cost of the product-related sales incentives as a cost of sales during the period the incentive is earned.

Inventory and Warranty Reserves

Inventories consist of finished goods and components, which are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Provision is made for obsolete, slow-moving or defective items where appropriate. The amount of any provision is recognized as a component of cost of sales in the period the provision occurs. At December 31, 2011, an inventory allowance of $33,000 was established as a result of slow-moving inventory. There was no inventory allowance at December 31, 2010. DCT had no material inventory write offs during the years ended December 31, 2011 or 2010.

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

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment annually or more frequently if we believe indicators of impairment exist. Significant management judgment is required during the evaluation, which includes forecasts of future operating results. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. We had no such asset impairments during Fiscal 2011 or Fiscal 2010.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual income taxes may be materially different from our estimates. As a result of our analysis, we concluded that a full valuation allowance against our net deferred tax assets is appropriate at December 31, 2011 and 2010.

Stock-Based Compensation Expense

We have incentive plans that permit us to grant incentive stock options and non-qualified stock options to employees, directors and consultants. All stock options are valued using a Black-Scholes option pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility for our common stock as the expected volatility assumption required in the Black-Scholes model, which could be significantly different than actual volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Fair Value of Financial Instruments

We account for certain liabilities pursuant to the Fair Value Topic of the Codification, which defines three levels of inputs that may be used to measure fair value:

Level 1. Quoted prices in active markets for identical assets or liabilities. We had no Level 1 assets or liabilities during Fiscal 2011 or Fiscal 2010.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. DCT had no Level 2 assets or liabilities during Fiscal 2011 or Fiscal 2010.

Level 3. Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. We have no Level 3 assets. Our Level 3 liabilities include (i) stock option liabilities and (ii) derivative contracts liabilities. We estimate the fair value of Level 3 liabilities using either the Binomial option pricing model or the Black-Scholes valuation model, depending on the attributes of the liability being measured.

Results of Operations

The following table summarizes our results of operations for Fiscal 2011 compared to Fiscal 2010 (in thousands):

	Fiscal 2011	Fiscal 2010	$ Change	% Change

Net sales	$17,658	$14,849	$2,809	19%

Cost of sales	10,952	9,030	1,922	21
As a percentage of sales	62%	61%

Selling, general and administrative expense	5,944	5,098	846	17
Research and development expense	1,351	1,088	263	24

Total non-operating income (expense)	297	748	(451)	NM
Provision for income taxes	64	102	(38)	NM

Net (loss) income	(356)	279	(635)	NM

NM = Not Meaningful

Net Sales

Net sales grew for all periods presented resulting from a 16% increase in the number of units sold during Fiscal 2011 compared to Fiscal 2010. The increase was primarily attributable to increased sales to existing customers, although the customer mix varied from period to period. Most of the net sales growth during Fiscal 2011 compared to Fiscal 2010 was driven by three customers. Our weighted average selling price was positively impacted by the mix of products and product configurations sold, offset slightly by certain volume-related discounts.

As a percentage of total sales, international sales decreased to 4% in Fiscal 2011 from 7% in Fiscal 2010. The decrease was attributable to the significant increase in domestic revenues. The decrease in our international sales expressed in absolute dollars for all periods presented was attributable to the sluggish European economy and our transition to a new product distributor in Asia.

International sales are strategically important to the growth of our business. We expanded our sales and support staff in Europe for the purpose of further developing our global presence and product recognition internationally. The majority of our international sales are in Europe. Because our products can be easily configured to support different languages, and we provide ongoing support for Romanized, Cyrillic and Sinographic character software, we are able to actively pursue sales opportunities in many different international markets.

Although we continually concentrate on expanding our customer base, our revenue remains dependent on a small number of significant customers. Total sales to significant customers (customers who represent more than 10% of our net sales) were 67% and 62% during Fiscal 2011 and Fiscal 2010, respectively.  See “Note 1 – Organization and Significant Accounting Policies” in Part II, Item 8 of this Form 10-K. This increase in percentage of sales attributable to significant customers is largely due to the marked increase in sales to a small number of existing customers, as discussed above. The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

From time to time, our key customers place large orders causing our quarterly net sales to fluctuate significantly. We expect this trend and resulting fluctuations to continue.

Cost of Sales, Including Gross Profit

Cost of sales includes all direct costs related to the purchase of scanners and imaging modules manufactured in China. To a lesser extent, cost of sales also includes engineering services, shipping costs, software royalties, depreciation of manufacturing equipment, and labor for scanners assembled in the U.S. Cost of sales as a percentage of sales during Fiscal 2011 compared to Fiscal 2010 increased as a result of the mix of products sold and certain volume-related discounts.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“S,G&A”) consist primarily of personnel-related expenses, including stock-based compensation costs, facilities-related expenses and outside professional services such as legal and accounting.

The increase in selling, general and administrative expense during Fiscal 2011 compared to Fiscal 2010 was primarily attributable to the following:

•	Increased headcount and higher salaries of approximately $550,000 to attract and retain talent required for business expansion.

•	Increased stock-based compensation expense (a non-cash charge) as a result of issuing a significant number of new stock options during Fiscal 2010 with shorter-than-customary vesting terms. Stock-based compensation expense was $1,162,000 and $813,000 for Fiscal 2011 and Fiscal 2010, respectively. See “Note 4 – Employee Equity Incentive Plans” in Part II, Item 8 of this Form 10-K.

•	Increased consulting expenses due to IT upgrades, product expansion, and personnel recruitment, which totaled approximately $300,000.

•	Fees paid to the non-executive members of our board of directors of approximately $190,000.

•	Increased travel associated with our efforts to expand our (i) product offerings, (ii) customer base, as well as sales to existing customers, and (iii) presence in international markets, which totaled approximately $150,000.

The above increases were partially offset by the following non-recurring expenses incurred during Fiscal 2010:

•	$400,000 consulting fee to help DCT expand strategic sales;

•	Severance expense totaling $246,000 related to a DCT executive who resigned in November 2010; and

•	Relocation expense totaling $255,000 related to hiring a new DCT executive in November 2010, of which $75,000 was subsequently reversed in 2011 based upon lower actual expenses incurred by DCT.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production. The increased research and development expense during Fiscal 2011 compared to Fiscal 2010 was primarily attributable to increased personnel expenses for internal engineers and our newly-hired chief technology officer.

We anticipate that research and development expense will continue to increase over the long term as a result of the growth of our existing products, new product opportunities and expansion into new markets and technologies. We remain committed to significant research and development efforts to extend our technology leadership in the imaging technology markets.

Total Non-Operating Income (Expense)

The most significant component of our non-operating income (expense) was a non-cash gain of $309,000 and $733,000 during Fiscal 2011 and Fiscal 2010, respectively, to reflect the decreased fair value of our stock option liability. See “Note 8 – Fair Value” in Part II, Item 8 of this Form 10-K. Generally, we will report a non-cash gain during any accounting period in which there is a reported decrease in the value of our common stock, and a non-cash loss during any accounting period in which there is a reported increase in the value of our common stock as quoted on the OTC Bulletin Board.

Other less impactful components include realized gain and loss on foreign currency transactions. Additionally, Fiscal 2010 includes (i) a gain realized from the settlement of two lawsuits and other legal issues, and (ii) interest expense on our line of credit.

Provision for Income Taxes

DCT generated taxable income during Fiscal 2011 and Fiscal 2010. Although DCT has state and federal net operating loss carryforwards (“NOLs”), to offset any current year taxable income, the current federal tax expense of $3,000 and $11,000 for Fiscal 2011and Fiscal 2010, respectively, represents alternative minimum tax as NOLs can only offset 90% of current year taxable income. Additionally, the State of California legislated the suspension of NOLs for companies with taxable income in excess of $300,000 for 2011 and 2010. As such, DCT’s taxable income is fully taxable at the current California statutory tax rate and resulted in state taxes of $61,000 and $91,000 for Fiscal 2011 and Fiscal 2010, respectively.

Liquidity and Capital Resources

At December 31, 2011, our principal sources of liquidity included cash and cash equivalents of $2,455,000 and an available borrowing capacity of $1,172,000 on our bank line of credit.

The following table summarizes DCT’s cash and cash equivalents, working capital and cash flows as of and for the years ended December 31, 2011 and 2010 (in thousands):

	As of or for the Year Ended December 31,
	2011	2010
Cash provided by operating activities	$179	$530
Cash used by investing activities	(39)	(72)
Cash (used) provided by financing activities	(7)	1,536
Net increase in cash and cash equivalents	133	1,994
Cash and cash equivalents at the beginning of the period	2,322	328
Cash and cash equivalents at the end of the period	$2,455	$2,322

Working capital	$5,566	$4,809

Operating Activities

Cash provided by operations during Fiscal 2011 was primarily a result of our $356,000 net loss, $1,167,000 of net non-cash expenses, and $632,000 net cash used by changes in operating assets and liabilities. Cash provided by operations during Fiscal 2010 was primarily a result of our $279,000 net income, $429,000 of net non-cash expenses, and $178,000 net cash used by changes in operating assets and liabilities.

Net non-cash expenses include: depreciation expense, stock-based compensation cost for options, fair value of warrants issued for services rendered, non-cash interest expense, and change in fair value of stock option liability.

Unless noted below, the changes in operating assets and liabilities during both Fiscal 2011 and Fiscal 2010 were indicative of the normal operational fluctuations related to the timing of product shipments, trade receivable collections, inventory management, and timing of vendor payments.

•	Inventories increased during Fiscal 2011 due to timing of shipments from the factory and to customers, and to support our product offering expansion efforts. In the future, our inventory levels may fluctuate due to our goal of product expansion and growth. Our future product expansion will be balanced against the risk of slow-moving or excess inventory levels.

•	Accrued compensation and benefits decreased due to the payments of severance and executive relocation obligations during the first quarter of 2011, which were accrued at December 31, 2010.

We expect future cash provided (used) by operating activities to fluctuate primarily as a result of: expansion efforts, variations in operating results, timing of product shipments, trade receivables collections, inventory management including the expansion of our product offerings, and timing of vendor payments.

Investing Activities

Investing activities for both Fiscal 2011 and Fiscal 2010 included capital purchases to support normal business operations.

Financing Activities

During Fiscal 2011, financing activities consisted of (i) proceeds received from the exercise of employee stock options, and (ii) $8,000 in deferred financing costs related to the extension of our bank line of credit.

During Fiscal 2010, financing activities consisted of (i) $4,000,000 proceeds from the sale of our common stock, less $29,000 of related stock issuance costs, (ii) $2,197,000 cash paid for the repurchase of our common stock, (iii) $225,000 payoff of our line of credit, and (iv) $13,000 loan origination fees.

Cash and Working Capital Requirements

Our strengthened financial position has provided us with the ability to actively pursue growth. While this new strategic relationship augments DCT’s already industry-leading image capture offerings across a broader range of price points and functionality, it may constrain working capital in the near term.

In addition, we anticipate entering into other strategic relationships that will enhance and expand our current product offerings, which may increase our revenues. We believe the anticipated expansion into these new, but related, market segments will complement our existing business. Such expansion may require us to incur additional expenses in the near term and may take some time to fully develop. Additionally, there is no guarantee that our expansion will be successful.

Management believes that current cash and other sources of liquidity are sufficient to fund normal operations and our anticipated growth through the next 12 months.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One – Three
	Total	One Year	Years

Bank line of credit(1)	$–	$–	$–
Operating lease obligations (2)	953	207	746
Total contractual cash obligations	$953	$207	$746

(1)As of December 31, 2011, we had a $3,000,000 line of credit (“LOC”). Borrowings under the LOC are limited to 80% of eligible accounts receivable (as defined in the LOC agreement).  The LOC bears an annual interest rate of prime plus 1.00%. Interest payments are due monthly and all unpaid interest and principal is due in full on November 15, 2012.  Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default. Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of December 31, 2011, we were in compliance with all LOC debt covenants and had unused borrowing capacity of $1,172,000.

In June 2011, DCT entered into a distribution agreement that required the Company to provide a $300,000 standby letter of credit. At December 31, 2011, DCT’s LOC borrowing capacity was reduced from $1,472,000 to $1,172,000 to reflect the entire standby letter of credit. DCT’s LOC borrowing capacity will continue to be reduced by $300,000 until the supplier no longer requires the guarantee, or until July 6, 2012, at which time the current guarantee terminates.

(2) Operating lease obligations relate to DCT’s corporate office and warehouse space that extends through October 2015. In addition to the lease payments, we are also responsible for common area maintenance (“CAM”) charges and pro-rated taxes and insurance. CAM is subject to change, but has averaged approximately $10,000 per month since the inception of the lease.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

As of December 31, 2011, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties existed which are likely to have a material effect on our liquidity, except as described in “Note 11: Commitments and Contingencies” in Part II, Item 8 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS

The information required by this Item is set forth beginning on page F-1 of this Annual Report on Form 10-K and is incorporated by reference herein.

Item 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Document Capture Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Document Capture Technologies, Inc. and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Document Capture Technologies, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

HEIN & ASSOCIATES LLP

Irvine, California

March 30, 2012

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,455	$2,322
Trade receivables	2,207	2,539
Inventories, net	2,876	1,730
Prepaid expenses and other current assets	226	259
Total current assets	7,764	6,850

Other non-current assets	36	44
Fixed assets, net	125	145
Total assets	$7,925	$7,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$–	$–
Trade payables to related parties	1,014	654
Trade payables and other accrued expenses	717	546
Accrued compensation and benefits	444	712
Deferred revenue and customer deposits	–	29
Income tax payable	23	100
Total current liabilities	2,198	2,041

Stock option liability	502	811
Long-term deferred rent	113	70

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock $.001 par value, 2,000 authorized, 0 issued and outstanding at December 31, 2011 and December 31, 2010
Common stock $.001par value, 50,000 authorized, 20,578 and 20,479 shares issued and outstanding at December 31, 2011 and 2010, respectively	21	20
Additional paid-in capital	38,290	36,940
Accumulated deficit	(33,199)	(32,843)
Total stockholders’ equity	5,112	4,117
Total liabilities and stockholders’ equity	$7,925	$7,039

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010

Net sales	$17,658	$14,849

Cost of sales	10,952	9,030

Gross profit	6,706	5,819

Operating expenses:
Selling, general and administrative	5,944	5,098
Research and development	1,351	1,088
Total operating expenses	7,295	6,186

Operating loss	(589)	(367)

Non-operating income (expense):
Change in fair value of stock option liability and derivative instruments	309	733
Interest income	1	1
Interest expense	(5)	(57)
Other	(8)	71
Total non-operating income (expense)	297	748

Net (loss) income before income taxes	(292)	381
Provision for income taxes	64	102

Net (loss) income	$(356)	$279

Basic (loss) earnings per share	$(0.02)	$0.01
Diluted (loss) earnings per share	$(0.02)	$0.01

Weighted average common shares outstanding – basic	20,562	20,581
Weighted average common shares outstanding – diluted	20,562	27,092

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2009	19,406	$19	$35,697	$(33,122)	$2,594
Fair value of common stock warrants issued for services rendered	–	–	74	–	74
Stock-based compensation expense	–	–	940	–	940
Proceeds from issuance of common stock, net of issuance costs of $29 and option liability of $1,544	3,861	4	2,423	–	2,427
Issuance of common stock upon cashless exercise of stock options	181	–	–	–	–
Repurchase of common stock	(2,969)	(3)	(2,194)	–	(2,197)
Net income	–	–	–	279	279
Balances at December 31, 2010	20,479	20	36,940	(32,843)	4,117
Fair value of common stock warrants issued for services rendered	–	–	80	–	80
Stock-based compensation expense	–	–	1,270	–	1,270
Issuance of common stock upon exercise of stock options	99	1	–	–	1
Net loss	–	–	–	(356)	(356)
Balances at December 31, 2011	20,578	$21	$38,290	$(33,199)	$5,112

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010

Operating activities
Net (loss) income	$(356)	$279
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation expense included in operating expenses	48	49
Depreciation expense included in cost of sales	40	54
Allowance for slow-moving inventory	33	–
Fair value of common stock and common stock warrants issued for services rendered	80	74
Stock-based compensation expense	1,270	940
Change in fair value of stock option liability and derivative Instruments	(309)	(733)
Non-cash interest expense	5	45
Changes in operating assets and liabilities:
Trade receivables	332	(1,042)
Inventories	(1,179)	(56)
Prepaid expenses and other current assets	7	(131)
Other non-current assets	8	(44)
Trade payables to related parties	360	313
Trade payables and other accrued expenses	171	106
Accrued compensation and benefits	(268)	588
Income taxes payable	(77)	100
Deferred revenue and customer deposits	(29)	(82)
Long-term deferred rent	43	70
Cash provided by operating activities	179	530

Investing activities
Capital expenditures	(39)	(72)
Cash used by investing activities	(39)	(72)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	1	3,971
Net advances (payments) on bank line of credit	–	(225)
Loan origination fees	(8)	(13)
Payments for repurchase of common stock	–	(2,197)
Cash (used) provided by financing activities	(7)	1,536

Increase in cash and cash equivalents	133	1,994

Cash and cash equivalents at beginning of year	2,322	328

Cash and cash equivalents at end of year	$2,455	$2,322

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$–	$16
Income taxes	$163	$2

Non-cash investing and financing activities:
Transfer of deposits to fixed assets	$29	$-

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

Syscan, Inc. (“Syscan”), DCT’s wholly-owned subsidiary, was incorporated in California in 1995 to develop and manufacture a new generation of contact image sensors (“CIS”) that are complementary metal-oxide-silicon (“CMOS”) imaging sensor devices. During the late 1990s, DCT established many technical milestones and was granted numerous patents for its linear imaging technology. DCT’s patented CIS and mobile imaging scanner technology provides high quality images at extremely low power consumption levels, allowing delivery of compact scanners in a form ideally suited for laptop or desktop computer users who need a small lightweight device to scan documents.

DCT’s business model was developed around intellectual property (“IP”) driven products sold primarily to original equipment manufacturers (“OEM”), private label brands and value added resellers (“VAR”) DCT’s image-scanning products can be found in a variety of applications, including but not limited, to the following:

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

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments. DCT considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. DCT had no cash equivalents at December 31, 2011 or 2010.

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

Under the provisions of the Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, (“ASC 820”) there are three levels of inputs that may be used to measure fair value:

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

Level 3. Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. DCT had no Level 3 assets. DCT’s Level 3 liabilities include (i) stock option liabilities and (ii) derivative contracts liabilities. DCT estimates the fair value of Level 3 liabilities using either the Binomial option pricing model or the Black-Scholes valuation model, depending on the attributes of the liability being measured.

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

Cash and Cash Equivalents. DCT maintains cash balances at several banks. Interest bearing accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Non-interest bearing accounts are 100% insured. As of December 31, 2011, DCT had consolidated balances of approximately $156,000, which were not guaranteed by FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

Major Customers and Trade Receivables. A relatively small number of customers account for a significant percentage of DCT’s sales. The percentage of sales derived from significant customers is as follows:

	Year Ended December 31,
	2011	2010
Customer A	21%	11%
Customer B	18	21
Customer C	15	**
Customer D	13	16
Customer E	**	14

**Represents less than 10% of sales.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Trade receivables from these customers whose sales represented more than 10% during the year ended December 31, 2011 totaled $1,589,000 at December 31, 2011. As of December 31, 2011 all DCT's trade receivables were unsecured. The risk with respect to trade receivables is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Concentration of Supplier Risk

Manufacturing. Historically, DCT has purchased substantially all its finished scanner imaging products from one vendor. See Note 3. If this vendor became unable to provide materials in a timely manner and DCT was unable to find alternative vendors, DCT's business, operating results and financial condition would be materially adversely affected.

During January 2010, DCT’s manufacturer announced a relocation of its primary manufacturing facility, then located in Shenzhen China, to Wuhan, Hubei China. The purpose of the relocation relates directly to an opportunity for the manufacturer to reduce its direct and overhead costs. The new building was successfully completed and the factory was fully operational on June 1, 2011 with no interruption to the manufacturing process or to DCT’s operations.

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

Inventories

Inventories consist of finished goods and components, which are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Provision is made for obsolete, slow-moving or defective items where appropriate. The amount of any provision is recognized as a component of cost of sales in the period the provision occurs. At December 31, 2011, an inventory allowance of $33,000 was established as a result of slow-moving inventory. There was no inventory allowance at December 31, 2010. DCT had no material inventory write offs during the years ended December 31, 2011 or 2010.

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

Impairment of Long-Lived Assets

DCT’s long-lived assets are recorded at fair value only if an impairment charge is recognized. If indicators of impairment exist, DCT assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, DCT measures the amount of such impairment by comparing the assets’ carrying value to the assets’ fair value. DCT had no impairment losses during the years ended December 31, 2011 and 2010.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition, Allowance for Doubtful Accounts and Returns Allowances

Revenues. Revenues consist of product sales including the sale of optical image capturing devices, modules of optical image capturing devices, and chips and other optoelectronic products. Generally, revenue is recognized when the product is shipped and the risks and rewards of ownership have transferred to the customer. In certain instances, when deemed appropriate by management, DCT recognizes revenue as the cash is collected.

Shipping charges billed to customers are included in net sales and the related shipping costs are included in cost of sales in the period of shipment.

Multiple Element Arrangements. DCT occasionally enters into revenue arrangements that contain multiple deliverables. For arrangements with multiple elements, revenue is allocated across the separately identified deliverables. Revenue is recognized when all criteria of revenue recognition have been met for each deliverable. Direct costs are recognized during the same period that the related revenue is recognized.

Allowance for doubtful accounts. DCT presents trade receivables, net of allowances for doubtful accounts and returns, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting DCT’s customer base. DCT reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. DCT had no allowance for doubtful accounts as of December 31, 2011 or 2010 and no material trade receivable write offs during any period presented.

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

DCT estimates the fair value of the options on the grant date using the Black-Scholes valuation model under the following assumptions:

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2011	2010
Weighted average expected option life in years	3.0	3.7
Weighted average expected volatility	134%	272%
Expected dividend yield	0%	0%
Weighted average risk free interest rate	1.01%	0.97%

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

Note 2 – Recent Accounting Pronouncements

Comprehensive Income

The Financial Accounting Standards Board (“FASB”) issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on DCT’s financial statements.

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

Purchases from Scanner Manufacturers totaled $10,740,000 and $8,521,000 for the years ended December 31, 2011 and 2010, respectively. All purchases to and from Scanner Manufacturers were carried out in the normal course of business. As a result of the aforementioned purchases, the net due to related parties was $1,014,000 and $654,000 at December 31, 2011 and December 31, 2010, respectively.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Sales

During the year ended December 31, 2011 and 2010, DCT recorded net sales totaling $11,000 and $246,000, respectively, for finished scanners sold to Scanner Manufacturers. The related cost of goods sold was $10,000 and $207,000 for the years ended December 31, 2011 and 2010, respectively. All sales to Scanner Manufacturers contained similar terms and conditions as for other transactions of this nature entered into by DCT.

The above sales were all made under an exclusive license agreement between DCT and Scanner Manufacturers, which was terminated by DCT during the second quarter of 2011.

Consulting Services Provided by Members of the Board of Directors

In February 2011, DCT entered into a month-to-month product development arrangement with Darwin Hu, a current member of DCT’s board of directors, whereby Mr. Hu assisted DCT with expanding the current product offering. Pursuant to the arrangement, Mr. Hu was paid $83,000 during the year ended December 31, 2011. As a result of hiring a full time chief technology officer, DCT terminated its consulting arrangement with Mr. Hu, effective October 31, 2011. Mr. Hu continues to serve as a director on DCT’s board of directors.

During the year ended December 31, 2011, DCT paid $11,000 to CSO on Call, LLC (“CSO”), a company owned by Roseann Larson, who is a current member of DCT’s board of directors. CSO was engaged by DCT’s board of directors for the purpose of providing strategic guidance to the board of directors related to DCT’s current operations.

Legal Services Agreement

During September 2009, DCT entered into a legal services agreement (“Agreement”) with Jody R. Samuels, a director of the Company.  Pursuant to the Agreement, Mr. Samuels will provide certain legal services to us which will consist of assisting the Company in (i) the preparation of its periodic and other filings with the Securities and Exchange Commission (“SEC”), including proxy statements, special and annual meetings of shareholders, (ii) the negotiation of financing and corporate development transactions, (iii) preparation and review of documentation related to financing arrangements and corporate development transactions, (iv) preparing registration statements, and responding to any SEC inquiries/comment letters, (v) documenting corporate governance policies and procedures, and (vi) any other legal matters reasonably within the legal expertise of Mr. Samuels.

Pursuant to the Agreement, Mr. Samuels is paid $4,000 per month for a total of $48,000 during the year ended December 31, 2011 and $48,000 during the year ended December 31, 2010. The Agreement may be cancelled by either party with 30 days prior written notice.

Agreement to License Office Space

During April 2010, DCT entered into a two-year license agreement (“License”) with Beau Dietl & Associates (“BDA”) to license office space from BDA in New York City. The License can be cancelled by either party with 90 days written notice. DCT uses the office space for all meetings of the board of directors and all shareholder meetings. In connection with the License, the Company paid BDA an upfront license fee of $50,000 as payment in full. The $50,000 payment was capitalized and is being amortized, using the straight-line method, to selling, general and administrative expense over the term of the License.

In connection with the License, DCT recorded rent expense of $25,000 and $17,000 for the years ended December 31, 2011 and 2010, respectively.

During September 2011, the Company’s board of directors appointed Mr. Dietl to serve as its Chairman of the board of directors.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During December 2011, DCT’s Audit Committee approved a one-year extension of the License. In connection with the extension, DCT paid BDA $12,500. The $12,500 payment was capitalized and will be amortized, using the straight-line method, to selling, general and administrative expense over the term of the License extension. The amended License extends through April 2013.

Consulting Agreement

During September 2010, the Company entered an agreement with a consulting company to assist DCT expand its sales. When the agreement was entered into, the owner of the consulting company held approximately one percent of DCT’s outstanding common stock. Upon execution of the agreement, DCT paid $400,000, which was recorded as selling, general and administrative expense during the year ended December 31, 2010, as services were fully rendered at the time of payment.

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

Reimbursed Expenses

During the year ended December 31, 2010, DCT reimbursed expenses incurred by related-party consultants totaling approximately $4,400. DCT did not reimburse any expenses incurred by related-party consultants during the year ended December 31, 2011.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth, by the respective option plan, certain aspects of DCT’s stock options as of December 31, 2011:

	Option Approval Method			Options Outstanding and Options Available
Description	Board of Directors	Board of Directors and Shareholders	Total	Outstanding	Available For Future Grant	Total
2002 Amended and Restated Stock Option Plan	–	3,200,000	3,200,000	2,478,710	721,290	3,200,000
2006 Stock Option Plan	–	2,500,000	2,500,000	2,349,000	151,000	2,500,000
2009 Stock Option Plan	–	1,500,000	1,500,000	1,179,333	320,667	1,500,000
2010 Stock Option Plan	–	3,500,000	3,500,000	2,500,000	1,000,000	3,500,000
Key Personnel Option Grants	7,875,000	–	7,875,000	6,017,315	–	6,017,315
	7,875,000	10,700,000	18,575,000	14,524,358	2,192,957	16,717,315

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in DCT’s statements of operations (in thousands):

	Year Ended December 31,
	2011	2010
Selling, general and administrative	$1,162	$813
Research and development	108	127
	$1,270	$940

At December 31, 2011, DCT had approximately $970,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

Stock Option Activity and Outstanding

Additional information with respect to stock option activity is as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2009	11,355,498	$0.32
Granted	4,250,000	0.42	*
Cancelled	(361,000)	0.43
Outstanding at December 31, 2010	15,244,498	$0.34
Granted	1,143,710	0.39	*
Cancelled	(1,765,000)	0.38
Exercised	(98,850)	0.01
Outstanding at December 31, 2011	14,524,358	$0.34
Vested or expected to vest at December 31, 2011	14,524,358	$0.34

* Approximates the weighted-average fair value.

The following table summarizes all options outstanding and exercisable by price range as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.01	2,142,315	0.32	$0.01	2,142,315	$0.01
$0.29-$0.45	9,482,043	6.20	$0.32	5,917,547	$0.32
$0.60 - $0.70	2,900,000	6.85	$0.68	2,200,000	$0.68
	14,524,358			10,259,862

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The “intrinsic value” of options is the excess of the value of DCT stock over the exercise price of such options. The total intrinsic value of options outstanding (of which all are expected to vest) was approximately $1,546,000 and $3,462,000 at December 31, 2011 and 2010, respectively. The total intrinsic value for exercisable options was $1,303,000 and $2,024,000 at December 31, 2011 and 2010, respectively. The total intrinsic value for options exercised during the year ended December 31, 2011 was $43,000. No options were exercised during the year ended December 31, 2010.

Note 5 – Composition of Certain Financial Statement Captions

Inventories, net are summarized as follows (in thousands):

	December 31,
	2011	2010
Raw materials	$803	$311
Finished goods	2,106	1,419
	2,909	1,730
Less: Inventory allowance	(33)	–
	$2,876	$1,730

Fixed assets are summarized as follows (in thousands):

	December 31,
	2011	2010
Computer and office equipment	$123	$111
Leasehold improvements	26	–
Tooling and product design	294	288
	443	399
Less: Accumulated depreciation	(318)	(254)
	$125	$145

Depreciation expense totaled $88,000 and $103,000 for the years ended December 31, 2011 and 2010, respectively.

Deferred revenue and customer deposits are summarized as follows (in thousands):

	December 31,
	2011	2010
Deferred revenue	$–	$6
Customer deposits	–	23
	$–	$29

In certain instances, DCT requires advance payments from customers. Revenue from advanced payments is recognized when the finished product is shipped.

Deferred revenue consists of non-recurring engineering fees and other pre-payments received from customers that have been deferred when one or more revenue recognition criteria have not been met. Once the revenue recognition criteria have been fully met, the revenue is recognized.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accrued compensation and benefits are summarized as follows (in thousands):

	December 31,
	2011	2010
Vacation	$147	$87
Bonuses	219	124
Accrued payroll	33	–
Executive severance(1)	–	246
Executive relocation(2)	45	255
	$444	$712

(1)Relates to the resignation of a DCT executive in November 2010.

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

Common stock equivalents of 12,125,000 were not considered in calculating diluted net loss per common share for the year ended December 31, 2011 as their effect would be anti-dilutive. Common stock equivalents were taken into consideration in calculating diluted net income per common share for the year ended December 31, 2010. The computation of DCT’s basic and diluted earnings per share for the year ended December 31, 2010 is as follows (in thousands, except per share amounts):

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

Note 7 – Equity

Common Stock

Common Stock Issuances - 2011

During the first quarter of 2011, DCT issued 98,850 shares of common stock upon the exercise of employee stock options.

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

Under the provisions of ASC 480, Distinguishing Liabilities from Equity, a financial instrument is a liability if the number of shares used to calculate the settlement amount is not fixed. If a financial instrument’s terms provide for any potential adjustment, regardless of the probability of such adjustment(s) or whether such adjustments are in the entity's control, the settlement amount is not fixed. As the NCR Option contains a price protection provision (or down-round provision) that reduces the option’s strike price in the event the Company issues additional shares at a more favorable price than the strike price, the NCR Option is recognized at fair value as a liability. The fair value of the NCR Option was estimated using a custom Binomial option pricing model with the following assumptions: 0.42% risk-free interest rate, expected volatility of 162%, expected dividend yield of 0%, and remaining life equal to the remaining contractual life of the option. Estimated fair value on the Purchase Date was $1,544,000. As such, of the $4,000,000 proceeds received from NCR, $1,544,000 was booked as a stock option liability and the remaining proceeds were booked as stockholders’ equity. See Note 8.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Warrants

Common Stock Warrants Issued for Consulting Services

In certain instances, DCT issues warrants to consultants for consulting services. DCT did not issue any warrants for consulting services during the year ended December 31, 2011. DCT issued warrants to purchase 620,000 shares of DCT common stock during the year ended December 31, 2010. The initial value of such warrants was calculated using the Black-Scholes valuation model using the following assumptions:

Contractual Term	2.0
Weighted average expected volatility	175%
Weighted average expected dividend yield	0%
Weighted average risk free interest rate	0.61%

The total fair value of warrant issued during the year ended December 31, 2010 was $229,000. DCT amortizes the fair value of the warrants ratably over the consulting agreement. Accordingly, $80,000 and $74,000 was charged to selling, general and administrative expense and credited to additional paid-in capital during the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, DCT had approximately $75,000 of total unrecognized compensation cost related to such warrants. This cost is expected to be recognized over a weighted-average period of approximately 1 year.

Common Stock Warrant Activity and Outstanding

DCT had the following common stock warrant activity during the years ended December 31, 2011 and 2010:

Number of Shares
Outstanding at December 31, 2009	2,002,027
Issued	620,000
Exercised	(180,822)
Cancelled	(1,643,178)
Outstanding at December 31, 2010	798,027
Cancelled	(110,000)
Outstanding at December 31, 2011	688,027

The following table summarizes certain aspects of DCT’s outstanding warrants as of December 31, 2011:

Warrants Issued in Connection with:	Number of Shares Outstanding and Vested	Exercise Price ($)	Issuance Date	Expiration Date
Consulting agreement	220,000	0.24-0.34	7/26/10	7/26/12
Consulting agreement	400,000	0.67	12/13/10	12/12/12
Bank line of credit	68,027	0.59	9/2/09	8/31/16
	688,027

Note 8 – Fair Value

Under the provisions of the ASC 820, DCT’s stock option liability is adjusted to its fair value at the end of each reporting period using the Binomial option pricing model. As of December 31, 2011, DCT estimated the fair value using the following assumptions: 0.12% risk-free interest rate, expected volatility of 198%, expected dividend yield of 0%, and remaining life equal to the remaining contractual life of the option. As of December 31, 2010, DCT estimated the fair value using the following assumptions: 0.61% risk-free interest rate, expected volatility of 118%, expected dividend yield of 0%, and remaining life equal to the remaining contractual life of the option.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DCT reports the change in fair value during each period as a non-operating gain or loss. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the value of the Company’s common stock as quoted on the OTC Bulletin Board. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the value of the Company’s common stock as quoted on the OTC Bulletin Board.

The NCR Option fair value is measured using Level 3 inputs, unobservable inputs to the valuation methodology that are significant to the measurement of the fair value, as defined by ASC 820.

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010 (in thousands):

Fair Value of Stock Option Liability
Balance at December 31, 2009	$–
Issuance of stock option (Note 7)	1,544
Unrealized gain included in net income (loss)(1)	(733)
Balance at December 31, 2010	$811
Unrealized gain included in net income (loss) (1)	(309)
Balance at December 31, 2011	$502

(1) Included as a component of non-operating income (expense).

Note 9 – Bank Line of Credit

Bank Line of Credit - 2010

During March 2010, DCT amended its existing $2,000,000 line of credit (“LOC”) to increase the borrowing base as follows: (i) increase the percentage of borrowings from 75% to 80% of eligible accounts receivable, and (ii) add 40% of eligible inventory (all as defined in the LOC agreement) to the borrowing base. In connection with increasing the amendment, DCT paid the lender a loan modification fee of $6,000, which was recorded as deferred financing costs and amortized over the life of the loan to interest expense.

During August 2010, DCT extended the maturity date of its $2,000,000 LOC to November 1, 2010. As part of the extension, the borrowing base was modified to only include borrowings against 80% of eligible accounts receivable (as defined in the LOC agreement). The inventory borrowing base was not extended as DCT did not require the borrowing capacity. In connection with the extension, DCT paid the lender a loan modification fee of $2,000, which was recorded as deferred financing costs and amortized over the life of the loan extension to interest expense.

During November 2010, DCT amended its LOC (“2010 Amended LOC”). The 2010 Amended LOC lowered the annual interest rate from prime plus 2.75% to prime plus 1.0% and extended the maturity date to November 15, 2011.

In connection with the 2010 Amended LOC, DCT paid the lender a fee of $5,000, which was recorded as deferred financing costs and was amortized over the life of the loan to interest expense.

Bank Line of Credit – 2011

During November 2011, DCT amended its LOC (“2011 Amended LOC”). The 2011 Amended LOC increases the available borrowings from $2,000,000 to $3,000,000 and extends the maturity date to November 15, 2012.  All other significant terms and conditions remain unchanged.

In connection with the 2011 Amended LOC, DCT paid the lender a loan origination fee of $8,000, which was recorded as deferred financing costs and is being amortized over the life of the loan to interest expense.

As of December 31, 2011, DCT was in compliance with all 2011 Amended LOC debt covenants and had unused borrowing capacity of $1,172,000.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Standby Letter of Credit

In June 2011, DCT entered into a distribution agreement that required the Company to provide a $300,000 standby letter of credit. At December 31, 2011, DCT’s LOC borrowing capacity was reduced from $1,472,000 to $1,172,000 to reflect the entire standby letter of credit. DCT’s LOC borrowing capacity will continue to be reduced by $300,000 until the supplier no longer requires the guarantee, or until July 6, 2012, at which time the current guarantee terminates.

Interest Expense Related to Amortization of Warrant Fair Values and Loan Origination Fee

During the year ended December 31, 2011, DCT recorded interest expense of $5,000 for the amortization of deferred financing costs.

During the year ended December 31, 2010, DCT recorded interest expense totaling $45,000 of which $23,000 was non-cash amortization of the fair value of warrants issued to the lender in 2009, and $22,000 related to amortization of deferred financing costs.

Note 10 – Income Tax

DCT’s provision (benefit) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2011	2010
Current taxes:
Federal taxes	$3	$11
State taxes	61	91
	$64	$102

As of December 31, 2011 DCT has estimated available net operating loss carryforwards of approximately $7,605,000 and $5,100,000 for federal and state income tax purposes, respectively. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of net operating losses (“NOL”) and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). During the year ended December 31, 2008 management analyzed changes to DCT’s ownership and estimated the impact of such changes to DCT’s NOLs. The aforementioned NOLs are based on management’s estimates and are limited to an annual limitation of approximately $500,000 per year. During the years ended December 31, 2011 and 2010, DCT did not have any ownership changes that limit NOLs.

DCT believes sufficient uncertainty exists regarding the realization of net operating loss carryforwards and other timing differences for the periods presented. Accordingly, a valuation allowance has been provided for the entire amount related thereto. The valuation allowance decreased by approximately $164,000 and $12,000 for the years ended December 31, 2011 and 2010, respectively.

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2011	2010
U.S. Federal statutory rate (%)	(35)%	35%
State income taxes, net of federal income taxes	14	14
Effect of permanent differences and other	124	26
Use of NOLs	(91)	(79)
Change in valuation allowance and other	10	31
	22%	27%

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The deferred income tax asset consisted of the following (in thousands):

	December 31,
	2011	2010
Deferred tax assets
Federal net operating loss carryforwards	$2,662	$2,857
State net operating loss carryforwards	451	451
Other	208	177
	3,321	3,485
Less: valuation allowance	(3,321)	(3,485)
	$-	$-

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

At December 31, 2011, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2011. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

The Company is subject to income tax in the U.S. federal jurisdiction and California. DCT is no longer subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years ended on or before December 31, 2007 and December 31, 2006, respectively. DCT has not filed its U.S. federal or state return for the year ended December 31, 2011. These returns are considered open tax years as of the date of these consolidated financial statements.  No tax returns are currently under examination by any tax authorities.

Note 11 – Commitments and Contingencies

Operating Leases

DCT’s corporate office and warehouse space is an operating lease that extends through October 2015. As of December 31, 2011, future minimum rental commitments under non-cancellable leases were as follows (in thousands):

Year Ending December 31,	Future Minimum Lease Payments
2012	$207
2013	246
2014	265
2015	235
Thereafter	–
$953

Under the lease agreement, DCT is responsible for common area maintenance (“CAM”) charges and pro-rated taxes and insurance. Rent, CAM, and pro-rated taxes and insurance expenses under the operating lease totaled $381,000 and $304,000 for the years ended December 31, 2011, respectively.

Rent expense was $259,000 and $284,000 for the years ended December 31, 2011 and 2010, respectively.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

DCT maintains employment agreements with certain of its executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors. The agreements also provide for termination payments, stock options, non-competition provisions, and other terms and conditions of employment. DCT also maintains employment agreements with other key employees with similar terms and conditions. As of December 31, 2011, termination payments totaling $1,382,000 remain in effect. Additionally, DCT has commitments to several key employees to pay severance if the employee is terminated by DCT. Such commitments total $48,000 as of December 31, 2011. Subsequent to year end, one employment agreement was not renewed, which reduced the termination payments to $1,117,000.

Research and Development Agreement

During the second quarter of 2011, the Company entered into an agreement (“Development Agreement”) with a customer to develop scanners to meet the customer’s specific product requirements. Revenue and the associated cost of revenue are recognized based on a percentage-of-completion estimate. During the year ended December 31, 2011, DCT recognized revenue of $56,000 based on an estimated percentage of completion. As of December 31, 2011, DCT had no deferred revenue associated with the Development Agreement.

Litigation, Claims and Assessments

DCT experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT's financial condition, results of operations or cash flows.

Note 12 – Employee Benefits

DCT has a 401(k) plan for employees who are at least 21 years of age and have completed a minimum of 1,000 hours of service. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, but not in excess of the maximum amounts allowed under the Internal Revenue Code. DCT contributions totaled $60,000 and $63,000 for the years ended December 31, 2011 and 2010, respectively.

Note 13 – Segment and Geographic Information

Segment Information

DCT operates in one segment: the design, development and delivery of various imaging technology solutions, most notably scanners.

Geographic Information

During the years ended December 31, 2011 and 2010, DCT recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product. The following table summarizes total net sales attributable to significant countries (in thousands):

	Years Ended December 31,
	2011	2010
U.S.	$16,875	$13,781
Europe and other	772	822
Asia	11	246
	$17,658	$14,849

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Asia, and Europe (in thousands):

	December 31,
	2011	2010
U.S.	$7,357	$6,674
Europe and other	516	287
Asia	52	78
	$7,925	$7,039

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

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, and Significant Employees

The following table sets forth the names, ages, years elected and principal offices and positions of our current directors and executive officers as of March 28, 2012.

Name	Year First Elected As Officer or Director	Age	Office
Richard Dietl	2011	61	Chairman
Edward M. Straw	2008	73	Vice Chairman
David P. Clark	2004	43	Chief Executive Officer and Director
Craig H. Weber	2010	52	President, Chief Operating Officer and Secretary
M. Carolyn Ellis	2007	47	Chief Financial Officer
Martin Boliek	2011	51	Chief Technical Officer
Jacques vonBechmann	2011	50	Senior Vice President of Sales
Roseann Larson	2010	53	Director
Darwin Hu	2004	59	Director
Jody R. Samuels	2009	43	Director

None of the members of the Board of Directors or executive officers of the Company are related. Each year the stockholders elect the members of our Board of Directors. We do not have a standing nominating committee. Our entire board of directors currently serves as the nominating committee. There were no changes in procedures for nominating DCT directors during the year ended December 31, 2011.

RICHARD DIETL became Chairman of our Board of Directors on September 29, 2011.  Mr. Dietl is the Founder & Chairman of Beau Dietl & Associates. Founded in 1985, following a 16-year career as one of the most decorated detectives in the NYPD, Beau Dietl & Associates has grown to become one of the premier investigative and security firms in the nation.  Mr. Dietl has been DCT’s largest stockholder and has been instrumental with numerous DCT strategic initiatives since July 2008.  In 2010, Mr. Dietl formed Beau Dietl Consulting Services (“BDCS”) to recruit temporary and permanent placements in the IT, Finance, and Business verticals for global leaders and Fortune 500 companies.  Clients include JP Morgan Chase, Citibank and Ernst & Young.

Bo is the Founder of Electronic Risk Management Solutions (“ERMS”); at the forefront of corporate security initiatives by providing state-of-the-art anti-hacking security systems.

Mr. Dietl has been the Chairman of Security Solutions since 1999, a company that provides the highest level of professional computer network security for all size companies from small businesses to multi-national corporations.

Mr. Dietl is the Founder and Chairman of a revolutionary software tool called Bo Dietl’s One Tough ComputerCop.  The software was developed to significantly increase a parent’s ability to protect children from online predators. The software has been approved by the National Center for Missing and Exploited Children, and has been featured on America’s Most Wanted.

In 2003 Bo became the Principal of NetWolves, an innovator of a 3 tier firewall software system called the Fox Box. NetWolves inked a deal with General Electric for worldwide installation of NetWolves technology.

Mr. Dietl is a Fox News contributor focused on current events and is a regular guest on the radio talk show Imus in the Morning.

EDWARD M. STRAW became Chairman of our Board of Directors on July 15, 2008 and became our Vice Chairman on September 29, 2011. Mr. Straw is currently Executive Vice President of PRTM Management Consultants, a world class, operational strategy consulting group, where he assists with business development in federal, high tech and consumer packaged goods verticals as well as mentors and coaches younger partners in leadership, communication, presentation and deal closing skills. He also serves on the boards of Eddie Bauer Holdings, Ply Gem Industries, Panther Expedited Services, and is the Chairman of Odyssey Logistics and Technology.

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

DAVID CLARK has been our Chief Executive Officer since March 1, 2008 and prior thereto served as Senior Vice President of Business Development. Mr. Clark has been a director since July 2004. From October 2003 to July 2004 Mr. Clark was President of Nautical Vision, Inc., a market-specific image display company. There he created and implemented the company’s business plan, which involved product sourcing, sales and marketing and general management. From June 2001 to October 2003 Mr. Clark actively invested in and consulted to a diverse group of companies in addition to being involved in residential development.

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

M. CAROLYN ELLIS was appointed our Chief Financial Officer on November 1, 2007. Ms. Ellis was an independent contractor to the Company since April 2006 in charge of and supervising our financial reporting obligations. Prior to her work with DCT, Ms. Ellis served as a director, secretary and treasurer of Knovative, Inc., a telecommunications research and development company that she co-founded in 2003. She was a member of Knovative’s board of directors until Knovative shut down operations in August 2011. From April 2000 until July 2003, Ms. Ellis served as the Vice President of Finance for Correlant Communications, a company in the telecommunications industry. Ms. Ellis has been a certified public accountant since 1989. She earned a bachelor's degree in Economics and Accounting from Hendrix College in 1986 and a master's degree in Business Administration from the University of New Mexico in 1994.

MARTIN BOLIEK became DCT’s Chief Technology Officer on September 6, 2011. From July 2009 until joining DCT, Mr. Boliek provided consulting services for business, technology, and IP development for several start-up companies in the SaaS management, security, document processing, mobile, and video domains. From September 1990 until July 2009, Mr. Boliek held multiple executive positions with Ricoh Innovations, Inc, and most recently held the position of Program Manager.

Mr. Boliek has over 20 years of engineering and management experience leading the invention of several new technologies including components of the JPEG and JPEG 2000 image coding standards, wavelet-based document image enhancement, and document security and authentication technology. Mr. Boliek holds more than 50 issued patents with more pending. He has published more than 25 academic journal and conference papers and received several awards from Ricoh USA (e.g. No. 1 Technology Award, Best Conference paper, Responder Award) and ISO (e.g. Gene Milligan Award, Certificates of Appreciation). Mr. Boliek has been a member of the Institute of Electrical and Electronics Engineers (“IEEE”) for 24 years and currently a Senior Member of IEEE. Mr. Boliek received his Masters of Business Administration from the University of San Francisco, his Masters of Science in Electrical Engineering from the University of California, Davis and his Bachelor of Arts in Physics from the University of California, Santa Cruz.

JACQUES VONBECHMANN became DCT’s Senior Vice President of Sales on January 3, 2011. Before joining Document Capture Technologies, Inc. Mr. vonBechmann was Senior Vice President of Sales and Marketing at Home Care Delivered, Inc. He has held executive positions in sales and marketing for companies ranging from Internet start-ups to Fortune 100 companies, including National Accounts, Allergan, Inc.; Vice President, Marketing of Cendant Corporation; and Vice President, Sales at Allianz. He also has experience with a wide variety of markets that include pharmaceutical, consumer products, technology and financial institutions and has worked with companies such as Capital One, Bank One, Qwest, Genworth Long Term Care, Columbia HCA, Double Click, Orbitz, Disney, Continental Airlines, United Airlines, American Airlines, Expedia and Blue Cross Blue Shield. He also taught Marketing, Economics and Leadership courses an adjunct professor at the University of Richmond. He is a graduate of the University of Virginia and received his MBA from The College of William and Mary.

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

DARWIN HU became our Chairman, President and Chief Executive Officer on April 2, 2004, in connection with our acquisition of Syscan, Inc. Mr. Hu resigned as President and Chief Executive Officer on March 1, 2008 and stepped down as Chairman of the Board of Directors on July 15, 2008. Mr. Hu continues to serve as a director of the Company. Prior to April 2, 2004, Mr. Hu was the President and Chief Executive Officer of Syscan, Inc., our wholly-owned subsidiary. Mr. Hu has over 21 years of experience in the high-tech industry and has held various management-related positions within organizations related to color graphic imaging input scanning, display output and imaging communication product development, manufacturing and sales and marketing. Before joining Syscan, Inc. in April 1998, Mr. Hu held senior management positions at Microtek, Xerox, OKI, AVR, DEST, Olivetti and Grundig. Mr. Hu holds a bachelor's degree in Engineering Science from National Cheng-Kung University, Taiwan, and a master's degree in Computer Science and Engineering from California State University, Chico, USA.

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

Corporate Governance

Board’s Responsibilities and Structure

The Board oversees, counsels, and directs management in the long-term interests of DCT and the DCT stockholders. The Board’s responsibilities include:

•	selecting, evaluating the performance of, and determining the compensation of executive officers;

•	reviewing and approving our major financial objectives and strategic and operating plans, and other significant actions;
•	overseeing the conduct of our business and the assessment of our business and other enterprise risks to evaluate whether the business is being properly managed; and
•	overseeing the processes for maintaining our integrity with regard to our financial statements and other public disclosures, and compliance with law and ethics.

Board’s Role in Overall Risk Oversight

One of the Board’s functions is oversight of risk management. Risk is inherent in business, and the Board seeks to understand and advise on risk in conjunction with the activities of the Board and the Board’s committees.

The Board and executive management define risk for purposes of risk oversight to be the possibility that an undesired event could occur that might adversely affect DCT’s operations and business objectives. Risks include: identification of an undesired event, the types of adverse impacts that could occur if the undesired event occurs, the likelihood that an undesired event and a particular adverse impact would occur, and DCT’s ability to control the risk and the risk’s potential adverse impacts.

Executive management is responsible for identifying risk and risk controls related to significant business activities; mapping the risks to company strategy, and developing programs and recommendations to determine the sufficiency of risk identification, the balance of potential risk to potential reward, and the appropriate manner in which to control risk. The Board implements its risk oversight responsibilities by receiving periodic updates from management as to how the company is seeking to control risk if and when appropriate. In some cases, risks are addressed by the full Board. In other cases, a Board committee is responsible for oversight of specific risk topics. For example, the Audit Committee oversees risks related to internal control over financial reporting.

Board’s Role in Risk Assessment for Compensation Programs

The Board has assessed DCT’s compensation programs and concluded that the compensation policies and practices do not create (i) risks that are reasonably likely to have a material adverse effect on the company, or (ii) inappropriate or unintended significant risk to the company as a whole. DCT’s incentive compensation arrangements provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage significant risks; are compatible with effective internal controls and the risk management practices of DCT; and are supported by the oversight and administration of the Compensation Committee with regard to executive compensation programs.

Board of Directors Meetings and Subcommittees

Attendance at Board Meetings and Annual Shareholders’ Meeting

The Board held eight meetings in 2011. We expect each director to attend every meeting of the Board and the committees on which he or she serves, as well as the annual stockholders’ meeting. All directors attended at least 75% of the meetings of the Board and the committees on which they served in 2011. All directors attended our 2011 Annual Stockholders’ Meeting. Following each board meeting in 2011, our independent board members met without management present.

Audit Committee and Financial Expert

DCT’s Audit Committee was established on January 20, 2009 with all of DCT’s independent directors. Subsequent to that date, the Audit Committee began assisting the Board in its general oversight of financial reporting and internal controls, and is responsible for the appointment, retention, compensation, and oversight of the work of our independent registered public accounting firm. At DCT’s Annual Shareholders’ meeting held on September 14, 2009, our independent financial expert and Audit Committee Chair was not re-elected to our Board of Directors. From that date until June 8, 2010, when a new financial expert was appointed to our board, our entire Board acted as our Audit Committee. Effective June 8, 2010, Roseann Larson was appointed our Audit Committee Chair. Currently, our Audit Committee consists of Ms. Larson and Mr. Straw.

The Audit Committee charter is attached to this Annual Report on Form 10-K at Exhibit 99.1. The Audit Committee assesses the adequacy of its charter on an annual basis.

Compensation Committee

DCT’s Compensation Committee was established on November 12, 2009, and has authority for reviewing and determining salaries, performance-based incentives, and other matters related to the compensation of our executive officers. The Compensation Committee also administers our stock option plans, including reviewing and granting stock options to our executive officers. Additionally, they review and determine various other compensation policies and matters. Currently, our Compensation Committee consists of Mr. Samuels, Mr. Straw and Ms. Larson.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, None of our Directors or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the Securities and Exchange Commission by such reporting persons during the year ended December 31, 2011.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth, for the years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the year ended December 31, 2011: (i) individuals who served as, or acted in the capacity of, our principal executive officer and principal financial officer for the year ended December 31, 2011; (ii) our executive officers whose compensation exceeded $100,000 with respect to the years ended December 31, 2011 and 2010 and who were employed by us at December 31, 2011; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (a)(3)(iii) of Item 401 of Regulation S-K but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards(2) ($)		All Other Compensation ($)		Total Compensation ($)
David Clark, Chief Executive Officer	2011	260,000		–	(3)	–		–		260,000
and Director	2010	210,000		60,833		101,500	(4)	9,345	(5)	381,678

Craig H. Weber, President and Chief	2011	250,000		–	(3)	63,221	(6)	25,544	(7)	338,765
Operating Officer	2010	39,904	(8)	–		696,000	(9)	186,080	(10)	921,984

Jacques vonBechmann, Senior VP of	2011	150,000		71,250		145,600	(11)	–		366,850
Sales

Martin Boliek, Chief Technology Officer	2011	70,936	(12)	–	(3)	62,500	(13)	–		133,436

M. Carolyn Ellis, Chief Financial Officer	2011	170,000		–	(3)	–		6,730	(5)	176,730
	2010	170,000		14,586		29,000	(14)	6,667	(5)	220,253

(1)DCT did not have any stock awards, non-equity incentive plan compensation or non-qualified deferred compensation earnings during 2011 or 2010.

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

(3) As of the date of this filing, DCT’s Compensation Committee had not allocated the 2011 executive bonus pool to individual executives. The allocation will be finalized during the second quarter of 2012.

(4) Represents the total fair value (as discussed in (2) above) of 350,000 incentive stock options granted during the year ended December 31, 2010. One-third of the options vested on April 29, 2011, one-third will vest on April 29, 2012 and one-third will vest on April 29, 2013.

(5) Represents DCT’s safe harbor match on the named executives’ 401(k) contribution.

(6) Represents the total fair value (as discussed in (2) above) of 198,710 incentive stock options granted during the year ended December 31, 2010. One-half of the options vested on November 3, 2011 and one-half will vest on November 3, 2012.

(7)Includes (i) DCT’s safe harbor match 401(k) contribution (ii) temporary housing.

(8) Represents actual salary payments from November 3, 2010 through December 31, 2010 based on an annual salary of $250,000.

(9) Represents the total fair value (as discussed in (2) above) of 1,400,000 incentive stock options granted during the year ended December 31, 2010. One-half of the options vested on November 3, 2011 and one-half will vest on November 3, 2012.

(10) Includes (i) relocation expenses and (ii) temporary housing. An estimate was included in DCT’s Form 10K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 16, 2011. The estimate was updated to reflect actual relocation expenses paid.

(11) Represents the total fair value (as discussed in (2) above) of 500,000 incentive stock options granted during the year ended December 31, 2011. One-third of the options will vest on April 6, 2012, one-third will vest on April 6, 2013 and one-third will vest on April 6, 2014.

(12) Represents actual salary payments from September 6, 2011 through December 31, 2011 based on an annual salary of $220,000.

(13) Represents the total fair value (as discussed in (2) above) of 250,000 incentive stock options granted during the year ended December 31, 2011. One-third of the options will vest on September 6, 2012, one-third will vest on September 6, 2013 and one-third will vest on September 6, 2014.

(14) Represents the total fair value (as discussed in (2) above) of 100,000 incentive stock options granted during the year ended December 31, 2010. One-third of the options vested on April 29, 2011, one-third will vest on April 29, 2012 and one-third will vest on April 29, 2013.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding unexercised stock options, stock that has not vested, and equity incentive plan awards at December 31, 2011 by the named executive officers.

OUTSTANDING EQUITY AWARDS TABLE

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Exercise Price ($)	Expiration Date
David Clark	343,465	–		–	0.01	4/26/2012
Chief Executive Officer	400,000	–		–	0.70	3/25/2017
and Director	600,000	–		–	0.30	7/13/2018
	233,333	116,667	(1)	–	0.32	12/23/2019
	116,667	233,333	(2)	–	0.29	4/29/2020
Craig H. Weber	700,000	700,000	(3)	–	0.67	10/31/2020
President,	99,355	99,355	(3)	–	0.45	7/12/2021
Chief Operating Officer,
and Secretary
M. Carolyn Ellis	150,000	–		–	0.60	10/30/2014
Chief Financial Officer	375,000	–		–	0.30	7/13/2018
	83,334	41,666	(1)	–	0.32	12/23/2019
	33,333	66,667	(2)	–	0.29	4/29/2020
Jacques vonBechmann	–	500,000	(4)	–	0.40	4/6/2021
Senior Vice President of
Sales
Martin Boliek	–	250,000	(5)	–	0.30	9/27/2021
Chief Technical Officer

(1)All of the unexercisable options at December 31, 2011 will vest on December 23, 2012.

(2)One-half of the unexercisable options at December 31, 2011 will vest on April 29, 2012 and one-half will vest on April 29, 2013.

(3) All of the unexercisable options at December 31, 2011 will vest on November 3, 2012.

(4) One-third of the unexercisable options at December 31, 2011 will vest on April 6, 2012, one-third will vest on April 6, 2013 and one-third will vest on April 6, 2014.

(5) One-third of the unexercisable options at December 31, 2011 will vest on September 6, 2012, one-third will vest on September 6, 2013 and one-third will vest on September 6, 2014.

SARS/Long-Term Incentive Plans – Awards in Last Fiscal Year

No stock appreciation rights or long-term incentives were awarded to any executive officer or director during the year ended December 31, 2011.

Compensation of Directors

The general policy of the Board is that compensation for independent directors should be a mix of cash and equity-based compensation. DCT does not pay its management director for Board service in addition to his regular employee compensation.

The following table details the total compensation earned by DCT’s non-employee directors during the year ended and as of December 31, 2011:

Name	Fees Earned or Paid in Cash ($)		Option Awards(6) ($)		Total Compensation ($)
Richard Dietl	$12,000	(1)	$–		$12,000
Edward Straw	47,250	(2)	6,292	(7)	53,542
Roseann Larson	56,000	(3)	6,292	(7)	62,292
Darwin Hu	40,000	(4)	6,292	(7)	46,292
Jody Samuels	45,000	(5)	6,292	(7)	51,292
Total	$200,250		$25,168		$225,418

(1) Represents $10,000 quarterly retainer plus an additional $2,000 quarterly retainer since being appointed DCT’s Chairman of the Board of Directors on September 29, 2011.

(2) Represents $10,000 quarterly retainer plus an additional $2,000 quarterly retainer for the first three quarters for serving as DCT’s Chairman of the Board of Directors, and $1,250 for the last quarter for serving as DCT’s Vice Chairman of the Board of Directors.

(3) Represents (i) $10,000 quarterly retainer plus an additional $1,250 quarterly retainer for serving as DCT’s Audit Committee Chair, and (ii) $11,000 for strategic assessment of DCT’s current operations.

(4) Represents $10,000 quarterly retainer.

(5) Represents $10,000 quarterly retainer plus an additional $1,250 quarterly retainer for serving as DCT’s Compensation Committee Chair.

(6) Although there are a number of ways that the value of an equity award may be expressed, under SEC rules the values reported in the Option Award column of the Summary Compensation Table represent the dollar amount, without any risk of forfeiture, recognized for financial reporting purposes related to grants of options to each of the listed officers. DCT calculated these amounts in accordance with the Share-Based Payment topic of the Financial Accounting Standards Board Accounting Standards Codification Topic 718. See “Note 4: Employee Equity Incentive Plans” in Part II, Item 8 – Financial Statements of this Form 10-K.

(7) Represents the total fair value of 20,000 incentive stock options granted during the year ended December 31, 2011, for serving as director. All options vested December 31, 2011.

Beginning January 1, 2012, the Board of Directors approved a decrease in the quarterly retainer from $10,000 to $6,250. All other retainers remain the same.

Employment Agreements

David Clark, Chief Executive Officer and Director

Mr. Clark’s employment agreement expired on December 31, 2011 and has not been renewed as of the date hereof.

Craig H. Weber, President and Chief Operating Officer, and Secretary

During November 2010, the Company entered into an employment agreement (“Weber Agreement”) with Craig H. Weber pursuant to which he agreed to serve as President and Chief Operating Officer. On February 11, 2011, the board of directors appointed Mr. Weber as Secretary. The Weber Agreement provides for an initial term of two years and is automatically extended for additional one-year periods, unless either party notifies the other in writing at least ninety days prior to the expiration of the then existing term of its intention not to extend the term. In the event that Mr. Weber is terminated, other than with good cause, he is eligible to receive severance equal to twelve months of his then current annual salary and twelve months of C.O.B.R.A premium payments. The Weber Agreement is attached to this Annual Report on Form 10-K at Exhibit 10.7.

M. Carolyn Ellis, Chief Financial Officer

We have had an employment agreement (“Ellis Agreement”) with Ms. Ellis since November 2007. The Ellis Agreement has been amended once and currently extends through December 31, 2012. The term of the Ellis Agreement is automatically extended for additional one-year periods, unless either party notifies the other in writing at least ninety days prior to the expiration of the then existing term of its intention not to extend the term. In the event that Ms. Ellis is terminated, other than with good cause, she is eligible to receive severance equal to twelve months of her then current annual salary and twelve months of C.O.B.R.A premium payments. The Ellis Agreement and amendment are attached to this Annual Report on Form 10-K at Exhibits 10.8 and 10.9.

Jacques vonBechmann III, Senior Vice President of Sales

On July 25, 2011, the Company entered into an employment agreement (“vonBechmann Agreement”) with Jacques vonBechmann pertaining to his service as Senior Vice President of Sales. The vonBechmann Agreement provides for an initial term of two years and is automatically extended for additional one-year periods, unless either party notifies the other in writing at least ninety days prior to the expiration of the then existing term of its intention not to extend the term. In the event that Mr. vonBechmann is terminated, other than with good cause, he is eligible to receive severance equal to twelve months of his then current annual salary and twelve months of C.O.B.R.A premium payments. The vonBechmann Agreement is attached to this Annual Report on Form 10-K at Exhibit 10.10.

Report on Repricing of Options/SARs

We did not re-price any options or SARS during the year ended December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2012, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding common stock, (ii) each of our named executive officers and directors, and (iii) all of our named executive officers and directors as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them. As of March 28, 2012 there were 20,578,126 shares of our common stock outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned(1)	Percentage of Common Shares Beneficially Owned

NCR Corporation(4)	7,722,008	31.6%
Syscan Technology Holdings Limited(3)	3,173,514	15.4

Directors and Executive Officers:
Richard Dietl(4)	6,156,250	28.1
David Clark(5)	2,310,131	10.3
Darwin Hu(6)	1,769,925	8.1
Edward Straw(7)	836,667	3.9
Craig H. Weber(8)	799,355	3.7
M. Carolyn Ellis(9)	675,000	3.2
Jody Samuels(10)	436,667	2.1
Roseann Larson(11)	86,667	0.4
Jacques vonBechmann(12)	166,667	0.8
Martin Boliek(13)	–	–
All Directors and Officers as a group (10 persons)	13,237,329	47.3

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

(2) Includes (i) 3,861,004 shares of common stock, and (ii) 3,861,004 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. The address for NCR Corporation is 3097 Satellite Blvd. Duluth, GA 30096.

(3)Syscan Technology Holdings Limited (“STH”) is located at Unit 2708, 27/F., The Center, 99 Queen’s Road Central, Hong Kong.

(4)Includes (i) 4,800,000 shares of common stock, and (ii) 1,356,250 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 118,750 shares of common stock underlying options that are not exercisable within the next 60 days. The address for Mr. Dietl is One Penn Plaza, 50 th Floor, New York, NY 10119.

(5) Includes (i) 500,000 shares of common stock and (ii) 1,810,131 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 233,334 shares of common stock underlying options that are not exercisable within the next 60 days.

(6) Includes (i) 504,408 shares of common stock and (ii) 1,265,517 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 33,333 shares of common stock underlying options that are not exercisable within the next 60 days.

(7) Includes 836,667 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 283,333 shares of common stock underlying options that are not exercisable within the next 60 days.

(8) Includes 799,355 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 799,355 shares of common stock underlying options that are not exercisable within the next 60 days.

(9) Includes 675,000 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 75,000 shares of common stock underlying options that are not exercisable within the next 60 days.

(10) Includes (i) 16,667 shares of common stock, and (ii) 420,000 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include: (i) 200,000 shares of common stock underlying options that are not exercisable within the next 60 days, or (ii) 99,485 shares of common stock owned by Mr. Samuels’ wife which he disclaims beneficial ownership of pursuant to Section 13d-4 of the Securities Exchange Act of 1934, as amended.

(11) Includes 86,667 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 133,333 shares of common stock underlying options that are not exercisable within the next 60 days.

(12) Includes 166,667 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 333,333 shares of common stock underlying options that are not exercisable within the next 60 days.

(13) Does not include 250,000 shares of common stock underlying options that are not exercisable within the next 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2011, we entered into the following transactions required to be reported under Item 404 of Regulation S-K (“Item 404”):

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

Purchases from Scanner Manufacturers totaled $10,740,000 and $8,521,000 for the years ended December 31, 2011 and 2010, respectively. All purchases to and from Scanner Manufacturers were carried out in the normal course of business. As a result of the aforementioned purchases, the net due to related parties was $1,014,000 and $654,000 at December 31, 2011 and December 31, 2010, respectively.

Net Sales

During the year ended December 31, 2011 and 2010, DCT recorded net sales totaling $11,000 and $246,000, respectively, for finished scanners sold to Scanner Manufacturers. The related cost of goods sold was $10,000 and $207,000 for the years ended December 31, 2011 and 2010, respectively. All sales to Scanner Manufacturers contained similar terms and conditions as for other transactions of this nature entered into by DCT.

The above sales were all made under an exclusive license agreement between DCT and Scanner Manufacturers, which was terminated by DCT during the second quarter of 2011.

Consulting Services Provided by Members of the Board of Directors

In February 2011, DCT entered into a month-to-month product development arrangement with Darwin Hu, a current member of DCT’s board of directors, whereby Mr. Hu assisted DCT with expanding the current product offering. Pursuant to the arrangement, Mr. Hu was paid $83,000 during the year ended December 31, 2011. As a result of hiring a full time chief technology officer, DCT terminated its consulting arrangement with Mr. Hu, effective October 31, 2011. Mr. Hu continues to serve as a director on DCT’s board of directors.

During the year ended December 31, 2011, DCT paid $11,000 to CSO on Call, LLC (“CSO”), a company owned by Roseann Larson, who is a current member of DCT’s board of directors. CSO was engaged by DCT’s board of directors for the purpose of providing strategic guidance to the board of directors related to DCT’s current operations.

Legal Services Agreement

During September 2009, DCT entered into a legal services agreement (“Agreement”) with Jody R. Samuels, a director of the Company.  Pursuant to the Agreement, Mr. Samuels will provide certain legal services to us which will consist of assisting the Company in (i) the preparation of its periodic and other filings with the Securities and Exchange Commission (“SEC”), including proxy statements, special and annual meetings of shareholders, (ii) the negotiation of financing and corporate development transactions, (iii) preparation and review of documentation related to financing arrangements and corporate development transactions, (iv) preparing registration statements, and responding to any SEC inquiries/comment letters, (v) documenting corporate governance policies and procedures, and (vi) any other legal matters reasonably within the legal expertise of Mr. Samuels.

Pursuant to the Agreement, Mr. Samuels is paid $4,000 per month for a total of $48,000 during the year ended December 31, 2011 and $48,000 during the year ended December 31, 2010. The Agreement may be cancelled by either party with 30 days prior written notice.

Agreement to License Office Space

During April 2010, DCT entered into a two-year license agreement (“License”) with Beau Dietl & Associates (“BDA”) to license office space from BDA in New York City. The License can be cancelled by either party with 90 days written notice. DCT uses the office space for all meetings of the board of directors and all shareholder meetings. In connection with the License, the Company paid BDA an upfront license fee of $50,000 as payment in full. The $50,000 payment was capitalized and is being amortized, using the straight-line method, to selling, general and administrative expense over the term of the License.

In connection with the License, DCT recorded rent expense of $25,000 and $17,000 for the years ended December 31, 2011 and 2010, respectively.

During September 2011, the Company’s board of directors appointed Mr. Dietl to serve as its Chairman of the board of directors.

During December 2011, DCT’s Audit Committee approved a one-year extension of the License. In connection with the extension, DCT paid BDA $12,500. The $12,500 payment was capitalized and will be amortized, using the straight-line method, to selling, general and administrative expense over the term of the License extension. The amended License extends through April 2013.

Consulting Agreement

During September 2010, the Company entered an agreement with a consulting company to assist DCT expand its sales. When the agreement was entered into, the owner of the consulting company held approximately one percent of DCT’s outstanding common stock. Upon execution of the agreement, DCT paid $400,000, which was recorded as selling, general and administrative expense during the year ended December 31, 2010, as services were fully rendered at the time of payment.

Revised Consulting Agreements

In July 2008, DCT’s board of directors approved a business advisory and consulting agreement between the Company and each of Richard Dietl (“Dietl Contract”) and Daniel DelGiorno (“DelGiorno Contract”). Both Mr. Dietl and Mr. DelGiorno own DCT common stock.

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

Reimbursed Expenses

During the year ended December 31, 2010, DCT reimbursed expenses incurred by related-party consultants totaling approximately $4,400. DCT did not reimburse any expenses incurred by related-party consultants during the year ended December 31, 2011.

Director Independence

As of December 31, 2011, all directors with the exception of Mr. Clark qualify as “independent” in accordance with Rule 10A-3 of the Exchange Act. Mr. Clark does not qualify as independent because he is a DCT employee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to us by our independent registered public accounting firm for each of the last two fiscal years:

Fee Category	Year Ended December 31, 2011	Year Ended December 31, 2010

Audit fees	$111,086	$125,177

Audit-related fees	–	–

Tax fees	–	–

All other fees	–	–

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

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm.

During the year ended December 31, 2011, our Audit Committee Chair pre-approved all audit and permissible non-audit services provided by the independent auditors. During the year ended December 31, 2010, our Board of Directors Chair pre-approved all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee Chair regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee Chair may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
2.1	Share Exchange Agreement by and among Bankengine Technologies, Inc., Michael Xirinachs, Syscan Inc. and Syscan Imaging Limited	Incorporated by reference to Exhibit 99.1 to Form 8-K as filed April 19, 2004
3.1	Certificate of Incorporation, dated February 15, 2002	Incorporated by reference to Exhibit 3.1 to Form 10-KSB as filed March 31, 2005
3.2	Certificate of Amendment to the Company's Certificate of Incorporation dated March 19, 2004	Incorporated by reference to Exhibit 3.2 to Form 10-KSB as filed March 31, 2005
3.4	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to Form 10-KSB as filed March 31, 2005
3.5	Certificate of Amendment to the Company's Certificate of Incorporation dated June 23, 2006	Incorporated by reference to Exhibit 3.5 to Form 10-QSB as filed August 21, 2006
10.1	Loan and Security Agreement dated September 14, 2009 by and between Bridge Bank, National Association, Document Capture Technologies, Inc. and Syscan, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed September 16, 2009
10.2	Warrant dated September 14, 2009 between Document Capture Technologies, Inc. and Bridge Bank, National Association	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed September 16, 2009
10.3	Loan and Security Agreement dated March 10, 2010 by and between Bridge Bank, National Association, Document Capture Technologies, Inc. and Syscan, Inc.	Incorporated by reference to Exhibit 10.15 to Form 10-K as filed March 31, 2010
10.4	Loan and Security Agreement, amended November 2, 1010, by and between the Company and Bridge Bank, National Association	Incorporated by reference to Exhibit 10.2 to Form 10-Q as filed November 15, 2010
10.5	Loan and Security Agreement, most recently amended November 9, 1011, by and between the Company and Bridge Bank, National Association	Filed herewith
10.6	Lease Agreement by and between the Company and Washcop Limited Partners dated September 7, 2010	Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed November 15, 2010
10.7	Employment Agreement entered between DCT and Craig H. Weber dated November 3, 2010	Incorporated by reference to Exhibit 99.1 to Form 8-K as filed November 12, 2010
10.8	Employment Agreement entered between the Company and M. Carolyn Ellis dated November 1, 2007	Incorporated by reference to Exhibit 99.1 to Form 8-K as filed November 7, 2007
10.9	Addendum to Employment Agreement entered between the Company and M. Carolyn Ellis dated July 15, 2008	Incorporated by reference to Exhibit 10.4 to Form 8-K as filed July 21, 2009
10.10	Employment Agreement entered between the Company and Jacques vonBechmann dated July 25, 2011	Filed herewith
10.11	2002 Amended and Restated Stock Option Plan	Incorporated by reference to Exhibit 10.4 to Form 10-KSB as filed March 31, 2005
10.12	2006 Stock Option Plan	Incorporated by reference to Exhibit 10.8 to Form 10-QSB as filed August 21, 2006

Exhibit Number	Description of Exhibit	Method of Filing
10.13	2009 Stock Option Plan	Incorporated by reference to Exhibit 10.12 to Form 10-K as filed March 31, 2010
10.14	2010 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed May 24, 2010
14.1	Code of Ethics adopted by the Company's Board of Directors as amended February 2008	Incorporated by reference to Exhibit 14.1 to form 8-K as filed March 3, 2008
21	List of Subsidiaries	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
32.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith
99.1	Audit Committee Charter of Document Capture Technologies as adopted March 31, 2009	Incorporated by reference to Exhibit 99.1 to form 10-K as filed April 15, 2009
99.2	Compensation Committee Charter of Document Capture Technologies as adopted December 17, 2009	Incorporated by reference to Exhibit 99.2 to form 10-K as filed March 31, 2010

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ David P. Clark
David P. Clark	Chief Executive Officer	March 30, 2012
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David P. Clark	Chief Executive Officer and Director	March 30, 2012
David P. Clark	(Principal Executive Officer)

/s/Richard Dietl	Chairman	March 30, 2012
Edward Straw

/s/Edward Straw	Vice Chairman	March 30, 2012
Edward Straw

/s/ Roseann Larson	Director	March 30, 2012
Roseann Larson

/s/ Jody R. Samuels	Director	March 30, 2012
Jody R. Samuels

/s/Darwin Hu	Director	March 30, 2012
Darwin Hu

/s/M. Carolyn Ellis	Chief Financial Officer	March 30, 2012
M. Carolyn Ellis	(Principal Financial Officer)

-43-