Form 10-Q
period 2012-03-31
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2012-05-09
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares of Common Stock outstanding as of May 9, 2012 was 22,076,976.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

DOCUMENT CAPTURE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$903	$2,455
Trade receivables	3,014	2,207
Inventories, net	2,515	2,876
Prepaid expenses and other current assets	182	226
Total current assets	6,614	7,764

Other non-current assets	36	36
Fixed assets, net	131	125
Total assets	$6,781	$7,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$–	$–
Trade payables to related parties	289	1,014
Trade payables and other accrued expenses	290	717
Accrued compensation and benefits	414	444
Income tax payable	–	23
Total current liabilities	993	2,198

Stock option liability	347	502
Long-term deferred rent	118	113

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock $.001 par value, 2,000 authorized, 0 issued and outstanding at March 31, 2012 and December 31, 2011
Common stock $.001 par value, 50,000 authorized, 20,678 and 20,578 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	21	21
Additional paid-in capital	38,558	38,290
Accumulated deficit	(33,256)	(33,199)
Total stockholders’ equity	5,323	5,112
Total liabilities and stockholders’ equity	$6,781	$7,925

*Amounts derived from the audited financial statements for the year ended December 31, 2011.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011

Net sales	$4,410	$3,582

Cost of sales	2,709	2,377

Gross profit	1,701	1,205

Operating expenses:
Selling, general and administrative	1,434	1,417
Research and development	467	317
Total operating expenses	1,901	1,734

Operating loss	(200)	(529)

Non-operating income (expense), net	143	201

Net loss	$(57)	$(328)

Earnings per common share – basic and diluted	$(0.00)	$(0.02)

Weighted average common shares outstanding:
Basic	20,597	20,512
Diluted	20,597	20,512

DOCUMENT CAPTURE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011

Operating activities:
Net loss	$(57)	$(328)
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation expense included in operating expenses	10	11
Depreciation expense included in cost of sales	10	11
Stock-based compensation cost – options	247	322
Fair value of warrants issued for services rendered	20	21
Interest expense attributable to amortization of debt issuance costs	2	1
Change in fair value of stock option liability	(155)	(193)
Changes in operating assets and liabilities:
Trade receivables	(807)	716
Inventories	361	(490)
Prepaid expenses and other current assets	16	130
Other non-current assets	–	6
Trade payables to related parties	(725)	(107)
Trade payables and other current liabilities	(457)	(484)
Income taxes payable	(23)	(100)
Deferred revenue and customer deposits	–	(23)
Long-term deferred rent	5	12
Cash used by operating activities	(1,553)	(495)

Investing activities:
Capital expenditures	–	(24)
Cash used by investing activities	–	(24)

Financing activities:
Proceeds from exercise of common stock options	1	1
Cash provided by financing activities	1	1

Net decrease in cash and cash equivalents	(1,552)	(518)

Cash and cash equivalents at beginning of period	2,455	2,322

Cash and cash equivalents at end of period	$903	$1,804

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$45	$110

Non-cash investing and financing activities:
Transfer of deposits to fixed assets	$26	$25

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Note 1 – Background and Basis of Presentation

Organization

Document Capture Technologies, Inc. (“DCT” or “the Company”) provides demand-driven solutions through the design, development, manufacture, and sale of document capture platforms. The Company’s products emphasize convenience, speed, and quality and create usable electronic content suited for database, document, content, and other systems. In doing so, these solutions are intended to reduce organizations’ operating costs, improve information accuracy and security, and speed processing time. DCT offers more than 40 variations of its imaging platforms, which are distributed globally to Tier 1 original equipment manufacturers (“OEM”), value-added resellers (“VAR”), and other systems integrators. To date, the Company has shipped nearly four million scanning products, which are marketed under private labels and used by government agencies, corporations, small offices/home offices (“SOHO”), professional practices, and consumers.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2012. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Note 2 – Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”), issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income (loss), the components of net income (loss) and the components of other comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. DCT had no other comprehensive income (loss) during any period presented.

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

Purchases from Scanner Manufacturers totaled $2,339,000 and $2,539,000 for the three months ended March 31, 2012 and 2011, respectively. All purchases to and from Scanner Manufacturers were carried out in the normal course of business. As a result of the aforementioned purchases, the net due to related parties was $289,000 and $1,014,000 at March 31, 2012 and December 31, 2011, respectively.

Net Sales

During the three months ended March 31, 2011, DCT recorded net sales and related cost of sales totaling $11,000 and $10,000, respectively for finished scanners sold to Scanner Manufacturers. All sales to Scanner Manufacturers contained similar terms and conditions as for other transactions of this nature entered into by DCT.

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

Pursuant to the Agreement, Mr. Samuels was paid $4,000 per month for a total of $12,000 for both the three months ended March 31, 2012 and 2011. The Agreement may be cancelled by either party with 30 days prior written notice.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Consulting Services

In February 2011, DCT entered into a month-to-month product development arrangement with Darwin Hu, a current member of DCT’s board of directors, whereby Mr. Hu assisted DCT with expanding DCT’s product offerings. Pursuant to the arrangement, Mr. Hu was paid $12,500 during the three months ended March 31, 2011. As a result of hiring a full time chief technology officer, DCT terminated its consulting arrangement with Mr. Hu, effective October 31, 2011. Mr. Hu continues to serve as a director on DCT’s board of directors.

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

In connection with the License, DCT recorded rent expense of $6,000 for both the three months ended March 31, 2012 and 2011.

During December 2011, DCT’s Audit Committee approved a one-year extension of the License. In connection with the extension, DCT paid BDA $12,500 during December 2011 and $12,500 during April 2012. Both payments were capitalized and will be amortized, using the straight-line method, to selling, general and administrative expense over the term of the License extension. The amended License extends through April 2013.

Note 4 – Concentration of Credit Risk and Major Customers

Financial instruments that subject DCT to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents

DCT maintains cash balances at several banks. Interest bearing accounts are at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Non-interest bearing accounts are 100% insured. As of March 31, 2012, DCT had consolidated balances of approximately $70,000, which were not guaranteed by FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

Major Customers and Trade Receivables

A relatively small number of customers account for a significant percentage of DCT’s sales. Customers that exceeded 10% of total revenues and accounts receivable were as follows:

	Three Months Ended March 31,
	2012	2011
Customer A	25%	12%
Customer B	21	21
Customer C	19	*
Customer D	10	25

* Customer accounted for less than 10% for the period indicated.

Trade receivables from these customers totaled $2,520,000 at March 31, 2012. As of March 31, 2012, all the Company's trade receivables were unsecured.

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

The following table sets forth, by the respective option plan, certain aspects of DCT’s stock options as of March 31, 2012:

	Option Approval Method			Options Outstanding and Options Available
Description	Board of Directors	Board of Directors and Shareholders	Total	Outstanding	Available For Future Grant	Total
2002 Amended and Restated Stock Option Plan	–	3,200,000	3,200,000	2,478,710	721,290	3,200,000
2006 Stock Option Plan	–	2,500,000	2,500,000	2,299,000	201,000	2,500,000
2009 Stock Option Plan	–	1,500,000	1,500,000	1,179,333	320,667	1,500,000
2010 Stock Option Plan	–	3,500,000	3,500,000	2,500,000	1,000,000	3,500,000
Key Personnel Option Grants	7,875,000	–	7,875,000	5,917,315	–	5,917,315
	7,875,000	10,700,000	18,575,000	14,374,358	2,242,957	16,617,315

Stock Options

DCT issues options under four different stock option plans as well as through employment agreements with key employees, executives and consultants (approved by the board of directors on a case-by-case basis).  Options generally vest over two to three years from the date of grant and expire seven to ten years from the date of grant.

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in DCT’s Statements of Operations (in thousands):

	Three Months Ended March 31,
	2012	2011
Selling, general and administrative	$233	$291
Research and development	14	31
	$247	$322

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

At March 31, 2012, DCT had approximately $692,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately one year.

Stock Option Activity and Outstanding

DCT had the following stock option activity during the three months ended March 31, 2012:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2011	14,524,358	$0.34
Granted	-	-
Cancelled	50,000	0.32
Exercised	100,000	0.01
Outstanding at March 31, 2012	14,374,358	$0.35
Vested or expected to vest at March 31, 2012	14,374,358	$0.35

The following table summarizes all options outstanding and exercisable by price range as of March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.01	2,042,315	0.1	$0.01	2,042,315	$0.01
$0.29-$0.45	9,432,043	5.9	$0.32	5,884,214	$0.32
$0.60 - $0.70	2,900,000	6.6	$0.68	2,200,000	$0.68
	14,374,358			10,126,529

The “intrinsic value” of options is the excess of the value of DCT stock over the exercise price of such options. The total intrinsic value of options outstanding (of which all are expected to vest) at March 31, 2012 was approximately $1,081,000. The total intrinsic value of options outstanding at December 31, 2011 was $1,546,000. The total intrinsic value for exercisable options was $953,000 and $1,303,000 at March 31, 2012 and December 31, 2011, respectively. The total intrinsic value was $27,000 for options exercised during the three months ended March 31, 2012.

Note 7 – Fair Value

Under the provisions of the Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, DCT’s stock option liability is adjusted to its fair value at the end of each reporting period using the Binomial option pricing model. As of March 31, 2012, DCT estimated the fair value using the following assumptions: 0.15% risk-free interest rate, expected volatility of 223%, expected dividend yield of 0%, and remaining life equal to the remaining contractual life of the option. The change in fair value each period is reported as non-operating gain or loss. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the value of the Company’s common stock as quoted on the OTC Bulletin Board. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the value of the Company’s common stock as quoted on the OTC Bulletin Board.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The NCR Option fair value is measured using Level 3 inputs, unobservable inputs to the valuation methodology that are significant to the measurement of the fair value, as defined by ASC 820.

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	As of and for the Three Months Ended March 31,
	2012	2011
Beginning Balance - Stock Option Liability	$502	$811
Unrealized gain included in net loss (1)	(155)	(193)
Ending Balance- Stock Option Liability	$347	$618

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

Common stock equivalents of 3,121,000 and 4,937,000 were not considered in calculating DCT’s diluted earnings per common share for the three months ended March 31, 2012 and 2011, respectively as their effect would be anti-dilutive.

Note 9 – Equity

Common Stock

DCT issued 100,000 and 98,850 shares of common stock upon the exercise of employee stock options during the three months ended March 31, 2012 and 2011, respectively.

Common Stock Warrants

In certain instances, DCT issues warrants for consulting services. DCT amortizes the fair value of the warrants, as calculated on the issuance date using the Black-Scholes valuation model, over the service period. In connection with such common stock warrants issued and outstanding, DCT charged selling, general and administrative expense with the offset credit to additional paid in capital for $20,000 and $21,000 during the three months ended March 31, 2012 and 2011, respectively.

DCT did not issue any common stock warrants during the three months ended March 31, 2012 or the three months ended March 31, 2011.

The following table summarizes certain aspects of DCT’s outstanding warrants as of March 31, 2012:

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Warrants Issued in Connection with:	Number of Shares Outstanding and Vested	Exercise Price ($)	Issuance Date	Expiration Date
Consulting agreement	220,000	0.24-0.34	7/26/10	7/26/12
Consulting agreement	400,000	0.67	12/13/10	12/12/12
Bank line of credit	68,027	0.59	9/2/09	8/31/16
	688,027

Note 10 – Debt

Bank Line of Credit

As of March 31, 2012, DCT had a $3,000,000 line of credit (“LOC”) at a commercial bank. Borrowings under the LOC are limited to 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts. The interest rate is prime (3.25% at March 31, 2012) plus 1.0%. Interest payments are due monthly and all unpaid interest and principal is due in full on November 15, 2012.

Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default. Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of March 31, 2012, DCT was in compliance with all LOC debt covenants and had unused borrowing capacity of $2,044,000.

Standby Letter of Credit

In June 2011, DCT entered into a distribution agreement that required the Company to provide a $300,000 standby letter of credit. At March 31, 2012, DCT’s LOC borrowing capacity was reduced from $2,344,000 to $2,044,000 to reflect the entire standby letter of credit. DCT’s LOC borrowing capacity will continue to be reduced by $300,000 until the supplier no longer requires the guarantee, or until July 6, 2012, at which time the current guarantee terminates.

Note 11 – Commitments and Contingencies

Operating Leases

DCT occupies its corporate office and warehouse space through an operating lease that extends through October 2015. As of March 31, 2012, future minimum rental commitments under non-cancellable leases were as follows (in thousands):

Year Ending March 31,	Future Minimum Lease Payments
2013	$218
2014	251
2015	270
2016	164
$903

Additionally, under the lease agreement, DCT is responsible for common area maintenance (CAM”) charges and pro-rated taxes and insurance.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Employment Agreements

DCT maintains employment agreements with certain of its executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors. The agreements also provide for termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, DCT maintains employment agreements with other key employees with similar terms and conditions. As of March 31, 2012 termination payments totaling $1,202,000 remain in effect.

Litigation, Claims and Assessments

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT’s financial condition, results of operations or cash flows.

Note 12 –Inventories

Inventories at the end of each period were as follows (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$833	$803
Finished goods	1,715	2,106
	2,548	2,909
Less: Inventory allowance	(33)	(33)
	$2,515	$2,876

Note 13 – Segment and Geographic Information

Segment Information

DCT operates in one segment: the design, development and delivery of various imaging technology solutions, most notably scanners.

Geographic Information

During the three months ended March 31, 2012 and 2011, DCT recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product. The following table summarizes total net sales attributable to significant countries (in thousands):

	Three Months Ended March 31,
	2012	2011
U.S.	$4,147	$3,367
Europe	263	204
Asia	–	11
	$4,410	$3,582

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Europe and Asia (in thousands):

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	March 31, 2012	December 31, 2011
U.S.	$6,371	$7,357
Europe and other	343	516
Asia	67	52
	$6,781	$7,925

Assets located in Asia relate to tooling equipment required to manufacture DCT’s product. Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands.

Note 14 – Subsequent Events

Stock Option Grants

On April 2, 2012, DCT’s Compensation Committee granted an aggregate of 200,000 options to certain employees and non-management board members. The options are exercisable for a period of ten years from the date of grant at an exercise price of $0.35 per share. Of the total options granted, 100,000 fully vest on December 31, 2012 and 100,000 vest as follows: one-third on April 3, 2013, one-third on April 3, 2014 and one-third on April 3, 2015.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Document Capture Technologies, Inc.’s (“DCT” or “Company”) unaudited condensed consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to DCT’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 30, 2012. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

•	Overview. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.

•	Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

•	Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows as of and for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

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

Our strategy includes a plan to expand our document/image-capture product line and technology while leveraging our assets in other areas of the imaging industry. Our anticipated expansion centers around supporting our existing customers’ needs while also cultivating new relationships; developing hardware, software, and cloud-based innovations; and establishing new IP to protect and enrich our competitive position.

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

Our disclosures of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2011 have not materially changed since that report was filed.

Results of Operations

The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change

Net sales	$4,410	$3,582	$828	23%

Cost of sales	2,709	2,377	332	14
As a percentage of sales	61%	66%

Selling, general and administrative expense	1,434	1,417	17	1
Research and development expense	467	317	150	47

Non-operating income (expense), net	143	201	(58)	NM

Net loss	(57)	(328)	271	NM

NM = Not Meaningful

Net Sales

The increased sales for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was attributable to the mix of products sold and a two percent increase in unit volume. We sold proportionally more duplex, or two-sided, scanners than simplex, or one-sided, scanners. Our duplex scanners typically have a higher average selling price. As such, our weighted average selling price increased as a result of the mix of products sold.

International sales are strategically important to the growth of our business and for both the three months ended March 31, 2012 and 2011, represented 6% of our total sales. We continue to focus on expansion internationally and are working toward broadening our product support and fulfillment capabilities in international markets.

Although we continually concentrate on expanding our significant customer base, our revenue remains dependent on a small number of significant customers. Total sales to significant customers (customers who represent more than 10% of our net sales) were 75% and 58% during the three months ended March 31, 2012 and 2011, respectively.  See “Note 4 – Concentration of Credit Risk and Major Customers” in Part I, Item 1 of this Form 10-Q. The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

From time to time, our key customers place large orders causing our quarterly sales to fluctuate significantly. Additionally, the timing of when we receive product to sell has a significant impact to our sales. We expect both of these trends and resulting fluctuations to continue.

Cost of Sales, Including Gross Profit

Cost of sales includes all direct costs related to the purchase of scanners and imaging modules manufactured in China. To a lesser extent, cost of sales also includes engineering services, shipping costs, software royalties, depreciation of manufacturing equipment, and labor for scanners assembled in the U.S. Cost of sales as a percentage of sales during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 decreased as a result of the mix of products sold slightly offset by certain volume-related discounts and the currency fluctuations between the Chinese Yuan and the U.S. dollar.

Our cost of sales as a percentage of sales has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	Our product mix and volume of product sales (including sales to high volume customers).

•	Changes to customer requirements for third-party software integrated into our products.

•	Manufacturing efficiencies and inefficiencies, including cost reduction strategies.

•	Currency fluctuations between the Chinese Yuan and the U.S. Dollar.

•	Product expansion.

•	The proportion of sales generated from scanners assembled in the U.S. versus the proportion of scanners assembled at our subcontract manufacturer in China.

•	Provisions for slow-moving inventories.

•	Our ability to advance to the next technology faster than our competitors.

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

Although total S,G&A expenses only increased by one percent during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, certain expenses within S,G&A increased and others decreased:

•	Increased headcount and compensation-related increases of approximately $70,000 to attract and retain talent required for business expansion.

•	Increased computer-related expenses of approximately $26,000 resulting from our IT and infrastructure upgrades.

•	Decreased stock-based compensation expense (a non-cash charge) as a result of fully amortized options during the latter part of 2011. Stock-based compensation expense was $233,000 and $291,000 for the three months ended March 31, 2012 and 2011, respectively. See “Note 6 – Equity Incentive Plans” in Part I, Item 1of this Form 10-Q.

•	Decreased investor relations expenses of approximately $25,000 as we moved this function in house.

We anticipate that future selling, general and administrative expenses will fluctuate as we concentrate on growing our business by expanding our customer base, product offering, revenue base, and our global presence.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production.

The increased research and development expense during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily attributable to: (i) increased personnel expenses for internal engineers and our newly-hired chief technology officer (“CTO”); and (ii) expenses associated with accelerating the development of new products. In connection with the hiring of our CTO, we launched a renewed and stronger focus and commitment toward product innovation and overall IP strategy. Our renewed focus includes expanding our existing technology, developing new technology, and licensing third-party technology to complement our technology and allow for quicker time to market.

We anticipate that research and development expense will continue to increase as a result of our aforementioned renewed and stronger focus and commitment toward product innovation and overall IP strategy.

Non-Operating Income (Expense)

During the three months ended March 31, 2012 and 2011, the most significant components of our non-operating income (expense), were non-cash gains related to the decreased fair value of our stock option liability which totaled $155,000 and $193,000, respectively. See “Note 7 – Fair Value” in Part I, Item 1 of this Form 10-Q. Generally, DCT will report a non-cash gain during any accounting period in which there is a reported decrease in the value of the Company’s common stock as quoted on the OTC Bulletin Board. Other, less impactful, components include non-cash interest expense related to amortization of warrants and realized loss on foreign currency transactions resulting from the currency fluctuation between the Euro and the US dollar.

Liquidity and Capital Resources

At March 31, 2012, principal sources of liquidity included cash and cash equivalents of $903,000 and an available borrowing capacity of $2,044,000 on our bank line of credit. We had no significant cash outlays, except as part of our normal operations, during the three months ended March 31, 2012 or March 31, 2011.

The following table summarizes certain aspects of DCT’s liquidity (in thousands):

	As of or for the Three Months Ended March 31,
	2012	2011
Cash and cash equivalents	$903	$1,804
Working capital	5,621	4,623
Cash used by operating activities	(1,553)	(495)
Cash used by investing activities	–	(24)
Cash provided by financing activities	1	1

Operating activities:

Cash used by operations during the three months ended March 31, 2012 was primarily a result of our $57,000 net loss, $134,000 of net non-cash expenses and $1,630,000 net cash used by changes in operating assets and liabilities. Cash used by operations during the three months ended March 31, 2011 was primarily a result of our $328,000 net loss, $173,000 of net non-cash expenses and $340,000 net cash used by changes in operating assets and liabilities.

Net non-cash expenses include: depreciation expense, stock-based compensation cost for options, fair value of warrants issued for services rendered, non-cash interest expense, and change in fair value of stock option liability.

The most significant changes in operating assets and liabilities during the three months ended March 31, 2012 included:

•	Accounts receivable increased as a result of our significantly increased sales during March 2012.
•	Inventories decreased due to the shipment of products during the three months ended March 31, 2012, which was originally scheduled for shipment in December 2011.
•	Trade payables and other current liabilities decreased primarily due to the payment of third-party software licenses, bonuses and one-time relocation obligations, which were accrued at December 31, 2011.

The most significant changes in operating assets and liabilities during the three months ended March 31, 2011included:

•	Accounts receivable decreased from the collection of receivables from a higher proportion of revenues during the fourth quarter of 2010
•	Inventories increased due to the shipment of products during April 2011, which were originally scheduled for shipment during March 2011.
•	Trade payables and other current liabilities decreased due to the one-time payment of severance obligations, which were accrued at December 31, 2010.

The remaining changes in operating assets and liabilities during both the three months ended March 31, 2012 and 2011 were indicative of the normal operational fluctuations related to the timing of product shipments, trade receivable collections, inventory management, and timing of vendor payments.

We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in operating results, timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing activities: Investing activities for the three months ended March 31, 2011 included capital purchases to support normal business operations.

Financing activities: During both the three months ended March 31, 2012 and March 31, 2011, financing activities consisted of proceeds received from the exercise of employee stock options.

Cash and Working Capital Requirements

Our strengthened financial position has enabled us to actively pursue growth. Further developing our product line will strengthen our industry-leading position in the marketplace. However, in the near term it may constrain working capital.

In addition, we anticipate entering into additional strategic relationships that will enhance and expand our current product offerings, which may increase our revenues. We believe the anticipated expansion will complement our existing business. Such expansion may require us to incur additional expenses in the near term and may take some time to fully develop. Additionally, there is no guarantee that our expansion will be successful.

Management believes that current cash and other sources of liquidity are sufficient to fund normal operations and anticipated growth through the next 12 months.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One – Three	Four – Five
	Total	One Year	Years	Years

Operating lease obligations	$903	$218	$685	$–
Line of credit (1)	–	–	–	–
Total contractual cash obligations	$903	$218	$685	$–

(1) As of March 31, 2012, DCT had a $3,000,000 line of credit (“LOC”) at a commercial bank. Borrowings under the LOC are limited to 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts. The interest rate is prime (3.25% at March 31, 2012) plus 1.0%. Interest payments are due monthly and all unpaid interest and principal is due in full on November 15, 2012.

Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default. Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of March 31, 2012, DCT was in compliance with all LOC debt covenants and had unused borrowing capacity of $2,044,000.

Standby Letter of Credit

In June 2011, DCT entered into a distribution agreement that required the Company to provide a $300,000 standby letter of credit. At March 31, 2012, DCT’s LOC borrowing capacity was reduced from $2,344,000 to $2,044,000 to reflect the entire standby letter of credit. DCT’s LOC borrowing capacity will continue to be reduced by $300,000 until the supplier no longer requires the guarantee, or until July 6, 2012, at which time the current guarantee terminates. The supplier may request that DCT provide a new standby letter of credit in connection with future orders.

Off-Balance Sheet Arrangements

At March 31, 2012, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

To the best of our knowledge, except for the commitments described in “Note 11 - Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, there are no other known trends or demands, commitments, events or uncertainties that existed at March 31, 2012, which are likely to have a material effect on our future liquidity.

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

Item 1A – Risk Factors

There have been no changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 30, 2012.

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

Document Capture Technologies, Inc.

Date: May 9, 2012
/s/ David P. Clark
David P. Clark, Chief Executive Officer

Date: May 9, 2012
/s/ M. Carolyn Ellis
M. Carolyn Ellis
Chief Financial Officer

-26-