Form 10-Q
period 2012-06-30
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2012-08-14
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares of Common Stock outstanding as of August 12, 2012 was 22,076,976.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

DOCUMENT CAPTURE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2012	2011
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$1,920	$2,455
Trade receivables	2,680	2,207
Inventories, net	1,658	2,876
Prepaid expenses and other current assets	177	226
Total current assets	6,435	7,764

Other non-current assets	36	36
Fixed assets, net	117	125
Total assets	$6,588	$7,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$–	$–
Trade payables to related parties, net	283	1,014
Trade payables and other accrued expenses	323	717
Accrued compensation and benefits	192	444
Income tax payable	–	23
Total current liabilities	798	2,198

Stock option liability	39	502
Deferred rent	123	113

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock $.001 par value, 2,000 authorized, 0 issued and outstanding at June 30, 2012 and December 31, 2011
Common stock $.001 par value, 50,000 authorized, 22,077 and 20,578 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	22	21
Additional paid-in capital	38,846	38,290
Accumulated deficit	(33,240)	(33,199)
Total stockholders’ equity	5,628	5,112
Total liabilities and stockholders’ equity	$6,588	$7,925

*Amounts derived from the audited financial statements for the year ended December 31, 2011.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$4,615	$3,849	$9,025	$7,431

Cost of sales	3,125	2,497	5,834	4,874

Gross profit	1,490	1,352	3,191	2,557

Operating expenses:
Selling, general and administrative	1,409	1,431	2,843	2,848
Research and development	368	314	835	631
Total operating expenses	1,777	1,745	3,678	3,479

Operating loss	(287)	(393)	(487)	(922)

Non-operating income (expense), net	303	81	446	282

Net income (loss)	$16	$(312)	$(41)	$(640)

Basic (loss) income per common share – basic and diluted	$0.00	$(0.02)	$(0.00)	$(0.03)

Weighted average common shares outstanding – basic and diluted	21,567	20,578	20,637	20,545

DOCUMENT CAPTURE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2012	2011

Operating activities:
Net loss	$(41)	$(640)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation expense included in operating expenses	20	25
Depreciation expense included in cost of sales	19	20
Stock-based compensation cost – options	503	646
Fair value of warrants issued for services rendered	39	41
Interest expense attributable to amortization of debt issuance costs	4	3
Allowance for slow-moving inventory	113	–
Change in fair value of stock option liability	(463)	(270)
Changes in operating assets and liabilities:
Trade receivables	(473)	594
Inventories	1,105	(378)
Prepaid expenses and other	19	103
Trade payables to related parties, net	(731)	(654)
Trade payables and other current liabilities	(646)	(437)
Income taxes payable	(23)	(100)
Deferred revenue and customer deposits	–	(3)
Deferred rent	10	24
Cash used by operating activities	(545)	(1,026)

Investing activities:
Capital expenditures	(5)	(24)
Cash used by investing activities	(5)	(24)

Financing activities:
Proceeds from exercise of common stock options	15	1
Cash provided by financing activities	15	1

Net decrease in cash and cash equivalents	(535)	(1,049)

Cash and cash equivalents at beginning of period	2,455	2,322

Cash and cash equivalents at end of period	$1,920	$1,273

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$45	$110

Non-cash investing and financing activities:
Transfer of deposits to fixed assets	$26	$25

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2012. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

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

In December 2011, the FASB issued new guidance requiring additional disclosures about financial instruments and derivative instruments that are either: (1) offset for balance sheet presentation purposes or (2) subject to an enforceable master netting arrangement or similar arrangement, regardless of whether they are offset for balance sheet presentation purposes. This guidance will be effective at January 1, 2013, with retrospective presentation of the new disclosures required. As this new guidance is disclosure-related only and does not amend the existing balance sheet offsetting guidance, the adoption of this guidance is not expected to have an impact on our results of operations, financial condition or liquidity.

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

Purchases from Scanner Manufacturers totaled $2,414,000 and $4,753,000 for the three and six months ended June 30, 2012, respectively, and $2,287,000 and $4,826,000 for the three and six months ended June 30, 2011, respectively. All purchases to and from Scanner Manufacturers were carried out in the normal course of business. As a result of the aforementioned purchases, the net due to related parties was $283,000 and $1,014,000 at June 30, 2012 and December 31, 2011, respectively.

Net Sales

During the six months ended June 30, 2011, DCT recorded sales and cost of sales of $11,000 and $10,000, respectively, to Scanner Manufacturers for finished scanners. DCT did not have any sales to Scanner Manufacturers during any other period presented.

All sales to Scanner Manufacturers contained similar terms and conditions as for other transactions of this nature entered into by DCT.

The aforementioned sales were all made under an exclusive license agreement between DCT and Scanner Manufacturers, which was terminated by DCT during the second quarter of 2011.

Consulting Services

In February 2011, DCT entered into a month-to-month product development arrangement with Darwin Hu, a current member of DCT’s board of directors, whereby Mr. Hu assisted DCT with expanding the current product offering. Pursuant to the arrangement, Mr. Hu was paid $33,000 and $46,000 during the three and six months ended June 30, 2011, respectively. As a result of hiring a full-time chief technology officer, DCT terminated its consulting arrangement with Mr. Hu, effective October 31, 2011. Mr. Hu continues to serve as a director on DCT’s board of directors.

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

Pursuant to the Agreement, Mr. Samuels is paid $4,000 per month for a total of $12,000 and $24,000 for the three and six months ended June 30, 2012, respectively. Mr. Samuels was paid $12,000 and $24,000 for the three and six months ended June 30, 1011.

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

In December 2011, DCT’s Audit Committee approved a one-year extension of the License. In connection with the extension, DCT paid BDA $12,500 in December 2011 and $12,500 in April 2012. Both payments were capitalized and are being amortized, using the straight-line method, to selling, general and administrative expense over the term of the License extension. The amended License extends through April 2013.

In connection with the License, DCT recorded rent expense of $7,000 and $13,000 for the three and six months ended June 30, 2012, respectively; and $7,000 and $13,000 for the three and six months ended June 30, 2011, respectively.

The License can be cancelled by either party with 90 days written notice.

Note 4 – Concentration of Credit Risk and Major Customers

Financial instruments that subject DCT to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents

DCT maintains cash balances at several banks. Cash accounts maintained in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Non-interest bearing accounts are 100% insured. As of June 30, 2012, DCT had consolidated balances of approximately $154,000 which were not guaranteed by the FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

Major Customers and Trade Receivables

A relatively small number of customers account for a significant percentage of DCT’s sales. Customers that exceeded 10% of total revenues and accounts receivable were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Customer A	53%	20%	39%	16%
Customer B	19	19	20	20
Customer C	*	19	11	13
Customer D	*	12	*	18

* Customer accounted for less than 10% for the period indicated.

Trade receivables from all significant customers at June 30, 2012 totaled $2,230,000. As of June 30, 2012, all the Company's trade receivables were unsecured.

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

The following table sets forth, by the respective option plan, certain aspects of DCT’s stock options as of June 30, 2012:

	Option Approval Method			Options Outstanding and Options Available
Description	Board of Directors	Board of Directors and Shareholders	Total	Outstanding	Available For Future Grant	Total
2002 Amended and Restated Stock Option Plan	–	3,200,000	3,200,000	2,753,710	446,290	3,200,000
2006 Stock Option Plan	–	2,500,000	2,500,000	2,299,000	201,000	2,500,000
2009 Stock Option Plan	–	1,500,000	1,500,000	1,179,333	320,667	1,500,000
2010 Stock Option Plan	–	3,500,000	3,500,000	2,500,000	1,000,000	3,500,000
Key Personnel Option Grants	7,875,000	–	7,875,000	4,518,465	–	4,518,465
	7,875,000	10,700,000	18,575,000	13,250,508	1,967,957	15,218,465

Stock Options

DCT issues options under four different stock option plans as well as through employment agreements with key employees, executives and consultants (approved by the board of directors on a case-by-case basis).  Options generally vest over two to three years from the date of grant and expire seven to ten years from the date of grant.

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in DCT’s Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Selling, general and administrative	$235	$293	$468	$584
Research and development	21	31	35	62
Total	$256	$324	$503	$646

At June 30, 2012, DCT had approximately $514,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

Stock Option Activity and Outstanding

DCT had the following stock option activity during the six months ended June 30, 2012:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2011	14,524,358	$0.34
Granted	275,000	0.35
Exercised	(1,498,850)	(0.01)
Cancelled	(50,000)	(0.32)
Outstanding at June 30, 2012	13,250,508	$0.38

In April 2012, DCT’s Board of Director’s approved a one-year extension to 643,465 options. The total fair value of the amended options, as calculated using the Black-Scholes valuation model, was $2,000 and was recorded as operating expense with the offsetting credit to additional paid-in capital during the three months ended June 30, 2012.

The following table summarizes all options outstanding and exercisable by price range as of June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.01	643,465	0.8	$0.01	643,465	$0.01
$0.29-$0.45	9,707,043	5.8	$0.32	7,189,642	$0.31
$0.60 - $0.70	2,900,000	6.4	$0.68	2,200,000	$0.68
	13,250,508			10,033,107

The “intrinsic value” of options is the excess of the value of DCT stock over the exercise price of such options. The total intrinsic value of options outstanding (of which all are expected to vest) was approximately $195,000 and $1,546,000 at June 30, 2012 and December 31, 2011, respectively. The total intrinsic value for exercisable options was $192,000 and $1,303,000 at June 30, 2012 and December 31, 2011, respectively. The total intrinsic value was $475,000 for options exercised during the six months ended June 30, 2012. The total intrinsic value was $43,000 for options exercised during the six months ended June 30, 2011.

Note 7 – Fair Value

On August 5, 2010, DCT and NCR Corporation (“NCR”) entered into (i) Share Purchase Agreement, (ii) Investor Rights Agreement, and (iii) Voting Agreement pursuant to which NCR purchased from DCT 3,861,004 shares of the Company’s common stock for an aggregate purchase price of $4,000,000. Additionally, DCT granted NCR a two-year option (“NCR Option”) to purchase up to an additional $4,000,000 of Common Stock at an exercise price of $1.036 per share, subject to adjustment. See Note 14.

Under the provisions of ASC 820, Fair Value Measurements and Disclosures, the NCR Option is a liability that is adjusted to its fair value at the end of each reporting period. As of June 30, 2012, DCT estimated the fair value using the Binomial option pricing model and the following assumptions: 0.04% risk-free interest rate, expected volatility of 226%, expected dividend yield of 0%, and remaining life equal to the remaining contractual life of the option.

As of December 31, 2011, DCT estimated the fair value using the Binomial option pricing model and the following assumptions: 0.12% risk-free interest rate, expected volatility of 198%, expected dividend yield of 0%, and remaining life equal to the remaining contractual life of the option.

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

DCT’s stock option liability fair value is classified as a Level 3 fair value, as unobservable inputs to the valuation methodology are significant to the measurement of the fair value, as defined by ASC 820.

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance - stock option liability	$347	$618	$502	$811
Unrealized loss (gain) included in net income (loss) (1)	(308)	(77)	(463)	(270)
Ending balance- stock option liability	$39	$541	$39	$541

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

DCT had common stock equivalents (“CSE”) of 658,000 and 4,656,000 at June 30, 2012 and 2011, respectively. CSEs were taken into consideration in calculating diluted earnings per common share for the three months ended June 30, 2012, but the CSEs had no impact. CSEs were not considered in calculating DCT’s diluted earnings per common share during any other period presented as their effect would be anti-dilutive. As a result, for all periods presented, DCT’s basic and diluted earnings per share are the same.

Note 9 – Equity

Common Stock

During the six months ended June 30, 2012, DCT issued 1,498,850 shares of common stock upon the exercise of employee stock options.

During the six months ended June 30, 2011, DCT issued 98,850 shares of common stock upon the exercise of employee stock options.

Common Stock Warrants

In certain instances, DCT issues warrants for consulting services. DCT amortizes the fair value, as calculated on the issuance date using the Black-Scholes valuation model, of the warrants over the service period. DCT did not issue any common stock warrants during the six months ended June 30, 2012 or 2011.

In connection with such common stock warrants issued and outstanding, DCT charged selling, general and administrative expense with the offset credit to additional paid in capital for $19,000 and $20,000 during the three months ended June 30, 2012 and 2011, respectively; and $39,000 and $41,000 during the six months ended June 30, 2012 and 2011, respectively.

The following table summarizes certain aspects of DCT’s outstanding warrants as of June 30, 2012:

Warrants Issued in Connection with:	Number of Shares Outstanding and Vested	Exercise Price ($)	Issuance Date	Expiration Date
Consulting agreement	220,000	0.24-0.34	7/26/10	7/26/12
Consulting agreement	400,000	0.67	12/13/10	12/12/12
Bank line of credit	68,027	0.59	9/2/09	8/31/16
	688,027

Note 10 – Debt

Bank Line of Credit

As of June 30, 2012, DCT had a $3,000,000 line of credit (“LOC”) at a commercial bank. Borrowings under the LOC are limited to 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts. The interest rate is prime (3.25% at June 30, 2012) plus 1.0%. Interest payments are due monthly and all unpaid interest and principal is due in full on November 15, 2012.

Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default. Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of June 30, 2012, DCT was in compliance with all LOC debt covenants and had unused borrowing capacity of $947,000.

Standby Letter of Credit

In June 2011, DCT entered into a distribution agreement that required the Company to provide a $300,000 standby letter of credit. At June 30, 2012, DCT’s LOC borrowing capacity was reduced from $1,247,000 to $947,000 to reflect the entire standby letter of credit. DCT’s standby letter of credit expired on July 6, 2012.

Note 11 – Commitments and Contingencies

Operating Leases

DCT occupies its corporate office and warehouse space through an operating lease that extends through October 2015. As of June 30, 2012, future minimum rental commitments under non-cancellable leases were as follows (in thousands):

Year Ending June 30,	Future Minimum Lease Payments
2013	$228
2014	256
2015	275
2016	94
$853

Additionally, under the lease agreement, DCT is responsible for common area maintenance (“CAM”) charges and pro-rated taxes and insurance.

Employment Agreements

DCT maintains employment agreements with certain of its executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors. The agreements also provide for termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, DCT maintains employment agreements with other key employees with similar terms and conditions. As of June 30, 2012 termination payments totaling $1,166,000 remain in effect.

Litigation, Claims and Assessments

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT’s financial condition, results of operations or cash flows.

Note 12 –Inventories

Inventories at the end of each period were as follows (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$276	$803
Finished goods	1,528	2,106
	1,804	2,909
Less: Inventory allowance	(146)	(33)
	$1,658	$2,876

Note 13 – Segment and Geographic Information

Segment Information

DCT operates in one segment: the design, development and delivery of various imaging technology solutions, most notably scanners.

Geographic Information

During the three and six months ended June 30, 2012 and 2011, DCT recorded net sales throughout the U.S., Europe and other, and Asia as determined by the final destination of the product. The following table summarizes total net sales attributable to significant countries (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
U.S.	$3,805	$3,676	$7,952	$7,043
Europe and other	630	173	893	377
Asia	180	-	180	11
	$4,615	$3,849	$9,025	$7,431

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Europe and Asia (in thousands):

	June 30, 2012	December 31, 2011
U.S.	$6,106	$7,357
Europe and other	426	516
Asia	56	52
	$6,588	$7,925

Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands. Assets located in Asia relate to tooling equipment required to manufacture DCT’s product.

Note 14 – Subsequent Events

Stock Option Liability

On August 4, 2012, the NCR Option matured without being exercised. As such, DCT reclassed the fair value of NCR Option, on the maturity date, from liabilities to additional paid in capital.

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

Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

•	Overview. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding the results of operations and anticipating future trends in those operations.

•	Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

•	Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows as of and for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

•	Contractual Obligations, Off-Balance-Sheet Arrangements, and Trends. As of June 30, 2012, an overview of (i) contractual obligations, contingent liabilities and commitments, including an expected payment schedule, (ii) an explanation of off-balance-sheet arrangements, and (iii) known trends.

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

Results of Operations

The following table summarizes certain aspects of our results of operations for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$	%	2012	2011	$	%

Net sales	$4,615	$3,849	$766	20%	$9,025	$7,431	$1,594	21%
Cost of sales	3,125	2,497	628	25	5,834	4,874	960	20
As a percentage of sales	67.7%	64.9%			64.6%	65.6%

Selling, general and administrative expense	1,409	1,431	(22)	(2)	2,843	2,848	(5)	(–)
Research and development expense	368	314	54	17	835	631	204	32

Non-operating income (expense)	303	81	222	274	446	282	164	58

Net income (loss)	16	(312)	328	NM	(41)	(640)	599	NM

NM = Not Meaningful

Net Sales

Net sales grew for all periods presented resulting from a 24% and 14% increased number of unit sales for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, respectively. The majority of the increase was attributable to organic growth experienced by our existing, recurring customers. Our weighted average selling price decreased for the three months ended June 30, 2012 and increased for the six months ended June 30, 2012 as compared to the same periods in 2011 in each case primarily as a result of the mix of products sold and volume-related discounts.

International sales as a percentage of sales were 18% and 4% for the three months ended June 30, 2012 and 2011, respectively; and 12% and 5% for the six months ended June 30, 2012 and 2011, respectively. The increase in the relative percentage of international sales resulted from the globalization and expansion of our product into Europe and Asia.

Although we continue to concentrate on expanding our significant customer base, our revenue remains dependent on a small number of significant customers. Total sales to significant customers (customers who represent more than 10% of our net sales) as a percentage of total sales were 72% and 70% during the three months ended June 30, 2012 and 2011, respectively; and 70% and 67% during the six months ended June 30, 2012 and 2011, respectively. See Note 4 included in Part I, “Item 1- Financial Statements.” The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

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

Cost of sales as a percentage of sales increased during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and decreased during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as a result of product mix, currency fluctuations, and volume-related discounts.

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

Although total S,G&A expenses decreased by only one percent during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and remained flat during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, certain expenses within S,G&A increased and others decreased:

•	Increased headcount and compensation-related increases of approximately $87,000 and $210,000 during the three and six months ended June 30, 2012 compared to the same period in 2011. Increased headcount was necessary to attract and retain talent required for business expansion.

•	Increased computer-related expenses of approximately $33,000 and $66,000 during the three and six months ended June 30, 2012 compared to the same period in 2011 resulting from our IT and infrastructure upgrades.

•	Decreased stock-based compensation expense (a non-cash charge) as a result of fully amortized options during the latter part of 2011. Stock-based compensation cost was $235,000 and $293,000 for the three months ended June 30, 2012 and 2011, respectively. Stock-based compensation cost was $468,000 and $584,000 for the six months ended June 30, 2012 and 2011, respectively. See “Note 6 - Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q.

We anticipate that future selling, general and administrative expenses will fluctuate as we concentrate on growing our business by expanding our customer base, product offering, revenue base, and our global presence.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production. The increased research and development expense during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 was primarily attributable to: (i) increased personnel expenses for internal engineers and our newly-hired chief technology officer (“CTO”); and (ii) expenses associated with accelerating the development of new products. In connection with the hiring of our CTO, we renewed our focus and commitment toward product innovation and overall IP strategy. Our renewed focus includes expanding our existing technology, developing new technology, and licensing third-party technology to complement our technology and allow for quicker time to market.

We anticipate that research and development expense will continue to increase as a result of our aforementioned renewed commitment toward product innovation and overall IP strategy.

Non-Operating Income (Expense)

The most significant component of our non-operating income (expense) was a non-cash gain related to the decreased fair value of our stock option liability. The non-cash gain totaled $308,000 and $77,000 for the three months ended June 30, 2012 and 2011, respectively; and $463,000 and $270,000 for the six months ended June 30, 2012 and 2011, respectively. See “Note 7 – Fair Value” in Part I, Item 1 of this Form 10-Q. Generally, DCT will report a non-cash gain during any accounting period in which there is a reported decrease in the value of the Company’s common stock as quoted on the OTC Bulletin Board. Other less impactful components include non-cash interest expense related to amortization of warrants and realized loss on foreign currency transactions resulting from the currency fluctuation between the Euro and the U.S. dollar.

Liquidity and Capital Resources

At June 30, 2012, principal sources of liquidity included cash and cash equivalents of $1,920,000 and an available borrowing capacity of $947,000 on our bank line of credit. On July 6, 2012, our available borrowing capacity increased to $1,247,000 due to the expiration of a standby letter of credit, which is no longer required by one of our suppliers. We had no significant cash outlays, except as part of our normal operations, during the six months ended June 30, 2012 or June 30, 2011.

The following table summarizes certain aspects of DCT’s liquidity (in thousands):

	As of or for the Six Months Ended June 30,
	2012	2011
Cash and cash equivalents	$1,920	$1,273
Line of credit balance	–	–
Working capital	5,637	4,615
Cash used by operating activities	(545)	(1,026)
Cash used by investing activities	(5)	(24)
Cash provided by financing activities	15	1

Operating activities: During the six months ended June 30, 2012, our operating activities used $545,000 of cash. This was a result of our $41,000 net loss, $235,000 of net non-cash expenses which includes an allowance for slow-moving inventory of $113,000, and $739,000 net cash used by changes in operating assets and liabilities. During the six months ended June 30, 2011, our operating activities used $1,026,000 of cash. This was a result of our $640,000 net loss, $465,000 of net non-cash expenses, and $851,000 net cash used by changes in operating assets and liabilities.

Net non-cash expenses include: depreciation expense, stock-based compensation cost for options, fair value of warrants issued for services rendered, non-cash interest expense, allowance for slow-moving inventory, and change in fair value of stock option liability.

The most significant changes in operating assets and liabilities during the six months ended June 30, 2012 included:

•	Trade receivables increased as a result of our significantly increased sales during June 2012.
•	Inventories decreased due to the shipment of products during the first quarter of 2012, which was originally scheduled for shipment in December 2011.
•	Trade payables to related parties, net decreased as a result of a temporary reduction to payment terms from 45-days to 30-days to support the manufacturing transition to next generation scanner components.
•	Trade payables and other current liabilities decreased primarily due to the payment of third-party software licenses, bonuses and one-time relocation obligations, which were accrued at December 31, 2011.

The most significant changes in operating assets and liabilities during the six months ended June 30, 2011 included:

•	Trade receivables decreased due to the timing of shipments to, and the collection of cash from, customers. Specifically, we experienced significant shipments at the end of the fourth quarter of 2010 that were collected during the first quarter of 2011.
•	Inventories increased primarily due to timing of shipments from the factory and to customers.
•	Trade payables to related parties, net decreased and Due from related parties, net increased due to timing of payments, and shipment of (i) inventory purchased from related parties and (ii) critical components used to manufacture inventory, purchased by DCT, and subsequently reimbursed by related parties. At June 30, 2011, the amount due from related parties for critical components exceeded the amount owed to related parties for inventory purchases. Reimbursements by related parties for critical components were temporarily delayed while the factory, which manufactures DCT’s scanners, was relocated from Shenzhen, China to Wuhan, China. The new building was successfully completed and the factory was fully operational on June 1, 2011.
•	Trade payables and other current liabilities decreased due to the payments of severance and executive relocation obligations during the first quarter of 2011, which were accrued at December 31, 2010.

The remaining changes in operating assets and liabilities during both the six months ended June 30, 2012 and 2011 were indicative of the normal operational fluctuations related to the timing of product shipments, trade receivable collections, inventory management, and timing of vendor payments.

We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in operating results, timing of product shipments, trade receivables collections, inventory management including the expansion of our product offerings, and timing of vendor payments.

Investing activities: Investing activities for both the six months ended June 30, 2012 and 2011 included capital purchases to support normal business operations.

Financing activities: During both the six months ended June 30, 2012 and 2011, financing activities consisted of proceeds received from the exercise of employee stock options.

Cash and Working Capital Requirements

Our strengthened financial position has enabled us to actively pursue growth. Further developing our product line will strengthen our industry-leading position in the marketplace. However, in the near term it may constrain working capital.

In addition, we anticipate entering into strategic relationships that will enhance and expand our current product offerings, which may increase our revenues. We believe the anticipated expansion will complement our existing business. Such expansion may require us to incur additional expenses in the near term and may take some time to fully develop. Additionally, there is no guarantee that our expansion will be successful.

Management believes that current cash and other sources of liquidity are sufficient to fund normal operations and anticipated growth through the next 12 months.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One – Three	Four – Five
	Total	One Year	Years	Years

Operating lease obligations	$853	$228	$625	$–
Line of credit (1)	–	–	–	–
Total contractual cash obligations	$853	$228	$625	$–

(1) As of June 30, 2012, DCT had a $3,000,000 line of credit (“LOC”) at a commercial bank. Borrowings under the LOC are limited to 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts. The interest rate is prime (3.25% at June 30, 2012) plus 1.0%. Interest payments are due monthly and all unpaid interest and principal is due in full on November 15, 2012.

Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default. Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of June 30, 2012, DCT was in compliance with all LOC debt covenants and had unused borrowing capacity of $947,000.

In June 2011, DCT entered into a distribution agreement that required the Company to provide a $300,000 standby letter of credit. At June 30, 2012, DCT’s LOC borrowing capacity was reduced from $1,247,000 to $947,000 to reflect the entire standby letter of credit. DCT’s standby letter of credit expired on July 6, 2012.

Off-Balance Sheet Arrangements

At June 30, 2012, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

To the best of our knowledge, except for the commitments described in “Note 11 - Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, there are no other known trends or demands, commitments, events or uncertainties that existed at June 30, 2012, which are likely to have a material effect on our future liquidity.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In April 2012, we issued an aggregate of 1,398,850 shares of our common stock upon the exercise of an aggregate of 1,398,850 options to purchase shares of our common stock.  The exercise price of the options was $0.01 per share.  The shares of common stock were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

Date: August 14, 2012
/s/ David P. Clark
David P. Clark, Chief Executive Officer

Date: August 14, 2012
/s/ M. Carolyn Ellis
M. Carolyn Ellis
Chief Financial Officer

- 26 -