Form 10-Q
period 2012-09-30
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2012-11-14
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The number of shares of Common Stock outstanding as of November 12, 2012 was 22,076,976.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

DOCUMENT CAPTURE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$2,232	$2,455
Trade receivables	2,631	2,207
Inventories, net	2,083	2,876
Note receivable	300	–
Prepaid expenses and other current assets	181	226
Total current assets	7,427	7,764

Other non-current assets	36	36
Fixed assets, net	97	125
Total assets	$7,560	$7,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$–	$–
Trade payables to related parties, net	1,297	1,014
Trade payables and other accrued expenses	417	717
Accrued compensation and benefits	173	444
Income tax payable	–	23
Total current liabilities	1,887	2,198

Stock option liability	–	502
Deferred rent	128	113

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock $.001 par value, 2,000 authorized, 0 issued and outstanding at September 30, 2012 and December 31, 2011
Common stock $.001 par value, 50,000 authorized, 22,077 and 20,578 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	22	21
Additional paid-in capital	39,090	38,290
Accumulated deficit	(33,567)	(33,199)
Total stockholders’ equity	5,545	5,112
Total liabilities and stockholders’ equity	$7,560	$7,925

*Amounts derived from the audited financial statements for the year ended December 31, 2011.

  See accompanying notes.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$4,105	$5,253	$13,130	$12,684

Cost of sales	2,694	3,214	8,528	8,088

Gross profit	1,411	2,039	4,602	4,596

Operating expenses:
Selling, general and administrative	1,320	1,454	4,163	4,302
Research and development	465	300	1,300	931
Total operating expenses	1,785	1,754	5,463	5,233

Operating (loss) income	(374)	285	(861)	(637)

Non-operating income (expense), net	47	335	493	617

Net (loss) income	$(327)	$620	$(368)	$(20)

Basic (loss) income per common share	$(0.01)	$0.03	$(0.02)	$(0.00)
Diluted (loss) income per common share	$(0.01)	$0.03	$(0.02)	$(0.00)

Weighted average common shares outstanding – basic	22,077	20,578	20,651	20,556

Weighted average common shares outstanding – assuming dilution	22,077	22,641	20,651	20,556

See accompanying notes.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2012	2011

Operating activities:
Net loss	$(368)	$(20)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation expense included in operating expenses	31	36
Depreciation expense included in cost of sales	33	30
Stock-based compensation cost – options	727	971
Fair value of warrants issued for services rendered	59	60
Interest expense attributable to amortization of debt issuance costs	6	4
Allowance for slow-moving inventory	113	–
Change in fair value of stock option liability	(502)	(618)
Changes in operating assets and liabilities:
Trade receivables	(424)	(915)
Inventories	680	(490)
Prepaid expenses and other	13	47
Trade payables to related parties, net	283	(132)
Trade payables and other current liabilities	(571)	(266)
Income taxes payable	(23)	(100)
Deferred revenue and customer deposits	–	(25)
Deferred rent	15	36
Cash provided (used) by operating activities	72	(1,382)

Investing activities:
Capital expenditures	(10)	(28)
Investment in note receivable	(300)	–
Cash used by investing activities	(310)	(28)

Financing activities:
Proceeds from exercise of common stock options	15	1
Cash provided by financing activities	15	1

Net decrease in cash and cash equivalents	(223)	(1,409)

Cash and cash equivalents at beginning of period	2,455	2,322

Cash and cash equivalents at end of period	$2,232	$913

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$45	$110

Non-cash investing and financing activities:
Transfer of deposits to fixed assets	$26	$32

See accompanying notes.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Background and Basis of Presentation

Organization

Document Capture Technologies, Inc. (“DCT” or “the Company”) provides demand-driven solutions through the design, development, manufacture, and sale of document capture platforms. The Company’s products emphasize convenience, speed, quality, and security and create usable electronic content suited for database, document, content, and other systems. In doing so, these solutions are intended to reduce organizations’ operating costs, improve information accuracy and security, and speed processing time. DCT offers more than 40 variations of its imaging platforms, which are distributed globally to Tier 1 original equipment manufacturers (“OEM”), value-added resellers (“VAR”), and other systems integrators. To date, the Company has shipped nearly four million scanning products, which are marketed under private labels and used by government agencies, corporations, small offices/home offices (“SOHO”), professional practices, and consumers.

DCT’s image-scanning products can be found in a variety of applications, including but not limited to the following:

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2012. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Purchases from Scanner Manufacturers totaled $2,939,000 and $7,692,000 for the three and nine months ended September 30, 2012, respectively, and $3,008,000 and $7,834,000 for the three and nine months ended September 30, 2011, respectively. All purchases to and from Scanner Manufacturers were carried out in the normal course of business. As a result of the aforementioned purchases, the net due to related parties was $1,297,000 and $1,014,000 at September 30, 2012 and December 31, 2011, respectively.

Net Sales

Sales and cost of sales to Scanner Manufacturers totaled $18,000 and $16,000, respectively for both the three and nine months ended September 30, 2012. During the nine months ended September 30, 2011, DCT recorded sales and cost of sales of $11,000 and $10,000, respectively, to Scanner Manufacturers for finished scanners. All sales to Scanner Manufacturers contained similar terms and conditions as for other transactions of this nature entered into by DCT.

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

Legal Services Agreement

During September 2009, DCT entered into a legal services agreement (“Agreement”) with Jody R. Samuels, a director of the Company.  Pursuant to the Agreement, Mr. Samuels will provide certain legal services to DCT which will consist of assisting the Company in (i) the preparation of its periodic and other filings with the Securities and Exchange Commission (“SEC”), including proxy statements, special and annual meetings of shareholders, (ii) the negotiation of financing and corporate development transactions, (iii) preparation and review of documentation related to financing arrangements and corporate development transactions, (iv) preparing registration statements, and responding to any SEC inquiries/comment letters, (v) documenting corporate governance policies and procedures, and (vi) any other legal matters reasonably within the legal expertise of Mr. Samuels.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Agreement, Mr. Samuels is paid $4,000 per month for a total of $12,000 and $36,000 for the three and nine months ended September 30, 2012, respectively. Mr. Samuels was paid $12,000 and $36,000 for the three and nine months ended September 30, 2011.

The Agreement may be canceled by either party with 30 days prior written notice.

Agreement to License Office Space

During April 2010, DCT entered into a two-year license agreement (“License”) with Beau Dietl & Associates (“BDA”) to license office space from BDA in New York City. DCT uses the office space for all meetings of the board of directors and all shareholder meetings. Mr. Dietl is DCT’s Chairman of the board of directors. In connection with the License, the Company paid BDA an upfront license fee of $50,000 as payment in full. The $50,000 payment was capitalized and amortized, using the straight-line method, to selling, general and administrative expense over the term of the License.

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

In connection with the License, DCT recorded rent expense of $6,000 and $19,000 for the three and nine months ended September 30, 2012, respectively; and $6,000 and $19,000 for the three and nine months ended September 30, 2011, respectively.

The License can be canceled by either party with 90 days written notice.

Note 4 – Concentration of Credit Risk and Major Customers

Financial instruments that subject DCT to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents

DCT maintains cash balances at several banks. Cash accounts maintained in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Non-interest bearing accounts are 100% insured. As of September 30, 2012, DCT had consolidated balances of approximately $203,000 which were not guaranteed by the FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

Major Customers and Trade Receivables

A relatively small number of customers account for a significant percentage of DCT’s sales. Customers that exceeded 10% of total revenues and accounts receivable were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Customer A	31%	20%	37%	18%
Customer B	17	15	13	14
Customer C	12	12	*	16
Customer D	*	11	16	16
Customer E	*	23	*	10

* Customer accounted for less than 10% for the period indicated.

Trade receivables from all significant customers at September 30, 2012 totaled $1,792,000. As of September 30, 2012, all the Company's trade receivables were unsecured.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 6 –Note Receivable

During September 2012, DCT’s board of directors authorized a $300,000 investment in Advanced Cyber Systems Corp. (“ACSC”) in the form of a convertible note receivable (“ACSC Note”). The ACSC Note pays five percent interest per year. Principal and interest are both due on September 17, 2013 (“Maturity Date”). At any time prior to the Maturity Date, DCT is entitled at its option to convert the original principal amount of the ACSC Note into shares of ACSC equal to six percent of the outstanding common stock at the time of exercise.

The purpose of the investment in ACSC is to diversify and expand DCT’s product offerings into the Internet security market and expedite DCT’s evolution into a mobile and cloud-centric solutions provider with an emphasis on document and data capture in a secure environment.

Management evaluated ACSC as a possible variable interest entity (“VIE”) as defined by the FASB’s Accounting Standards Codification (“ACS”) Topic 810 – Consolidations (“ACS 810”). Management concluded that ACSC meets the business scope exception under Topic 810. As such, ACSC is not a VIE. DCT has no commitment or obligation, either implicit or explicit, to provide financial or other support to ACSC other than the ASCS Note. DCT’s maximum exposure to loss is limited to the Note and related unpaid interest.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Equity Incentive Plans

General

DCT’s share-based awards are long-term retention plans that are intended to attract, retain and provide incentives for talented employees. DCT believes its share-based awards are critical to its operation and productivity. The employee share-based award plans allow DCT to grant, on a discretionary basis, incentive stock options and non-qualified stock options.

The following table sets forth, by the respective option plan, certain aspects of DCT’s stock options as of September 30, 2012:

	Option Approval Method			Options Outstanding and Options Available
Description	Board of Directors	Board of Directors and Shareholders	Total	Outstanding	Available For Future Grant	Total
2002 Amended and Restated Stock Option Plan	–	3,200,000	3,200,000	2,753,710	446,290	3,200,000
2006 Stock Option Plan	–	2,500,000	2,500,000	2,149,000	351,000	2,500,000
2009 Stock Option Plan	–	1,500,000	1,500,000	1,179,333	320,667	1,500,000
2010 Stock Option Plan	–	3,500,000	3,500,000	2,500,000	1,000,000	3,500,000
Key Personnel Option Grants	7,875,000	–	7,875,000	4,518,465	–	4,518,465
	7,875,000	10,700,000	18,575,000	13,100,508	2,117,957	15,218,465

Stock Options

DCT issues options under four different stock option plans as well as through employment agreements with key employees, executives and consultants (approved by the board of directors on a case-by-case basis).  Options generally vest over two to three years from the date of grant and expire seven to ten years from the date of grant.

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in DCT’s Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Selling, general and administrative	$206	$302	$674	$886
Research and development	18	23	53	85
Total	$224	$325	$727	$971

At September 30, 2012, DCT had approximately $322,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately one year.

Stock Option Activity and Outstanding

DCT had the following stock option activity during the nine months ended September 30, 2012:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2011	14,524,358	$0.34
Granted	275,000	0.35
Exercised	(1,498,850)	(0.01)
Canceled	(200,000)	(0.32)
Outstanding at September 30, 2012	13,100,508	$0.38

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2012, DCT’s Board of Director’s approved a one-year extension to 643,465 options. The incremental fair value of the amended options, as calculated using the Black-Scholes valuation model, was $2,000 and was recorded as operating expense with the offsetting credit to additional paid-in capital during the second quarter of 2012.

The following table summarizes all options outstanding and exercisable by price range as of September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.01	643,465	0.6	$0.01	643,465	$0.01
$0.29-$0.45	9,557,043	5.5	0.32	7,225,075	0.31
$0.60 - $0.70	2,900,000	6.1	0.68	2,200,000	0.68
	13,100,508			10,068,540

The “intrinsic value” of options is the excess of the value of DCT stock over the exercise price of such options. The total intrinsic value of options outstanding (of which all are expected to vest) was approximately $129,000 and $1,546,000 at September 30, 2012 and December 31, 2011, respectively. The total intrinsic value for exercisable options was $129,000 and $1,303,000 at September 30, 2012 and December 31, 2011, respectively. The total intrinsic value was $475,000 for options exercised during the nine months ended September 30, 2012. The total intrinsic value was $43,000 for options exercised during the nine months ended September 30, 2011.

Note 8 – Fair Value

During August 2010, DCT and NCR Corporation (“NCR”) entered into (i) Share Purchase Agreement, (ii) Investor Rights Agreement, and (iii) Voting Agreement pursuant to which NCR purchased from DCT 3,861,004 shares of the Company’s common stock for an aggregate purchase price of $4,000,000. Additionally, DCT granted NCR a two-year option (“NCR Option”) to purchase up to an additional $4,000,000 of Common Stock at an exercise price of $1.036 per share, subject to adjustment.

On August 4, 2012, the NCR Option matured without being exercised. On the maturity date, the fair value of the NCR Option was valued deterministically to be zero. As of December 31, 2011, DCT estimated the fair value using the Binomial option pricing model and the following assumptions: 0.12% risk-free interest rate, expected volatility of 198%, expected dividend yield of 0%, and remaining life equal to the remaining contractual life of the option.

Until maturity, DCT’s stock option liability fair value was classified as a Level 3 fair value, as unobservable inputs to the valuation methodology are significant to the measurement of the fair value, as defined by ASC 820.

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance - stock option liability	$39	$541	$502	$811
Unrealized loss (gain) included in net income (loss) (1)	(39)	(348)	(502)	(618)
Ending balance- stock option liability	$–	$193	$–	$193

(1) Included as a component of non-operating income (expense).

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Common stock equivalents (“CSE”) were 613,000 and 2,063,000 at September 30, 2012 and 2011, respectively. CSEs were taken into consideration in calculating diluted net income per common share for the three months ended September 30, 2011, but the impact did not change net income per share. CSEs were not considered in calculating diluted net loss per common share for three and nine months ended September 30, 2012 or for the nine months ended September 30, 2011, as their effect would be anti-dilutive.

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

Note 10 – Equity

Common Stock

During the nine months ended September 30, 2012, DCT issued 1,498,850 shares of common stock upon the exercise of employee stock options.

During the nine months ended September 30, 2011, DCT issued 98,850 shares of common stock upon the exercise of employee stock options.

Common Stock Warrants

In certain instances, DCT issues warrants for consulting services. DCT amortizes the fair value, as calculated on the issuance date using the Black-Scholes valuation model, of the warrants over the service period. DCT did not issue any common stock warrants during the nine months ended September 30, 2012 or 2011.

In connection with such common stock warrants issued and outstanding, DCT charged selling, general and administrative expense with the offset credit to additional paid in capital for $20,000 and $19,000 during the three months ended September 30, 2012 and 2011, respectively; and $59,000 and $60,000 during the nine months ended September 30, 2012 and 2011, respectively.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes certain aspects of DCT’s outstanding warrants as of September 30, 2012:

Warrants Issued in Connection with:	Number of Shares Outstanding and Vested	Exercise Price ($)	Issuance Date	Expiration Date
Consulting agreement	400,000	0.67	12/13/10	12/12/12
Bank line of credit	68,027	0.59	9/2/09	8/31/16
	468,027

Note 11 – Debt

Bank Line of Credit

As of September 30, 2012, DCT had a $3,000,000 line of credit (“LOC”) at a commercial bank. Borrowings under the LOC are limited to 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts. The interest rate is prime (3.25% at September 30, 2012) plus 1.0%. Interest payments are due monthly and all unpaid interest and principal is due in full on November 15, 2012. See Note 15.

Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default. Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of September 30, 2012, DCT was in compliance with all LOC debt covenants and had unused borrowing capacity of $1,920,000.

Note 12 – Commitments and Contingencies

Operating Leases

DCT occupies its corporate office and warehouse space through an operating lease that extends through October 2015. As of September 30, 2012, future minimum rental commitments under non-cancelable leases were as follows (in thousands):

Year Ending September 30,	Future Minimum Lease Payments
2013	$239
2014	261
2015	280
2016	23
$803

Additionally, under the lease agreement, DCT is responsible for common area maintenance (“CAM”) charges and pro-rated taxes and insurance.

Employment Agreements

DCT maintains employment agreements with certain of its executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors. The agreements also provide for termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, DCT maintains employment agreements with other key employees with similar terms and conditions. As of September 30, 2012 termination payments totaling $1,166,000 remain in effect.

Litigation, Claims and Assessments

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT’s financial condition, results of operations or cash flows.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 –Inventories

Inventories at the end of each period were as follows (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$387	$803
Finished goods	1,842	2,106
	2,229	2,909
Less: Inventory allowance	(146)	(33)
	$2,083	$2,876

Note 14 – Segment and Geographic Information

Segment Information

Currently, DCT operates in one segment: the design, development and delivery of various imaging technology solutions, most notably scanners.

Geographic Information

During the three and nine months ended September 30, 2012 and 2011, DCT recorded net sales throughout the U.S., Europe and other, and Asia as determined by the final destination of the product. The following table summarizes total net sales attributable to significant countries (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
U.S.	$3,152	$5,113	$10,956	$12,156
Europe and other	582	140	1,540	517
Asia	371	-	634	11
	$4,105	$5,253	$13,130	$12,684

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Europe and Asia (in thousands):

	September 30, 2012	December 31, 2011
U.S.	$6,858	$7,357
Europe and other	652	516
Asia	50	52
	$7,560	$7,925

Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands. Assets located in Asia relate to tooling equipment required to manufacture DCT’s product.

Note 15 – Subsequent Events

Amended LOC

On November 13, 2012, DCT amended its $3,000,000 LOC (“Amended LOC”), extending the maturity date to November 15, 2013 and expanding DCT’s borrowing base.  Previously, the borrowing base formula allowed accounts receivable from individual customers up to 25% of total accounts receivable.  The Amended LOC expands the borrowing base by including certain customer balances in excess of 25% of the total accounts receivable. All other significant terms and conditions remain unchanged.

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

Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

•	Overview. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding the results of operations and anticipating future trends in those operations.

•	Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

•	Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows as of and for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

•	Contractual Obligations, Off-Balance-Sheet Arrangements, and Trends. This section provides an overview of (i) contractual obligations, contingent liabilities and commitments, including an expected payment schedule, (ii) an explanation of off-balance-sheet arrangements, and (iii) known trends as of September 30, 2012.

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

During September 2012, our board of directors authorized a $300,000 investment in Advanced Cyber Systems Corp. (“ACSC”) in the form of a convertible note receivable (“ACSC Note”). ACSC develops technology and services that can assess, analyze and advise on security issues associated with web applications, websites or e-commerce systems. ACSC’s verification services focus on a multi-layered technique that produces the most cost-effective approach toward security identification and verification. We plan to distribute ACSC products to our existing and new customers as a way of diversifying and expanding our product offerings into the growing market of Internet security while expediting our evolution into a mobile and cloud-centric solutions provider with an emphasis on document and data capture in a secure environment. The purpose of the investment is to reduce the time-to-market of ACSC products that will be distributed by us.

The ACSC Note pays five percent interest per year. Principal and interest are both due on September 17, 2013 (“Maturity Date”). At any time prior to the Maturity Date, DCT is entitled at its option to convert the original principal amount of the ACSC Note into shares of ACSC equal to six percent of the outstanding common stock at the time of exercise.

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

Results of Operations

The following table summarizes certain aspects of our results of operations for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$	%	2012	2011	$	%

Net sales	$4,105	$5,253	$(1,148)	(22)%	$13,130	$12,684	$446	4%
Cost of sales	2,694	3,214	(520)	(16)	8,528	8,088	440	5

As a percentage of sales	65.6%	61.2%			65.0%	63.8%

Selling, general and administrative expense	1,320	1,454	(134)	(9)	4,163	4,302	(139)	(3)
Research and development expense	465	300	165	55	1,300	931	369	40

Non-operating income (expense)	47	335	(288)	(86)	493	617	(124)	(20)

Net (loss) income	(327)	620	(947)	NM	(368)	(20)	(348)	NM

NM = Not Meaningful

Net Sales

Net sales grew for the nine months ended September 30, 2012 compared to the same period in 2011 resulting from a 3% increase in the number of units sold. The majority of the increase was attributable to the globalization and expansion of our products into Europe and Asia. Although our weighted average selling price was positively impacted by the mix of products sold, certain volume-related discounts offset the mix of products sold, which yielded a relatively constant weighted-average selling price.

Net sales decreased for the three months ended September 30, 2012 compared to the same period in 2011 as a result of sales for the three months ended September 30, 2011 having been favorably impacted by the fulfillment of a large order for one customer during that period. Net sales, unit sales and weighted average selling price, excluding the aforementioned large sale in 2011, remained consistent from period to period.

International sales as a percentage of sales were 23% and 3% for the three months ended September 30, 2012 and 2011, respectively; and 17% and 4% for the nine months ended September 30, 2012 and 2011, respectively. The increase in the relative percentage of international sales resulted from the globalization and expansion of our product into Europe and Asia.

Although we continue to concentrate on expanding our customer base, our revenue remains dependent on a small number of significant customers. Total sales to significant customers (customers who represent more than 10% of our net sales) as a percentage of total sales were 60% and 81% during the three months ended September 30, 2012 and 2011, respectively; and 66% and 74% during the nine months ended September 30, 2012 and 2011, respectively. See Note 4 included in Part I, “Item 1- Financial Statements.” The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

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

Cost of sales as a percentage of sales increased during both the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 primarily due to the mix of products sold. To a lesser extent, currency fluctuations and volume-related discounts impacted cost of sales as a percentage of sales.

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

Although total S,G&A expenses decreased during both the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011, certain expenses within S,G&A increased and others decreased:

•	Increased headcount and compensation-related increases of approximately $122,000 and $371,000 during the three and nine months ended September 30, 2012 compared to the same period in 2011. Increased compensation was necessary to attract and retain talent required for business expansion.

•	Decreased professional recruiting fees of approximately $24,000 and $94,000 during the three and nine months ended September 30, 2012 compared to the same period in 2011. Professional recruiting fees were incurred while expanding our management team.

•	Decreased stock-based compensation expense (a non-cash charge) as a result of fully amortized options during the latter part of 2011. Stock-based compensation cost was $206,000 and $302,000 for the three months ended September 30, 2012 and 2011, respectively. Stock-based compensation cost was $674,000 and $886,000 for the nine months ended September 30, 2012 and 2011, respectively. See “Note 7 - Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q.

We anticipate that future selling, general and administrative expenses will fluctuate as we concentrate on growing our business by expanding our customer base, product offering, revenue base, and our global presence.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production. The increased research and development expense during the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 was primarily attributable to: (i) increased personnel expenses for internal engineers and our newly-hired chief technology officer (“CTO”); and (ii) expenses associated with accelerating the development of new products. In connection with the hiring of our CTO, we renewed our focus and commitment toward product innovation and overall IP strategy. Our renewed focus includes expanding our existing technology, developing new technology, and licensing third-party technology to complement our technology and allow for quicker time to market.

We anticipate that research and development expense will continue to increase as a result of our aforementioned renewed commitment toward product innovation, our overall IP strategy, and our evolution into a mobile and cloud-centric solutions provider with an emphasis on document and data capture in a secure environment.

Non-Operating Income (Expense)

The most significant component of our non-operating income (expense) was a non-cash gain related to the decreased fair value of our stock option liability. The non-cash gain totaled $39,000 and $348,000 for the three months ended September 30, 2012 and 2011, respectively; and $502,000 and $618,000 for the nine months ended September 30, 2012 and 2011, respectively. See “Note 8 – Fair Value” in Part I, Item 1 of this Form 10-Q. On August 4, 2012, the NCR Option matured without being exercised. As such, our non-operating income (expense) will no longer be impacted by the NCR Option liability.

Other less impactful components include non-cash interest expense related to amortization of deferred financing costs and realized loss on foreign currency transactions resulting from the currency fluctuation between the Euro and the U.S. dollar.

Liquidity and Capital Resources

At September 30, 2012, principal sources of liquidity included cash and cash equivalents of $2,232,000 and an available borrowing capacity of $1,920,000 on our bank line of credit. We had no significant cash outlays, except as part of our normal operations, during the nine months ended September 30, 2012 or September 30, 2011.

The following table summarizes certain aspects of DCT’s liquidity (in thousands):

	As of or for the Nine Months Ended September 30,
	2012	2011
Cash and cash equivalents	$2,232	$913
Line of credit balance	–	–
Working capital	5,540	5,253
Cash provided (used) by operating activities	72	(1,382)
Cash used by investing activities	(310)	(28)
Cash provided by financing activities	15	1

Operating activities: During the nine months ended September 30, 2012, our operating activities provided $72,000 of cash. This was a result of our $368,000 net loss, $467,000 of net non-cash expenses which includes an allowance for slow-moving inventory of $113,000, and $27,000 net cash used by changes in operating assets and liabilities. During the nine months ended September 30, 2011, our operating activities used $1,382,000 of cash. This was a result of our $20,000 net loss, $483,000 of net non-cash expenses, and $1,845,000 net cash used by changes in operating assets and liabilities.

Net non-cash expenses include: depreciation expense, stock-based compensation cost for options, fair value of warrants issued for services rendered, non-cash interest expense, allowance for slow-moving inventory, and change in fair value of stock option liability.

The most significant changes in operating assets and liabilities during the nine months ended September 30, 2012 included:

•	Trade receivables increased as a result of our increased sales during September 2012 compared to December 2011.
•	Inventories decreased due to the shipment of products during the first quarter of 2012, which was originally scheduled for shipment in December 2011.
•	Trade payables and other current liabilities decreased primarily due to the payment of third-party software licenses, bonuses and one-time relocation obligations, which were accrued at December 31, 2011.

The most significant changes in operating assets and liabilities during the nine months ended September 30, 2011 included:

•	Trade receivables increased due to the timing of shipments to, and the collection of cash from, customers. Specifically, we had a large order from a customer that shipped at the end of the third quarter 2011. The related cash was collected during the fourth quarter of 2011.
•	Inventories increased primarily due to anticipated increased shipments during the fourth quarter of 2011.
•	Trade payables and other current liabilities decreased due to the payments of severance and executive relocation obligations during the first quarter of 2011, which were accrued at December 31, 2010.

The remaining changes in operating assets and liabilities during both the nine months ended September 30, 2012 and 2011 were indicative of the normal operational fluctuations related to the timing of product shipments, trade receivable collections, inventory management, and timing of vendor payments.

We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in operating results, timing of product shipments, trade receivables collections, inventory management including the expansion of our product offerings, and timing of vendor payments.

Investing activities: During the nine months ended September 30, 2012 the majority of our investing activities were attributable to our $300,000 ACSC Note. The ACSC Note pays five percent interest per year. Principal and interest are both due on September 17, 2013 (“Maturity Date”). At any time prior to the Maturity Date, we are entitled to convert the original principal amount of this Note into shares of ACSC equal to six percent of the outstanding common stock at the time of exercise. The purpose of the investment in the ACSC Note is to diversify and expand our product offerings into the Internet security market and expedite our evolution into a mobile and cloud-centric solutions provider with an emphasis on document and data capture in a secure environment. The remaining investing activities for the nine months ended September 30, 2012, and all of the investing activities during the nine months ended September 30, 2011, were for capital purchases to support normal business operations.

Financing activities: During both the nine months ended September 30, 2012 and 2011, financing activities consisted of proceeds received from the exercise of employee stock options.

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

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One – Three	Four – Five
	Total	One Year	Years	Years

Operating lease obligations	$803	$240	$563	$–
Line of credit (1)	–	–	–	–
Total contractual cash obligations	$803	$240	$563	$–

(1)As of September 30, 2012, we had a $3,000,000 line of credit (“LOC”) at a commercial bank. Borrowings under the LOC are limited to 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts. The interest rate is prime (3.25% at September 30, 2012) plus 1.0%. Interest payments are due monthly and all unpaid interest and principal is due in full on November 15, 2012.

Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default. Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of September 30, 2012, we were in compliance with all LOC debt covenants and had unused borrowing capacity of $1,920,000.

On November 13, 2012, we amended our $3,000,000 LOC (“Amended LOC”), extending the maturity date to November 15, 2013 and expanding our borrowing base.  Previously, the borrowing base formula allowed accounts receivable from individual customers up to 25% of total accounts receivable.  The Amended LOC expands the borrowing base by including certain customer balances in excess of 25% of the total accounts receivable. All other significant terms and conditions remain unchanged.

In connection with the Amended LOC, we agreed to pay the lender a loan origination fee of $7,500.

Off-Balance Sheet Arrangements

At September 30, 2012, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

To the best of our knowledge, except for the commitments described in “Note 12 - Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, there are no other known trends or demands, commitments, events or uncertainties that existed at September 30, 2012, which are likely to have a material effect on our future liquidity.

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

Date: November 14, 2012
/s/ David P. Clark
David P. Clark, Chief Executive Officer

Date: November 14, 2012
/s/ M. Carolyn Ellis
M. Carolyn Ellis
Chief Financial Officer

- 26 -