Form 10-K
period 2012-12-31
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2013-04-15
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Large accelerated filer    ☐       Accelerated filer   ☐         Non-accelerated filer    ☐       Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     ☐      No    ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (7,739,200 shares) was approximately $2,471,760, based on the average closing bid and ask price of $0.30 for such common equity on June 30, 2012.

As of April 8, 2013, there were outstanding 22,076,976 shares of the issuer’s Common Stock, par value $0.001.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1. BUSINESS

Overview

Document Capture Technologies, Inc. ("DCT" or "Company"), a Delaware corporation, develops, designs and delivers various USB-powered image-scanning solutions to all types and sizes of enterprises. The Company’s patented and proprietary page-imaging devices facilitate the way information is stored, shared and managed, and are designed to reduce organizations’ operating costs, improve information accuracy and security, and speed processing time. End users include large and small corporations, small office-home offices (“SOHO”), professional practices, governmental agencies and consumers.

To date, DCT offers more than 40 variations of its imaging platforms sold primarily to original equipment manufacturers (“OEM”), private label brands and value added resellers (“VAR”). DCT’s image-scanning products can be found in a variety of applications, including:

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

Executive Management Restructuring – January 2013

During January 2013, DCT restructured its executive management team, whereby DCT terminated both its chief executive officer and its president.  In connection therewith, DCT’s former CEO resigned from the Board of Directors.  Concurrently, DCT entered into an employment agreement with Michael Campbell to become its new CEO and President.  The purpose of the restructure is to enhance and strengthen DCT’s strategic leadership and reduce overhead expenses.  Mr. Campbell has twenty-three years of experience in the technology industry, has been the CEO of four companies in the technology industry and is a seasoned business development and marketing executive.  Mr. Campbell will focus on mapping DCT’s existing technology and human assets to emerging market opportunities and accelerating financial strength through highly-focused business initiatives.

Current Market Opportunities, Strategies and Products

Strategic Investment

In August 2010, NCR invested in DCT by purchasing 3,861,004 shares of our common stock for an aggregate purchase price of $4,000,000 (“NCR Investment”). The NCR Investment was both a strategic and financial milestone for DCT. It provided the capital to aggressively invest in new product development. As a direct result, DCT is planning to launch its next generation product in 2013. With a strengthened financial position, we were also able to actively pursue strategic partnerships with other businesses world-wide in order to expand our distribution channels and product offerings.

DCT continues to leverage its relationship with NCR, exploring ways to use DCT’s technology to benefit NCR’s market niches.

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

Currently, all of our revenue is generated from sales of our document/image-capture products.  Net revenue for the previous three years was (in thousands):

Year Ended	Net Revenue
December 31, 2012	$17,348
December 31, 2011	17,658
December 31, 2010	14,849

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

Next Generation Products

During 2012 and 2011, DCT invested in its future by hiring additional personnel in all areas of the Company. With this expansion, we are undertaking significant new product innovations that incorporate engineering, sales, marketing, and business development. Our integrated approach to next-generation product development gives us an improved ability to explore new configurations of our existing technology scanners. New configurations include, but are not limited to, direct Internet connectivity and smart device (e.g. iPhone, iPad, Android devices) operation. We believe our next-generation products will:

•	Capture the current market trends in Cloud storage, processing, and file sharing;
•	Support the move from personal computers to smart devices; and
•	Further distinguish our products from our competition.

To support this expansion, our engineering team is exploring WiFi technology, battery-powered technology, Bluetooth connectivity, USB for iOS and Android OS, and other hardware technologies, and we supplement our in-house abilities with contractors with specific knowledge. Our goal is to incorporate these state-of-the-art technologies with our existing power efficiency, dependability, image quality and low cost, which are DCT's patented and signature characteristics.

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

Competition

We had several direct competitors to our document/image-capture products in major worldwide markets (North America, Europe and Asia) during the year ended December 31, 2012. To maintain our competitive advantage, we maintain a high level of investment in research and development, and focus on factory efficiency. This allows us to provide superior time-to-market product cycles with the goal of manufacturing and delivering products to customers virtually defect free.

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

Manufacturing and Raw Material Supply

Manufacturing. Historically, we have purchased the majority of our finished scanner imaging products from various related entities (referred to collectively as “Scanner Manufacturers”) owned by a DCT stockholder who currently owns approximately 14% of DCT’s outstanding common stock. See Part III, “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Customers

A small number of our customers have historically accounted for a substantial portion of our net sales. Total sales to significant customers (customers who represent more than 10% of our net sales) were 64% and 67% during the years ended December 31, 2012 and 2011, respectively.  See Note 1 included in Part II, “Item 8. Financial Statements.” Our largest customer rankings and their respective contributions to our net sales have varied and will likely continue to vary from period to period. However, we expect that our largest customers will continue to account for a substantial portion of our net sales in the foreseeable future.

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

Research and Development

We have historically devoted a significant portion of our financial resources to research and development programs for both our current products and future products, and we expect to continue to allocate significant resources to these efforts. We have assembled a strong team of experienced engineers and technologists that are advancing our core technologies and developing the technology innovations that we believe will deliver our next generation of products. Our R&D team, consisting of employees and contractors, is responsible for designing and developing new products, optimizing the manufacturing processes, and researching future technologies and products.

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

Our research and development expenses were $1,833,000 and $1,351,000 for the years ended December 31, 2012 and 2011, respectively. To date, all research and development costs have been expensed as incurred.

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

Employees

As of December 31, 2012, we employed 28 employees on a full-time basis, 23 employees were located in the United States, 3 were located in China and 2 were located in Europe. Of the total, 5 were in product research and development and 23 were in sales, operations and administration. None of our employees are represented by unions or collective bargaining agreements. We have experienced no work stoppages and believe that our employee relations are good.

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

Total sales to significant customers (customers who represent more than 10% of our net sales) were 64% and 67% during the years ended December 31, 2012 and 2011, respectively.  See Note 1 included in Part II, “Item 8. Financial Statements.” We expect that our largest customers will continue to account for a substantial portion of our net sales for the foreseeable future. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period.  We cannot provide assurance that any of our customers will continue to purchase our products at past or current levels.

The Company has experienced a history of recurring operating losses and may continue to incur losses for the foreseeable future.

Our operating loss was $1,157,000 and $589,000 for the years December 31, 2012 and 2011, respectively. Our accumulated deficit as of December 31, 2012 was $33,875,000. We cannot provide assurance that we can achieve operating profitability in the future.

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

Our results of operations could be impacted by macroeconomic and other factors, including currency exchange rates, harming our results of operations.

Such factors, including fluctuations in foreign currency exchange rates, specifically the fluctuation between the Chinese Yuan and the U.S. Dollar, could increase our cost of sales and negatively impact our results of operations.

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

Our common stock is considered a “penny stock.” The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase transaction costs to sell those shares.

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

We are authorized to issue 50,000,000 shares of our common stock. As of April 8, 2013, there were 22,076,976 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of April 8, 2013, we had the following common shares reserved for future issuance:

Stock options – employees, directors and contractors	13,100,508
Warrants outstanding	68,027
Total	13,168,535

The numbers above do not include 2,117,957 shares that are available for future grant under our employee stock option plans. To the extent that options or warrants are exercised, the holders of our common stock would experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

ITEM 2. PROPERTIES

The following table lists details of our properties at December 31, 2012:

Location	Lease expiration	Total Square Footage	Primary Usage
Santa Clara, CA	October 2015	32,000	Corporate headquarters, product development, inventory management and distribution
Arnhem, Netherlands	Month to month	Less than 500	Field service and sales office
Apeldoorn, Netherlands(1)	Month to month	Varies	Inventory management and distribution
New York, NY	April 2013	Less than 500	Board of directors and subcommittee meetings, and investor relations

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the OTC Bulletin Board (“OTCBB”). The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated:

	High	Low
Fiscal 2012:
1st Quarter	$0.46	$0.24
2nd Quarter	0.44	0.24
3rd Quarter	0.35	0.15
4th Quarter	0.23	0.13

Fiscal 2011:
1st Quarter	$0.58	$0.31
2nd Quarter	0.54	0.33
3rd Quarter	0.42	0.26
4th Quarter	0.44	0.15

Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Record Holders

As of April 8, 2013, there were 365 registered holders of record as indicated on the records of DCT’s transfer agent. In addition, there are a significant number of holders of DCT common stock that are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

Common Stock. The Company has not declared or paid dividends on its common stock to date and intends to retain any earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

The following table sets forth certain information concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,582,043	$0.44	2,117,957
Equity compensation plans not approved by security holders	4,586,492	0.27	–
Total	13,168,535	$0.38	2,117,957

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

In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2002 Plan provides that each outstanding option will fully vest and become exercisable. The maximum number of options that can be granted under the 2002 Plan is 3,200,000. As of December 31, 2012, there were 446,290 options available for future grant under the 2002 Plan.

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

The 2006 Plan provides that vested options may generally be exercised for three months after termination of employment and for 12 months after termination of employment as a result of death or disability. If the Company liquidates, optionees will be notified at least 30 days prior to the proposed dissolution or liquidation to give optionees time to exercise any vested options. To the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action. The plan administrator may, under its sole discretion, permit exercise of any options prior to their termination, even if such options were not otherwise exercisable. In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2006 Plan provides that each outstanding option will fully vest and become exercisable. At the Company’s annual meeting on October 3, 2008, the Company’s shareholders agreed to increase the maximum number of options that can be granted under the 2006 Plan from 1,500,000 to 2,500,000. As of December 31, 2012, there were 351,000 options available for future grant under the 2006 Plan.

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

The 2009 Plan provides that vested options may generally be exercised for three months after termination of employment and for 12 months after termination of employment as a result of death or disability. If the Company liquidates, optionees will be notified at least 30 days prior to the proposed dissolution or liquidation to give optionees time to exercise any vested options. To the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action. The plan administrator may, under its sole discretion, permit exercise of any options prior to their termination, even if such options were not otherwise exercisable. In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2009 Plan provides that each outstanding option will fully vest and become exercisable. The maximum number of options that can be granted under the 2009 Plan is 1,500,000. As of December 31, 2012, there were 320,667 options available for future grant under the 2009 Plan.

2010 Stock Option Plan

At our stockholders’ annual meeting on April 19, 2011, our stockholders approved the adoption of the 2010 Stock Option Plan (“2010 Plan”). Currently the plan is administered by our Board of Directors. The 2010 Plan generally provides for the grant of either qualified or nonqualified stock options to officers, employees, directors and consultants at not less than 85% of the fair market value of our common stock as of the grant date.

The 2010 Plan provides that vested options may generally be exercised for three months after termination of employment and for 12 months after termination of employment as a result of death or disability. If the Company liquidates, optionees will be notified at least 30 days prior to the proposed dissolution or liquidation to give optionees time to exercise any vested options. To the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action. The plan administrator may, under its sole discretion, permit exercise of any options prior to their termination, even if such options were not otherwise exercisable. In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2010 Plan provides that each outstanding option will fully vest and become exercisable. As of December 31, 2012, there were 1,000,000 options available for future grant under the 2010 Plan.

2013 Stock Option Plan

In January 2013, our board of directors adopted the 2013 Stock Option Plan (“2013 Plan”) pursuant to which the Company may grants options to purchase up to 3,500,000 shares of its common stock. Currently the plan is administered by our Board of Directors. The 2013 Plan generally provides for the grant of either qualified or nonqualified stock options to officers, employees, directors and consultants at not less than 85% of the fair market value of our common stock as of the grant date.

The 2013 Plan provides that vested options may generally be exercised for three months after termination of employment and for 12 months after termination of employment as a result of death or disability. If the Company liquidates, optionees will be notified at least 30 days prior to the proposed dissolution or liquidation to give optionees time to exercise any vested options. To the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action. The plan administrator may, under its sole discretion, permit exercise of any options prior to their termination, even if such options were not otherwise exercisable. In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the 2013 Plan provides that each outstanding option will fully vest and become exercisable. Because the 2013 Plan was adopted in January 2013 there were no options issued under the 2013 Plan as of December 31, 2012.

Recent Sales of Unregistered Securities

During the year ended December 31, 2012, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) except as disclosed in previous SEC filings.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of the year ended December 31, 2012.

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

Our MD&A is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

•	Overview and Strategy. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding our results of operations as well as anticipating future trends in our operations.

•	Critical Accounting Policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities.

•	Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2012 (“Fiscal 2012”) compared to the year ended December 31, 2011 (“Fiscal 2011”). A brief description of certain aspects, transactions and events is provided, which impact the comparability of the results being analyzed.

•	Liquidity and Capital Resources. This section provides an analysis of our financial condition as of December 31, 2012 and our cash flows for Fiscal 2012 compared to Fiscal 2011.

•	Contractual Obligations, Off-Balance-Sheet Arrangements, and Trends. As of December 31, 2012, an overview of (i) contractual obligations and contingent liabilities and commitments, including an expected payment schedule, (ii) an explanation of off-balance-sheet arrangements, and (iii) known trends.

Overview and Strategy

We are in the business of designing, developing and delivering imaging technology solutions. Our technology is protected under multiple patents.  We focus our research and development toward new deliverable and marketable technologies related to document digitization and utilization. We sell our products to customers throughout the world.

In August 2010, NCR invested $4,000,000 in DCT by purchasing 3,861,004 shares of our common stock for an aggregate purchase price of $4,000,000 (“NCR Investment”). The NCR Investment was both a strategic and financial milestone for DCT. It provided the capital to aggressively invest in new product development. It also allowed us to actively pursue strategic partnerships with other businesses world-wide in order to expand our distribution channels and product offerings.

In September 2011, we appointed a Chief Technology Officer (“CTO”), and have since hired additional engineers as part of our continuous investment in research and development. In addition to expanding our engineering staff, we have increased our usage of specialized contractors with unique skills and abilities to supplement our new product innovation and development. Our in-house engineers are focused on expanding our existing intellectual property and creating and developing state-of-the-art solutions. Contractors are used where appropriate to supplement DCT’s in-house capabilities with state-of-the-art complementary skills. Our goal is to consistently develop new products while minimizing our time to market, strengthen competitive barriers, broaden our revenue base, and balance the risk of new product development.

January 2013, DCT restructured its executive management team, whereby DCT terminated both its chief executive officer and its president.  In connection therewith, DCT’s former CEO resigned from the Board of Directors.  Concurrently, DCT entered into an employment agreement with Michael Campbell to become its new CEO and President.  The purpose of the restructure is to enhance and strengthen DCT’s strategic leadership and reduce overhead expenses.  Mr. Campbell has twenty-three years of experience in the technology industry, has been the CEO of four companies in the technology and industry and is a seasoned business development and marketing executive.  Mr. Campbell will focus on mapping DCT’s existing technology and human assets to emerging market opportunities and accelerating financial strength through highly-focused business initiatives.

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

Inventory and Warranty Reserves

Inventories consist of finished goods and components, which are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Provision is made for obsolete, slow-moving or defective items where appropriate. The amount of any provision is recognized as a component of cost of sales in the period the provision occurs. At December 31, 2012 and 2011, our allowance for slow-moving inventory was $246,000 and $33,000, respectively. We had no material inventory write-offs during the years ended December 31, 2012 or 2011.

Currently, our manufacturer warrants products against defects in material and workmanship for a period of 18 months after the completion of manufacture. After such 18-month period, our manufacturer provides product repair services for us at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products. Repair costs incurred after the 18-month warrantee period are reimbursed by our customers. As a result, DCT does not record a product warranty reserve.

Related-Party Transactions

We have significant related-party transactions and agreements, which we believe have been accounted for at fair value. We utilized our best estimate of the value of these transactions and agreements. Had alternative assumptions been used, the values obtained may have been different.

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment annually or more frequently if we believe indicators of impairment exist. Significant management judgment is required during the evaluation, which includes forecasts of future operating results. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. We had no such asset impairments during Fiscal 2012 or Fiscal 2011.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual income taxes may be materially different from our estimates. As a result of our analysis, we concluded that a full valuation allowance against our net deferred tax assets is appropriate at December 31, 2012 and 2011.

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

Fair Value of Financial Instruments

We account for certain liabilities pursuant to the Fair Value Topic of the Codification, which defines three levels of inputs that may be used to measure fair value:

Level 1. Quoted prices in active markets for identical assets or liabilities. We had no Level 1 assets or liabilities during Fiscal 2012 or Fiscal 2011.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. DCT had no Level 2 assets or liabilities during Fiscal 2012 or Fiscal 2011.

Level 3. Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. We had no Level 3 assets during any period presented. Our Level 3 liabilities include (i) stock option liabilities and (ii) derivative contracts liabilities. DCT estimates the fair value of Level 3 liabilities using either the Binomial option pricing model or the Black-Scholes valuation model, depending on the attributes of the liability being measured. During the third quarter of 2012, our Level 3 liability matured. As of December 31, 2012, we had no Level 3 liabilities.

Results of Operations

The following table summarizes our results of operations for Fiscal 2012 compared to Fiscal 2011 (in thousands):

	Fiscal 2012	Fiscal 2011	$ Change	% Change

Net sales	$17,348	$17,658	$(310)	(2)%

Cost of sales	11,219	10,952	267	2
As a percentage of sales	65%	62%

Selling, general and administrative expense	5,453	5,944	(491)	(8)
Research and development expense	1,833	1,351	482	36

Total non-operating income (expense)	481	297	184	NM
Provision for income taxes	–	64	(64)	NM

Net loss	(676)	(356)	(320)	NM

NM = Not Meaningful

Net Sales

Net sales decreased for Fiscal 2012 compared to Fiscal 2011 as a result of sales for Fiscal 2011 having been favorably impacted by the fulfillment of a large order for one customer during that period. Our sales during Fiscal 2012 were positively impacted by the globalization and expansion of our products into Europe and Asia.

As a percentage of total sales, international sales increased to 15% in Fiscal 2012 from 4% in Fiscal 2011. The increase in international sales as a percentage of sales and the increase in international sales expressed in absolute dollars were attributable to the globalization and expansion of our products into Europe and Asia as discussed above.

International sales are strategically important to the growth of our business. The majority of our international sales are in Europe. Because our products can be easily configured to support different languages, and we provide ongoing support for Romanized, Cyrillic and Sinographic character software, we are able to actively pursue sales opportunities in many different international markets.

Although we continually concentrate on expanding our customer base, our revenue remains dependent on a small number of significant customers. Total sales to significant customers (customers who represent more than 10% of our net sales) were 64% and 67% during Fiscal 2012 and Fiscal 2011, respectively.  See “Note 1 – Organization and Significant Accounting Policies” in Part II, Item 8 of this Form 10-K. The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

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

Cost of sales as a percentage of sales increased during Fiscal 2012 compared to Fiscal 2011 primarily due to the mix of products sold. To a lesser extent, currency fluctuations and volume-related discounts impacted cost of sales as a percentage of sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) consist primarily of personnel-related expenses, including stock-based compensation costs, facilities-related expenses and outside professional services such as legal and accounting. To a lesser extent, market development and promotional funds for our retail distribution channels, tradeshows, website support, warehousing and logistics are also included.

Although total SG&A expenses decreased during Fiscal 2012 compared to Fiscal 2011, certain expenses within SG&A increased and others decreased:

•	Increased headcount and compensation-related increases of approximately $199,000 to attract and retain talent hired to grow and expand our business.

•	Decreased professional recruiting fees of approximately $94,000; these fees were incurred only in Fiscal 2011 while expanding our management team.

•	Decreased IT consulting expenses of $126,000 resulting from the upgrade to our IT infrastructure during Fiscal 2011.

•	Decreased stock-based compensation expense (a non-cash charge) of approximately $353,000 as a result of fully amortized options during the latter part of 2011. See “Note 4 - Equity Incentive Plans” in in Part II, Item 8 of this Form 10-K.

Remaining decrease in SG&A during Fiscal 2012 compared to Fiscal 2011 was a result of active expense management as we realized our growth initiatives were not increasing sales in the current period. We anticipate that future selling, general and administrative expenses will fluctuate as we concentrate on growing our business by expanding our customer base, product offering, revenue base, and global presence.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs, including stock-based compensation costs of employees engaged in product research, design and development activities, compliance testing, documentation, prototypes and expenses associated with transitioning the product to production. The increased research and development expense during Fiscal 2012 compared to Fiscal 2011 was primarily attributable to: (i) increased personnel expenses for internal engineers, outside consultant and contractors, and our newly-hired CTO, and (ii) expenses associated with accelerating the development of new products. In connection with the hiring of our CTO, we renewed our focus and commitment toward product innovation and overall IP strategy. Our renewed focus includes expanding our existing technology, developing new technology, and licensing third-party technology to complement our technology and allow for quicker time-to-market.

We anticipate that research and development expense will continue to increase as a result of our aforementioned renewed commitment toward product innovation, our overall IP strategy, and our evolution into a mobile and cloud-centric solutions provider with an emphasis on document and data capture in a secure environment.

Non-Operating Income (Expense)

The most significant component of our non-operating income (expense) was a non-cash gain of $502,000 and $309,000 during Fiscal 2012 and Fiscal 2011, respectively, to reflect the decreased fair value of our stock option liability. See “Note 8 – Fair Value” in Part II, Item 8 of this Form 10-K. During the third quarter of 2012, our stock option liability matured without being exercised. As such, our future non-operating income (expense) will no longer be impacted by such non-cash gain (loss).

Provision for Income Taxes

DCT generated a taxable loss during Fiscal 2012 and taxable income during Fiscal 2011. Although DCT has state and federal net operating loss carryforwards (“NOLs”) to offset any current year taxable income, the federal tax expense of $3,000 for Fiscal 2011represents alternative minimum tax, as NOLs can only offset 90% of taxable income. Additionally, the State of California legislated the suspension of NOLs for companies with taxable income in excess of $300,000 for 2011. As such, DCT’s taxable income generated during Fiscal 2011 was fully taxable at the current California statutory tax rate and resulted in state taxes of $61,000.

Liquidity and Capital Resources

At December 31, 2012, our principal sources of liquidity included cash and cash equivalents of $2,166,000 and an available borrowing capacity of $1,746,000 on our bank line of credit.

The following table summarizes DCT’s cash and cash equivalents, working capital and cash flows as of and for the years ended December 31, 2012 and 2011 (in thousands):

	As of or for the Year Ended December 31,
	2012	2011
Net cash provided by operating activities	$40	$179
Net cash used by investing activities	(336)	(39)
Net cash provided (used) by financing activities	7	(7)
Net (decrease) increase in cash and cash equivalents	(289)	133
Cash and cash equivalents at the beginning of the period	2,455	2,322
Cash and cash equivalents at the end of the period	$2,166	$2,455

Working capital	$5,389	$5,566

Operating Activities

Cash provided by operations during Fiscal 2012 was primarily a result of our $676,000 net loss, $754,000 of net non-cash expenses, and $38,000 net cash used by changes in operating assets and liabilities. Cash provided by operations during Fiscal 2011 was primarily a result of our $356,000 net loss, $1,167,000 of net non-cash expenses, and $632,000 net cash used by changes in operating assets and liabilities.

Net non-cash expenses include: depreciation expense, allowance for slow-moving inventory, stock-based compensation cost for options, fair value of common stock warrants issued for services rendered, non-cash interest expense, and change in fair value of stock option liability.

Our largest use of cash during Fiscal 2011 was attributable to the increase in inventory due to a shipping delay; products originally scheduled for delivery during the fourth quarter of Fiscal 2011 were instead shipped during the first quarter of Fiscal 2012. Our inventories decreased during Fiscal 2012 compared to Fiscal 2011, as we were not holding any inventory shipments at December 31, 2012.

Remaining changes in operating assets and liabilities during both Fiscal 2012 and Fiscal 2011 were indicative of the normal operational fluctuations related to the timing of product shipments, trade receivable collections, inventory management, and timing of vendor payments.

We expect future cash provided (used) by operating activities to fluctuate primarily as a result of: expansion efforts, variations in operating results, timing of product shipments, trade receivables collections, inventory management including the expansion of our product offerings, and timing of vendor payments.

Investing Activities

During Fiscal 2012 the majority of our investing activities were attributable to our $300,000 ACSC Note. The ACSC Note pays five percent interest per year. Principal and interest are both due on September 17, 2013 (“Maturity Date”). At any time prior to the Maturity Date, we are entitled to convert the original principal amount of this Note into shares of ACSC equal to six percent of the outstanding common stock at the time of exercise. The purpose of the investment in the ACSC Note is to diversify and expand our product offerings into the Internet security market and expedite our evolution into a mobile and cloud-centric solutions provider with an emphasis on document and data capture in a secure environment.

The remaining investing activities for both Fiscal 2012 and Fiscal 2011 included capital purchases to support normal business operations.

Financing Activities

During Fiscal 2012 and 2011, financing activities consisted of (i) proceeds received from the exercise of employee stock options, and (ii) debt issuance costs related to the extension of our bank line of credit.

Cash and Working Capital Requirements

Our strengthened financial position as a result of the 2010 NCR Investment allowed us to actively pursue revenue growth through new strategic partnerships, as well as invest in product development. However, during 2012, sales fell short of expectation, and liquidity and working capital decreased.

During January 2013, we reorganized and downsized our executive management team to reduce operating expenses to more align with current and anticipated sales. Such reorganization will immediately reduce operating expenses and allow us to focus specifically on the next generation of document capture technology rather than growth and expansion.

Management believes that current cash and other sources of liquidity are sufficient to fund normal operations for the next 12 months.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One – Three
	Total	One Year	Years

Bank line of credit(1)	$–	$–	$–
Operating lease obligations (2)	746	246	500
Total contractual cash obligations	$746	$246	$500

(1) During November 2012, we amended our LOC (“Amended LOC”), to extend the maturity date to November 15, 2013 and expand our borrowing base.  Previously, the borrowing base formula allowed accounts receivable from individual customers up to 25% of total accounts receivable.  The Amended LOC expands the borrowing base by including certain customer balances in excess of 25% of the total accounts receivable. All other significant terms and conditions remain unchanged.

As of December 31, 2012, we were in compliance with all 2012 Amended LOC debt covenants and had unused borrowing capacity of $1,746,000.

(2) Operating lease obligations relate to DCT’s corporate office and warehouse space that extends through October 2015. In addition to the lease payments, we are also responsible for common area maintenance (“CAM”) charges and pro-rated taxes and insurance. CAM is subject to change, but has averaged approximately $10,000 per month since the inception of the lease.

Off-Balance Sheet Arrangements

At December 31, 2012, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

As of December 31, 2012, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties existed which are likely to have a material effect on our liquidity, except as described in “Note 12 – Commitments and Contingencies and Note 15 – Subsequent Events” in Part II, Item 8 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS

The information required by this Item is set forth beginning on page F-1 of this Annual Report on Form 10-K and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our CEO and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Management's report was not subject to attestation by our registered public accounting firm pursuant to rules established by the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, and Significant Employees

The following table sets forth the names, ages, years elected and principal offices and positions of our current directors and executive officers as of April 8, 2013.

Name	Year First Elected As Officer or Director	Age	Office
Richard Dietl	2011	62	Chairman
Edward M. Straw	2008	74	Vice Chairman
Michael J. Campbell	2013	48	President and Chief Executive Officer
Karl Etzel	2013	40	Chief Marketing Officer
M. Carolyn Ellis	2007	48	Chief Financial Officer and Secretary
Martin Boliek	2011	52	Chief Technical Officer
Roseann Larson	2010	54	Director
Darwin Hu	2004	60	Director
Jody R. Samuels	2009	44	Director

None of the members of the Board of Directors or executive officers of the Company are related. Each year the stockholders elect the members of our Board of Directors. We do not have a standing nominating committee. Our entire board of directors currently serves as the nominating committee. There were no changes in procedures for nominating DCT directors during the year ended December 31, 2012.

RICHARD DIETL became Chairman of our Board of Directors on September 29, 2011.  Mr. Dietl is the Founder & Chairman of Beau Dietl & Associates, which was founded in 1985 following Mr. Dietl’s 16-year career as one of the most decorated detectives in the NYPD. Beau Dietl & Associates has grown to become one of the premier investigative and security firms in the nation. Mr. Dietl has been DCT’s largest stockholder and has been instrumental with numerous DCT strategic initiatives since July 2008.  In 2010, Mr. Dietl formed Beau Dietl Consulting Services (“BDCS”) to recruit temporary and permanent placements in the IT, Finance, and Business verticals for global leaders and Fortune 500 companies.  Clients include JP Morgan Chase, Citibank and Ernst & Young.

Mr. Dietl is the Founder of Electronic Risk Management Solutions (“ERMS”), a company at the forefront of corporate security initiatives. It provides state-of-the-art anti-hacking security systems.

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

In 2003 Mr. Dietl became the Principal of NetWolves, an innovator of a 3 tier firewall software system called the Fox Box. NetWolves inked a deal with General Electric for worldwide installation of NetWolves technology.

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

MICHAEL J. CAMPBELL was appointed our President and Chief Executive Officer (“CEO”) on January 14, 2013.  Mr. Campbell has twenty-three years of experience in the technology industry. Prior to DCT, Mr. Campbell has been the CEO of several different technology companies and is a seasoned business development and marketing executive.  He has led several start-ups and venture-backed businesses through strategic changes, turnarounds, growth and exits.  Mr. Campbell’s particular focus is mapping a company’s technology and human assets to emerging market opportunities and accelerating growth through highly focused business acquisition initiatives.  Even as a CEO, Campbell has personally closed millions of dollars of business as an executive focused on customer and market engagement.

In December 2001, Mr. Campbell founded MachineShop, Inc. and served as Chairman, President and CEO until January 2013.  MachineShop is a next generation enterprise middleware service that bridges the gap between Operations Technology and Information Technology.  Mr. Campbell is currently the Executive Chairman of MachineShop.  From 2009 to 2011 he was President and CEO of SensorLogic, a Machine-to-Machine (M2M) application platform. While at SensorLogic, he re-positioned the company and technology to embrace cloud computing and to address the emerging role of integrators and wireless operators in the M2M market. Gemalto (Euronext NL0000400653 GTO) acquired the company in December 2011. From 2007-2009, Mr. Campbell was Senior Vice President for Corporate Development at InnerWireless, Inc. (acquired by Black Box. From 2002-2007, Mr. Campbell led the turnaround, growth and eventual sale of PanGo Networks, Inc. to InnerWireless.  PanGo was a pioneer in the enterprise location-based service market. Prior to PanGo, Mr. Campbell was a principal and CEO of a boutique management consulting firm Michael James & Company, Inc.   While at Michael James & Company from 1993 - 2002, Mr. Campbell consulted with emerging, mid-tier and public technology companies on their go-to-market strategies and business development programs. He started his career as a lobbyist and public affairs manager for various trade and business groups.

Mr. Campbell earned a bachelor’s degree in Philosophy from Gannon University and did his Masters work at the University of Pittsburgh Graduate School of Public and International Affairs.

KARL ETZEL joined DCT in February 2011 and was appointed our Chief Marketing Officer (“CMO”) on January 23, 2013. Prior to joining DCT, from December 2007 to January 2010, Mr. Etzel was the general manager and co-founder of Intelligent Fitness Solutions, Inc. (“IFS”) where he was responsible for all aspects of small business ownership and management. During his tenure at IFS, he was responsible for year-over-year sales growth in excess of 20%. From January 2006 to December 2007, Mr. Etzel was a program manager for Intel Digital Health Group where he drove product development and marketing team coordination as program manager for the Mobile Clinical Assistant product category. Later, Mr. Etzel became software ecosystem enabling lead, working as liaison to independent software vendors (“ISV”) deploying electronic medical record solutions.

He served as an officer in the US Navy Nuclear Propulsion Program and earned a bachelor of science degree in mechanical engineering from the University of Notre Dame and a master’s degree in mechanical engineering from the University of California, Irvine.

M. CAROLYN ELLIS was appointed our Chief Financial Officer (“CFO”) on November 1, 2007. Ms. Ellis was an independent contractor to the Company from April 2006 through November 2007, where she was in charge of and supervised our financial reporting obligations. Prior to her work with DCT, Ms. Ellis served as a director, secretary and treasurer of Knovative, Inc., a telecommunications research and development company that she co-founded in 2003. She was a member of Knovative’s board of directors until August 2011. From April 2000 until July 2003, Ms. Ellis served as the Vice President of Finance for Correlant Communications, a company in the telecommunications industry. Ms. Ellis has been a certified public accountant since 1989. She earned a bachelor's degree in Economics and Accounting from Hendrix College in 1986 and a master's degree in Business Administration from the University of New Mexico in 1994.

MARTIN BOLIEK became DCT’s Chief Technology Officer on September 6, 2011. From July 2009 until joining DCT, Mr. Boliek provided consulting services for business, technology, and IP development for several start-up companies in the SaaS management, security, document processing, mobile, and video domains. From September 1990 until July 2009, Mr. Boliek held multiple executive positions with Ricoh Innovations, Inc., and most recently held the position of Program Manager.

Mr. Boliek has over 20 years of engineering and management experience leading the invention of several new technologies including components of the JPEG and JPEG 2000 image coding standards, wavelet-based document image enhancement, and document security and authentication technology. Mr. Boliek holds more than 50 issued patents with more pending. He has published more than 25 academic journal and conference papers and received several awards from Ricoh USA (e.g. No. 1 Technology Award, Best Conference paper, Responder Award) and ISO (e.g. Gene Milligan Award, Certificates of Appreciation). Mr. Boliek has been a member of the Institute of Electrical and Electronics Engineers (“IEEE”) for 24 years and is currently a Senior Member of IEEE. Mr. Boliek received his Masters of Business Administration from the University of San Francisco, his Masters of Science in Electrical Engineering from the University of California, Davis and his Bachelor of Arts in Physics from the University of California, Santa Cruz.

ROSEANN LARSON was appointed director and Chairman of our Audit Committee on June 8, 2010. Ms. Larson started her own consulting company, CSO on Call, in January 2012 and is currently a consultant to Beau Dietl & Associates acting as Chief Operating Officer. Prior to starting CSO on Call, Ms. Larson held several executive positions with Estee Lauder Companies Inc. (NYSE: EL) in her more than twenty years with the company. Most recently, Ms. Larson held the position of Vice President and Program Manager, EMEA (Europe, Middle East and Africa) for Estee Lauder, responsible for the centralizing, standardization, and streamlining of the information systems across Estee Lauder’s global enterprise. At the commencement of her career at Estee Lauder in 1989, Ms. Larson was Manager, Internal Audit for Estee Lauder where she conducted operational, IT, financial, and environmental audits and contributed to fraud investigations for all divisions worldwide. Ms. Larson is a Certified Public Accountant and a member of the AICPA. She earned a bachelor’s degree in Accounting from Bernard Baruch College, New York, NY in 1980.

DARWIN HU became our Chairman, President and Chief Executive Officer on April 2, 2004, in connection with our acquisition of Syscan, Inc.  Mr. Hu resigned as President and Chief Executive Officer on March 1, 2008 and stepped down as Chairman of the Board of Directors on July 15, 2008.  Since April 2012, Mr. Hu has been the President and CEO of Jasper Display Corp., a technology company involved in the development of a digital LCOS chip, driver IC and controller design for projection display and its enabling applications.  From 2008 through December 2011, Mr. Hu was President and CEO of Splendid Optronics Technology, based in Wuhan, China, where Mr. Hu was primarily responsible for developing an LCOS rear projection TV and projector display.  Mr. Hu continues to serve as a director of the Company.  Prior to April 2, 2004, Mr. Hu was the President and Chief Executive Officer of Syscan, Inc., our wholly-owned subsidiary.  Mr. Hu has over 30 years of experience in the high-tech industry and has held various management-related positions within organizations related to color graphic imaging input scanning, display output and imaging communication product development, manufacturing and sales and marketing.  Before joining Syscan, Inc. in April 1998, Mr. Hu held senior management positions at Microtek, Xerox, OKI, AVR, DEST, Olivetti and Grundig.  Mr. Hu holds a bachelor's degree in Engineering Science from National Cheng-Kung University, Taiwan, and a master's degree in Computer Science and Engineering from California State University, Chico, USA.

JODY R. SAMUELS has been a member of our Board of Directors since 2009 and is the Chairman of our Compensation Committee. In November 2010, Mr. Samuels started his own consulting business through which he provides legal and business consulting services to public and private companies. Mr. Samuels also acts as corporate counsel to several public and private companies, as well as representing investment banking firms and private investors in connection with private securities transactions, PIPEs, reverse mergers and M&A transactions. From 2006 through 2010, Mr. Samuels was a partner of the law firm of Richardson & Patel LLP.  Prior thereto he was an associate and then a partner with the law firm of Ellenoff, Grossman & Schole LLP from 2004 through 2006.  From 1996 through 2004, Mr. Samuels was an associate at the law firm of Gersten Savage LP.  Mr. Samuels has been the Company’s corporate counsel since Syscan, Inc., our operating subsidiary, merged with Bankengine Technologies, Inc. in 2004.  Throughout his career Mr. Samuels has represented numerous public and private companies in connection with their corporate and securities transactions including public offerings, PIPE’s, reverse mergers, as well as M&A transactions and regulatory compliance.  Mr. Samuels has also represented broker-dealers in connection with many public and private securities offerings.  Mr. Samuels received a B.S. in Accounting from Brooklyn College in 1991 and his Juris Doctorate from New York Law School in 1995.

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

Board of Directors Meetings and Subcommittees

Attendance at Board Meetings and Annual Shareholders’ Meeting

The Board held six meetings in 2012. We expect each director to attend every meeting of the Board and the committees on which he or she serves, as well as the annual stockholders’ meeting. All directors attended at least 75% of the meetings of the Board and the committees on which they served in 2012. All directors, except one, attended our 2012 Annual Stockholders’ Meeting. Following each board meeting in 2012, our independent board members met without management present.

Audit Committee and Financial Expert

DCT’s Audit Committee was established on January 20, 2009 with all of DCT’s independent directors. Subsequent to that date, the Audit Committee began assisting the Board in its general oversight of financial reporting and internal controls, and is responsible for the appointment, retention, compensation, and oversight of the work of our independent registered public accounting firm. Effective June 8, 2010, Roseann Larson was appointed our Audit Committee Chair and is also our independent financial expert. Currently, our Audit Committee consists of Ms. Larson and Mr. Straw.

The Audit Committee charter was attached to our Annual Report on Form 10-K dated April 15, 2009, at Exhibit 99.1. The Audit Committee assesses the adequacy of its charter on an annual basis.

Compensation Committee

DCT’s Compensation Committee was established on November 12, 2009, and has authority to review and determine salaries, performance-based incentives, and other matters related to the compensation of our executive officers. The Compensation Committee also administers our stock option plans, including reviewing and granting stock options to our executive officers. Additionally, they review and determine various other compensation policies and matters. Currently, our Compensation Committee consists of Mr. Samuels, Mr. Straw and Ms. Larson.

The Compensation Committee charter is attached to our Annual Report on Form 10-K dated March 31, 2010 at Exhibit 99.2. The Compensation Committee assesses the adequacy of the charter on an annual basis.

Nominating Committee

At this time, we do not have a separate nominating committee as this function is performed by our full Board of Directors. Our entire Board of Directors is active in the nominating process. Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors. The Board of Directors carefully considers nominees regardless of whether they are nominated by shareholders or existing board members.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the Securities and Exchange Commission by such reporting persons during the year ended December 31, 2012.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth, for the years indicated, all compensation awarded to, paid to or earned by the following types of executive officers for the year ended December 31, 2012: (i) individuals who served as, or acted in the capacity of, our principal executive officer and principal financial officer for the year ended December 31, 2012; (ii) our executive officers whose compensation exceeded $100,000 with respect to the years ended December 31, 2012 and 2011 and who were employed by us at December 31, 2012; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (a)(3)(iii) of Item 401 of Regulation S-K but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards(2) ($)		All Other Compensation ($)		Total Compensation ($)
David Clark, Former Chief Executive Officer	2012	275,000		–	–		10,000	(4)	285,000
and Director(3)	2011	260,000		78,000	–		9,345	(4)	347,345

Craig H. Weber, Former President and Chief	2012	260,000		–	–		50,000	(6)	310,000
Operating Officer(3)	2011	250,000		25,000	63,221	(5)	25,544	(7)	363,765

Jacques vonBechmann, Former Senior VP of	2012	160,000		–	–		–		160,000
Sales(8)	2011	150,000		91,250	145,600	(9)	–		386,850

Martin Boliek, Chief Technology Officer	2012	220,000		–	–		8,547	(4)	228,547
	2011	70,936	(10)	12,000	62,500	(11)	–		145,436

M. Carolyn Ellis, Chief Financial Officer	2012	180,000		–	–		8,400	(4)	188,400
	2011	170,000		30,000	–		6,730	(4)	206,730

(1)DCT did not have any stock awards, non-equity incentive plan compensation or non-qualified deferred compensation earnings during 2012 or 2011.

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

(3)The Company terminated the named executive effective January 11, 2013.

(4)Represents DCT’s safe harbor match on the named executives’ 401(k) contribution.

(5)Represents the total fair value (as discussed in (2) above) of 198,710 incentive stock options granted during the year ended December 31, 2011. One-half of the options vested on November 3, 2011 and one-half vested on November 3, 2012.

(6)Includes (i) $10,000 for DCT’s safe harbor match 401(k) contribution and (ii) $40,000 relocation expenses.

(7)Includes (i) $5,833 for DCT’s safe harbor match 401(k) contribution and (ii) $19,711 for temporary housing provided during the named executive’s relocation.

(8) Named executive resigned effective March 31, 2013.

(9) Represents the total fair value (as discussed in (2) above) of 500,000 incentive stock options granted during the year ended December 31, 2011. One-third of the options vested on April 6, 2012. Remaining options were forfeited on the executive’s last day of employment.

(10) Represents actual salary payments from September 6, 2011 through December 31, 2011 based on an annual salary of $220,000.

(11) Represents the total fair value (as discussed in (2) above) of 250,000 incentive stock options granted during the year ended December 31, 2011. One-third of the options vested on September 6, 2012, one-third will vest on September 6, 2013 and one-third will vest on September 6, 2014.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding unexercised stock options, stock that has not vested, and equity incentive plan awards at December 31, 2012 by the named executive officers.

OUTSTANDING EQUITY AWARDS TABLE

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Exercise Price ($)	Expiration Date
David Clark	343,465	–		–	0.01	4/26/2012
Former Chief Executive	400,000	–		–	0.70	3/25/2017
Officer and Director	600,000	–		–	0.30	7/13/2018
	350,000	–		–	0.32	12/23/2019
	233,334	116,666	(1)	–	0.29	4/29/2020

Craig H. Weber	1,400,000	–		–	0.67	10/31/2020
Former President,	198,710	–		–	0.45	7/12/2021
Chief Operating Officer,
and Secretary

M. Carolyn Ellis	150,000	–		–	0.60	10/30/2014
Chief Financial Officer	375,000	–		–	0.30	7/13/2018
	125,000	–		–	0.32	12/23/2019
	66,667	33,333	(2)	–	0.29	4/29/2020

Jacques vonBechmann	166,667	333,333	(3)	–	0.40	4/6/2021
Former Senior Vice
President of Sales

Martin Boliek	83,333	166,667	(4)	–	0.30	9/27/2021
Chief Technical Officer

(1)All unvested options at December 31, 2012 were forfeited on the executive’s last day of employment January 11, 2013.

(2)All unvested options at December 31, 2012 will vest on April 29, 2013.

(3) All unvested options at December 31, 2012 were forfeited on the executive’s last day of employment March 31, 2013.

(4) One-half of the unexercisable options at December 31, 2012 will vest on September 6, 2013 and one-half will vest on September 6, 2014.

SARS/Long-Term Incentive Plans – Awards in Last Fiscal Year

No stock appreciation rights or long-term incentives were awarded to any executive officer or director during the year ended December 31, 2012.

Compensation of Directors

The general policy of the Board is that compensation for independent directors should be a mix of cash and equity-based compensation. DCT does not pay its management director for Board service in addition to his regular employee compensation.

The following table details the total compensation earned by DCT’s non-employee directors during the year ended and as of December 31, 2012:

Name	Fees Earned or Paid in Cash ($)		Option Awards(6) ($)		Total Compensation ($)
Richard Dietl	$48,000	(1)	$6,668	(7)	$54,668
Edward Straw	45,000	(2)	6,668	(7)	51,668
Roseann Larson	45,000	(3)	6,668	(7)	51,668
Darwin Hu	40,000	(4)	6,668	(7)	46,668
Jody Samuels	45,000	(5)	6,668	(7)	51,668
Total	$223,000		$33,340		$256,340

(1) Represents $10,000 quarterly retainer plus an additional $2,000 quarterly retainer for serving as DCT’s Chairman of the Board of Directors.

(2) Represents $10,000 quarterly retainer plus an additional $1,250 for serving as DCT’s Vice Chairman of the Board of Directors.

(3) Represents $10,000 quarterly retainer plus an additional $1,250 quarterly retainer for serving as DCT’s Audit Committee Chair.

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

(7) Represents the total fair value of 20,000 incentive stock options granted during the year ended December 31, 2012, for serving as director. All options vested December 31, 2012.

Employment Agreements during the Year Ended December 31, 2012

Craig H. Weber, President and Chief Operating Officer, and Secretary

Mr. Weber’s employment agreement expired during November 2012. Mr. Weber was terminated effective January 11, 2013.

M. Carolyn Ellis, Chief Financial Officer

Ms. Ellis’s employment agreement expired on December 31, 2012 and has not been renewed as of the date hereof.

Jacques vonBechmann III, Senior Vice President of Sales

On July 25, 2011, the Company entered into an employment agreement (“vonBechmann Agreement”) with Jacques vonBechmann pertaining to his service as Senior Vice President of Sales. The vonBechmann Agreement provides for an initial term of two years and is automatically extended for additional one-year periods, unless either party notifies the other in writing at least ninety days prior to the expiration of the then existing term of its intention not to extend the term. In the event that Mr. vonBechmann is terminated, other than with good cause, he is eligible to receive severance equal to twelve months of his then current annual salary and twelve months of C.O.B.R.A premium payments. Mr. vonBechmann resigned effective March 31, 2013.

Report on Repricing of Options/SARs

We did not re-price any options or SARS during the year ended December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 8, 2013, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding common stock, (ii) each of our named executive officers and directors, and (iii) all of our named executive officers and directors as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them. As of April 8, 2013 there were 22,076,976 shares of our common stock outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned(1)	Percentage of Common Shares Beneficially Owned

NCR Corporation(2)	3,861,004	17.5%
Syscan Technology Holdings Limited(3)	3,173,514	14.4

Directors and Executive Officers:
Richard Dietl(4)	6,295,000	26.7
Darwin Hu(5)	1,823,258	8.1
Edward Straw(6)	1,140,000	4.9
M. Carolyn Ellis(7)	750,000	3.3
Jody Samuels(8)	656,667	2.9
Roseann Larson(9)	240,000	1.1
Karl Etzel(10)	100,000	0.5
Martin Boliek(11)	83,333	0.4
Michael J. Campbell(12)	–	–
All Directors and Officers as a group (9 persons)	11,088,258	41.3

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

(2) NCR Corporation is located at 3097 Satellite Blvd. Duluth, GA 30096.

(3)Syscan Technology Holdings Limited (“STH”) is located at Unit 2708, 27/F., The Center, 99 Queen’s Road Central, Hong Kong.

(4)Includes (i) 4,800,000 shares of common stock, and (ii) 1,495,000 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. The address for Mr. Dietl is One Penn Plaza, 50 th Floor, New York, NY 10119.

(5) Includes (i) 1,503,258 shares of common stock and (ii) 320,000 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.

(6) Includes 1,140,000 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.

(7) Includes 750,000 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 100,000 shares of common stock underlying options that are not exercisable within the next 60 days.

(8) Includes (i) 16,667 shares of common stock, and (ii) 640,000 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 99,485 shares of common stock owned by Mr. Samuels’ wife which he disclaims beneficial ownership of pursuant to Section 13d-4 of the Securities Exchange Act of 1934, as amended.

(9) Includes 240,000 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.

(10) Includes 100,000 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 200,000 shares of common stock underlying options that are not exercisable within the next 60 days.

(11) Includes 83,333 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof. Does not include 191,667 shares of common stock underlying options that are not exercisable within the next 60 days.

(12) Does not include 3,200,000 shares of common stock underlying options that are not exercisable within the next 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2011, we entered into the following transactions required to be reported under Item 404 of Regulation S-K (“Item 404”):

Certain Relationships and Related Transactions

Purchases and Manufacturing of our Product

Historically, DCT has purchased the majority of its finished scanner imaging products from various related entities (referred to collectively as “Scanner Manufacturers”) owned by a DCT stockholder who currently owns approximately 14% of DCT’s outstanding common stock.

The Scanner Manufacturers purchase the non-critical raw materials, parts and components. DCT procures the critical components required to manufacture its proprietary scanners. Subsequently, the Scanner Manufacturers reimburse DCT for the cost of procuring these critical components.

Purchases from Scanner Manufacturers totaled $9,975,000 and $10,740,000 for the years ended December 31, 2012 and 2011, respectively. All purchases to and from Scanner Manufacturers were carried out in the normal course of business. As a result of the aforementioned purchases, the net due to related parties was $720,000 and $1,014,000 at December 31, 2012 and December 31, 2011, respectively.

Net Sales

During the year ended December 31, 2012 and 2011, DCT recorded net sales totaling $18,000 and $11,000, respectively, for finished scanners sold to Scanner Manufacturers. The related cost of goods sold was $16,000 and $10,000 for the years ended December 31, 2012 and 2011, respectively. All sales to Scanner Manufacturers contained similar terms and conditions as for other transactions of this nature entered into by DCT.

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

No DCT board members provided consulting services to DCT during the year ended December 31, 2012.

Legal Services Agreement

During September 2009, DCT entered into a legal services agreement (“Agreement”) with Jody R. Samuels, a director of the Company.  Pursuant to the Agreement, Mr. Samuels provides certain legal services to us which will consist of assisting the Company in (i) the preparation of its periodic and other filings with the Securities and Exchange Commission (“SEC”), including proxy statements, special and annual meetings of shareholders, (ii) the negotiation of financing and corporate development transactions, (iii) preparation and review of documentation related to financing arrangements and corporate development transactions, (iv) preparing registration statements, and responding to any SEC inquiries/comment letters, (v) documenting corporate governance policies and procedures, and (vi) any other legal matters reasonably within the legal expertise of Mr. Samuels.

Pursuant to the Agreement, Mr. Samuels was paid $4,000 per month for a total of $48,000 during each of the years ended December 31, 2012 and 2011. The Agreement may be cancelled by either party with 30 days prior written notice.

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

In connection with the License, DCT recorded rent expense of $25,000 during each of the years ended December 31, 2012 and 2011, respectively.

The License can be canceled by either party with 90 days written notice.

Director Independence

As of December 31, 2012, all directors with the exception of Mr. Clark qualify as “independent” in accordance with Rule 10A-3 of the Exchange Act. Mr. Clark did not qualify as independent because he was a DCT employee at December 31, 2012. Mr. Clark subsequently resigned from the Company’s board of directors in January 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to us by our independent registered public accounting firm for each of the last two fiscal years:

Fee Category	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit fees	$126,855	$111,086
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–

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

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm.

During the years ended December 31, 2012 and 2011, our Audit Committee Chair pre-approved all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee Chair regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee Chair may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
2.1	Share Exchange Agreement by and among Bankengine Technologies, Inc., Michael Xirinachs, Syscan Inc. and Syscan Imaging Limited	Incorporated by reference to Exhibit 99.1 to Form 8-K as filed April 19, 2004
3.1	Certificate of Incorporation, dated February 15, 2002	Incorporated by reference to Exhibit 3.1 to Form 10-KSB as filed March 31, 2005
3.2	Certificate of Amendment to the Company's Certificate of Incorporation dated March 19, 2004	Incorporated by reference to Exhibit 3.2 to Form 10-KSB as filed March 31, 2005
3.4	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to Form 10-KSB as filed March 31, 2005
3.5	Certificate of Amendment to the Company's Certificate of Incorporation dated June 23, 2006	Incorporated by reference to Exhibit 3.5 to Form 10-QSB as filed August 21, 2006
10.1	Loan and Security Agreement dated September 14, 2009 by and between Bridge Bank, National Association, Document Capture Technologies, Inc. and Syscan, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed September 16, 2009
10.2	Warrant dated September 14, 2009 between Document Capture Technologies, Inc. and Bridge Bank, National Association	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed September 16, 2009
10.3	Loan and Security Agreement dated March 10, 2010 by and between Bridge Bank, National Association, Document Capture Technologies, Inc. and Syscan, Inc.	Incorporated by reference to Exhibit 10.15 to Form 10-K as filed March 31, 2010
10.4	Loan and Security Agreement, amended November 2, 1010, by and between the Company and Bridge Bank, National Association	Incorporated by reference to Exhibit 10.2 to Form 10-Q as filed November 15, 2010
10.5	Loan and Security Agreement, most recently amended November 14, 2012, by and between the Company and Bridge Bank, National Association	Filed herewith
10.6	Lease Agreement by and between the Company and Washcop Limited Partners dated September 7, 2010	Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed November 15, 2010
10.7	Employment Agreement entered between the Company and Jacques vonBechmann dated July 25, 2011	Incorporated by reference to Exhibit 10.10 to Form 10-K as filed March 30, 2012
10.8	2002 Amended and Restated Stock Option Plan	Incorporated by reference to Exhibit 10.4 to Form 10-KSB as filed March 31, 2005
10.9	2006 Stock Option Plan	Incorporated by reference to Exhibit 10.8 to Form 10-QSB as filed August 21, 2006

Exhibit Number	Description of Exhibit	Method of Filing
10.10	2009 Stock Option Plan	Incorporated by reference to Exhibit 10.12 to Form 10-K as filed March 31, 2010
10.11	2010 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed May 24, 2010
10.12	2013 Stock Option Plan	Filed herewith
10.13	Employment Agreement entered between the Company and Michael J. Campbell dated January 14, 2013	Incorporated by reference to Exhibit 99.1 to form 8-K as filed January 18, 2013
14.1	Code of Ethics adopted by the Company's Board of Directors as amended February 2008	Incorporated by reference to Exhibit 14.1 to form 8-K as filed March 3, 2008
21	List of Subsidiaries	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act – David P. Clark	Filed herewith
32.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act – M. Carolyn Ellis	Filed herewith
99.1	Audit Committee Charter of Document Capture Technologies as adopted March 31, 2009	Incorporated by reference to Exhibit 99.1 to form 10-K as filed April 15, 2009
99.2	Compensation Committee Charter of Document Capture Technologies as adopted December 17, 2009	Incorporated by reference to Exhibit 99.2 to form 10-K as filed March 31, 2010

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Michael J. Campbell
Michael J. Campbell	Chief Executive Officer	April 15, 2013
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Campbell	Chief Executive Officer	April 15, 2013
Michael J. Campbell	(Principal Executive Officer)

/s/Richard Dietl	Chairman	April 15, 2013
Richard Dietl

/s/Edward Straw	Vice Chairman	April 15, 2013
Edward Straw

/s/ Roseann Larson	Director	April 15, 2013
Roseann Larson

/s/ Jody R. Samuels	Director	April 15, 2013
Jody R. Samuels

/s/Darwin Hu	Director	April 15, 2013
Darwin Hu

/s/M. Carolyn Ellis	Chief Financial Officer	April 15, 2013
M. Carolyn Ellis	(Principal Financial Officer)

Item 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Document Capture Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Document Capture Technologies, Inc. and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Document Capture Technologies, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

HEIN & ASSOCIATES LLP

Irvine, California

April 15, 2013

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,166	$2,455
Trade receivables	2,362	2,207
Inventories, net	1,727	2,876
Note receivable	300	–
Prepaid expenses and other current assets	155	226
Total current assets	6,710	7,764

Other non-current assets	36	36
Fixed assets, net	104	125
Total assets	$6,850	$7,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$–	$–
Trade payables to related parties	720	1,014
Trade payables and other accrued expenses	395	717
Accrued compensation and benefits	206	444
Income tax payable	–	23
Total current liabilities	1,321	2,198

Stock option liability	–	502
Long-term deferred rent	126	113

Commitments and contingencies (Notes 12 and 13)

Stockholders’ equity:
Preferred stock $.001 par value, 2,000 authorized, none issued and outstanding at December 31, 2012 and December 31, 2011
Common stock $.001par value, 50,000 authorized, 22,077 and 20,578 shares issued and outstanding at December 31, 2012 and 2011, respectively	22	21
Additional paid-in capital	39,256	38,290
Accumulated deficit	(33,875)	(33,199)
Total stockholders’ equity	5,403	5,112
Total liabilities and stockholders’ equity	$6,850	$7,925

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011

Net sales	$17,348	$17,658

Cost of sales	11,219	10,952

Gross profit	6,129	6,706

Operating expenses:
Selling, general and administrative	5,453	5,944
Research and development	1,833	1,351
Total operating expenses	7,286	7,295

Operating loss	(1,157)	(589)

Non-operating income (expense):
Change in fair value of stock option liability and derivative instruments	502	309
Interest income	–	1
Interest expense	(9)	(5)
Other	(12)	(8)
Total non-operating income (expense), net	481	297

Net loss before income taxes	(676)	(292)
Provision for income taxes	–	64

Net loss	$(676)	$(356)

Loss per share – basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding – basic and diluted	21,666	20,562

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit .	Equity
Balances at December 31, 2010	20,479	$20	$36,940	$(32,843)	$4,117
Fair value of common stock warrants issued for services rendered	–	–	80	–	80
Stock-based compensation expense	–	–	1,270	–	1,270
Issuance of common stock upon exercise of stock options	99	1	–	–	1
Net loss	–	–	–	(356)	(356)
Balances at December 31, 2011	20,578	21	38,290	(33,199)	5,112
Fair value of common stock warrants issued for services rendered	–	–	74	–	74
Stock-based compensation expense	–	–	878	–	878
Issuance of common stock upon exercise of stock options	1,499	1	14	–	15
Net loss	–	–	–	(676)	(676)
Balances at December 31, 2012	22,077	$22	$39,256	$(33,875)	$5,403

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011

Operating activities
Net loss	$(676)	$(356)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense included in operating expenses	40	48
Depreciation expense included in cost of sales	43	40
Allowance for slow-moving inventory	213	33
Fair value of common stock and common stock warrants issued for services rendered	74	80
Stock-based compensation expense	878	1,270
Change in fair value of stock option liability and derivative instruments	(502)	(309)
Interest expense attributable to amortization of debt issuance costs	8	5
Changes in operating assets and liabilities:
Trade receivables	(155)	332
Inventories	936	(1,179)
Prepaid expenses and other current assets	45	7
Other non-current assets	–	8
Trade payables to related parties	(294)	360
Trade payables and other accrued expenses	(322)	171
Accrued compensation and benefits	(238)	(268)
Income taxes payable	(23)	(77)
Deferred revenue and customer deposits	–	(29)
Long-term deferred rent	13	43
Net cash provided by operating activities	40	179

Investing activities
Capital expenditures	(36)	(39)
Investment in note receivable	(300)	–
Net cash used by investing activities	(336)	(39)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	15	1
Debt issuance costs	(8)	(8)
Net cash provided (used) by financing activities	7	(7)

(Decrease) increase in cash and cash equivalents	(289)	133

Cash and cash equivalents at beginning of year	2,455	2,322

Cash and cash equivalents at end of year	$2,166	$2,455

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$2	$–
Income taxes	$45	$163

Non-cash investing and financing activities:
Transfer of deposits to fixed assets	$26	$29

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Significant Accounting Policies

Organization

Document Capture Technologies, Inc. ("DCT" or "Company") develops, designs and delivers various USB-powered image-scanning solutions to all types and sizes of enterprises. The Company’s patented and proprietary page-imaging devices facilitate the way information is stored, shared and managed, and are designed to reduce organizations’ operating costs, improve information accuracy and security, and speed processing time. End users include governmental agencies, large and small corporations, small office-home offices (“SOHO”), professional practices, as well as consumers.

To date, DCT offers more than 40 variations of its imaging platforms sold primarily to original equipment manufacturers (“OEM”), private label brands and value added resellers (“VAR”). DCT’s image-scanning products can be found in a variety of applications, including:

•	Document and information management;
•	Identification card and driver license scanners;
•	Passport security scanners;
•	Bank note and check verification;
•	Business card readers;
•	Barcode scanning; and
•	Optical mark readers used in lottery terminals.

Basis of Financial Statements

The consolidated financial statements include the accounts of DCT and its one subsidiary, Syscan, Inc. (“Syscan”). All significant intercompany transactions and balances have been eliminated. DCT’s functional currency is the United States (U.S.) dollar. As such, DCT does not have any translation adjustments. Monetary accounts denominated in non-U.S. currencies, such as cash or payables to vendors, have been re-measured to the U.S. dollar. Gains and losses resulting from foreign currency transactions are included in the results of operations. To date, DCT has not entered into hedging activities to offset the impact of foreign currency fluctuations.

The Company has evaluated subsequent events through the date of this report.

Liquidity

As shown in the financial statements, during the years ended December 31, 2012 and 2011, DCT incurred net losses available to common shareholders of $676,000 and $356,000. As of December 31, 2012, accumulated deficit was $33,875,000. Management believes that current cash and other sources of liquidity are sufficient to fund normal operations through the next 12 months.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments. DCT considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. DCT had no cash equivalents at December 31, 2012 or 2011.

Debt Issuance Costs

Debt issuance costs, which are included in other current assets, are costs incurred to obtain debt financing, including all related fees, and are amortized as interest expense over the term of the related financing using the straight-line method which approximates the interest rate method. See Note 10.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date.

Under the provisions of the Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), there are three levels of inputs that may be used to measure fair value:

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

Level 3. Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. DCT had no Level 3 assets during any period presented. DCT’s Level 3 liabilities include (i) stock option liabilities and (ii) derivative contracts liabilities. DCT estimates the fair value of Level 3 liabilities using either the Binomial option pricing model or the Black-Scholes valuation model, depending on the attributes of the liability being measured. During the third quarter of 2012, DCT’s Level 3 liability matured. As of December 31, 2012, DCT had no Level 3 liabilities.

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

Cash and Cash Equivalents. DCT maintains cash balances at several banks. Interest bearing accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Non-interest bearing accounts are 100% insured. As of December 31, 2012, DCT had consolidated balances of approximately $152,000, which were not guaranteed by FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Major Customers and Trade Receivables. A relatively small number of customers account for a significant percentage of DCT’s sales. The percentage of sales derived from significant customers is as follows:

	Years Ended December 31,
	2012	2011
Customer A	37%	21%
Customer B	14	15
Customer C	13	18
Customer D	**	13

**Represents less than 10% of sales.

Trade receivables from these customers whose sales represented more than 10% during the year ended December 31, 2012 totaled $987,000 at December 31, 2012. As of December 31, 2012 all DCT's trade receivables were unsecured. The risk with respect to trade receivables is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

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

Inventories

Inventories consist of finished goods and components, which are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Provision is made for obsolete, slow-moving or defective items where appropriate. The amount of any provision is recognized as a component of cost of sales in the period the provision occurs. DCT established an inventory reserve of $246,000 and $33,000 at December 31, 2012 and 2011, respectively, as a result of slow-moving inventory. DCT had no material inventory write offs during the years ended December 31, 2012 or 2011.

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

Impairment of Long-Lived Assets

DCT’s long-lived assets are recorded at fair value only if an impairment charge is recognized. If indicators of impairment exist, DCT assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, DCT measures the amount of such impairment by comparing the assets’ carrying value to the assets’ fair value. DCT had no impairment losses during the years ended December 31, 2012 and 2011.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Allowance for doubtful accounts. DCT presents trade receivables, net of allowances for doubtful accounts and returns, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting DCT’s customer base. DCT reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. DCT had no allowance for doubtful accounts as of December 31, 2012 or 2011 and no material trade receivable write offs during any period presented.

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

Employee Equity Incentive Programs

DCT has employee equity incentive plans, which are described more fully in “Note 4: Employee Equity Incentive Plans.” The straight-line attribution method is used to recognize share-based compensation over the service period of the awards.

DCT estimates the fair value of the options on the grant date using the Black-Scholes valuation model under the following assumptions:

	Years Ended December 31,
	2012	2011
Weighted average expected option life in years	3.0	3.0
Weighted average expected volatility	231%	134%
Expected dividend yield	0%	0%
Weighted average risk free interest rate	0.51%	1.01%

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

Note 3 – Related-Party Transactions

Purchases

Historically, DCT has purchased the majority of its finished scanner imaging products from various related entities (referred to collectively as “Scanner Manufacturers”) owned by a DCT stockholder who currently owns approximately 14% of DCT’s outstanding common stock.

The Scanner Manufacturers purchase the non-critical raw materials, parts and components. DCT procures the critical components required to manufacture its proprietary scanners. Subsequently, the Scanner Manufacturers reimburse DCT for the cost of procuring these critical components.

Purchases from Scanner Manufacturers totaled $9,975,000 and $10,740,000 for the years ended December 31, 2012 and 2011, respectively. All purchases to and from Scanner Manufacturers were carried out in the normal course of business. As a result of the aforementioned purchases, the net due to related parties was $720,000 and $1,014,000 at December 31, 2012 and December 31, 2011, respectively.

Net Sales

During the year ended December 31, 2012 and 2011, DCT recorded net sales totaling $18,000 and $11,000, respectively, for finished scanners sold to Scanner Manufacturers. The related cost of goods sold was $16,000 and $10,000 for the years ended December 31, 2011 and 2010, respectively. All sales to Scanner Manufacturers contained similar terms and conditions as for other transactions of this nature entered into by DCT.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

No DCT board members provided consulting services to DCT during the year ended December 31, 2012.

Legal Services Agreement

During September 2009, DCT entered into a legal services agreement (“Agreement”) with Jody R. Samuels, a director of the Company.  Pursuant to the Agreement, Mr. Samuels provides certain legal services to us which will consist of assisting the Company in (i) the preparation of its periodic and other filings with the Securities and Exchange Commission (“SEC”), including proxy statements, special and annual meetings of shareholders, (ii) the negotiation of financing and corporate development transactions, (iii) preparation and review of documentation related to financing arrangements and corporate development transactions, (iv) preparing registration statements, and responding to any SEC inquiries/comment letters, (v) documenting corporate governance policies and procedures, and (vi) any other legal matters reasonably within the legal expertise of Mr. Samuels.

Pursuant to the Agreement, Mr. Samuels was paid $4,000 per month for a total of $48,000 during each of the years ended December 31, 2012 and 2011. The Agreement may be cancelled by either party with 30 days prior written notice.

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

In connection with the License, DCT recorded rent expense of $25,000 during each of the years ended December 31, 2012 and 2011, respectively.

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

The following table sets forth, by the respective option plan, certain aspects of DCT’s stock options as of December 31, 2012:

	Option Approval Method			Options Outstanding and Options Available
Description	Board of Directors	Board of Directors and Shareholders	Total	Outstanding	Available For Future Grant	Total
2002 Amended and Restated Stock Option Plan	–	3,200,000	3,200,000	2,753,710	446,290	3,200,000
2006 Stock Option Plan	–	2,500,000	2,500,000	2,149,000	351,000	2,500,000
2009 Stock Option Plan	–	1,500,000	1,500,000	1,179,333	320,667	1,500,000
2010 Stock Option Plan	–	3,500,000	3,500,000	2,500,000	1,000,000	3,500,000
Key Personnel Option Grants	5,075,000	–	5,075,000	4,518,465	–	4,518,465
	5,075,000	10,700,000	15,775,000	13,100,508	2,117,957	15,218,465

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in DCT’s statements of operations (in thousands):

	Years Ended December 31,
	2012	2011
Selling, general and administrative	$809	$1,162
Research and development	69	108
	$878	$1,270

At December 31, 2012, DCT had approximately $180,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.25 years.

Stock Option Activity and Outstanding

Additional information with respect to stock option activity is as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2010	15,244,498	$0.34
Granted	1,143,710	0.39	*
Cancelled	(1,765,000)	0.38
Exercised	(98,850)	0.01
Outstanding at December 31, 2011	14,524,358	$0.34
Granted	275,000	0.35	*
Cancelled	(200,000)	0.32
Exercised	(1,498,850)	0.01
Outstanding at December 31, 2012	13,100,508	$0.38
Vested or expected to vest at December 31, 2012	13,100,508	$0.38

* Approximates the weighted-average fair value.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes all options outstanding and exercisable by price range as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.01	643,465	0.31	$0.01	643,465	$0.01
$0.29-$0.45	9,557,043	5.27	$0.32	8,519,534	$0.31
$0.60 - $0.70	2,900,000	5.85	$0.68	2,900,000	$0.68
	13,100,508			12,062,999

The “intrinsic value” of options is the excess of the value of DCT stock over the exercise price of such options. The total intrinsic value of options outstanding (of which all are expected to vest) was approximately $103,000 and $1,546,000 at December 31, 2012 and 2011, respectively. The total intrinsic value for exercisable options was $103,000 and $1,303,000 at December 31, 2012 and 2011, respectively. The total intrinsic value for options exercised during the year ended December 31, 2012 was $475,000. The total intrinsic value for options exercised during the year ended December 31, 2011 was $43,000.

Note 5 – Composition of Certain Financial Statement Captions

Inventories, net are summarized as follows (in thousands):

	December 31,
	2012	2011
Raw materials	$279	$803
Finished goods	1,694	2,106
	1,973	2,909
Less: Inventory allowance	(246)	(33)
	$1,727	$2,876

Fixed assets are summarized as follows (in thousands):

	December 31,
	2012	2011
Computer and office equipment	$100	$123
Leasehold improvements	26	26
Tooling and product design	325	294
	451	443
Less: Accumulated depreciation	(347)	(318)
	$104	$125

Depreciation expense totaled $83,000 and $88,000 for the years ended December 31, 2012 and 2011, respectively.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accrued compensation and benefits are summarized as follows (in thousands):

	December 31,
	2012	2011
Vacation	$139	$147
Bonuses	46	219
Accrued payroll	21	33
Executive relocation(1)	–	45
	$206	$444

(1)Relates to the hiring of a DCT executive in November 2010.

Note 6 –Note Receivable

During the third quarter of 2012, DCT’s board of directors authorized a $300,000 investment in Advanced Cyber Systems Corp. (“ACSC”) in the form of a convertible note receivable (“ACSC Note”). The ACSC Note pays five percent interest per year. Principal and interest are both due on September 17, 2013 (“Maturity Date”). At any time prior to the Maturity Date, DCT is entitled at its option to convert the original principal amount of the ACSC Note into shares of ACSC equal to six percent of the outstanding common stock at the time of exercise.

The purpose of the investment in ACSC is to diversify and expand DCT’s product offerings into the Internet security market and expedite DCT’s evolution into a mobile and cloud-centric solutions provider with an emphasis on document and data capture in a secure environment.

Management evaluated ACSC as a possible variable interest entity (“VIE”) as defined by the FASB’s Accounting Standards Codification (“ACS”) Topic 810 - Consolidations (“ACS 810”). Management concluded that ACSC meets the business scope exception under Topic 810. As such, ACSC is not a VIE. DCT has no commitment or obligation, either implicit or explicit, to provide financial or other support to ACSC other than the ASCS Note. DCT’s maximum exposure to loss is limited to the Note and related unpaid interest.

Note 7 – Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Common stock equivalents of 606,000 and 12,125,000 were not considered in calculating diluted net loss per common share for the years ended December 31, 2012 or 2011, respectively, as their effect would be anti-dilutive.

Note 8 – Equity

Common Stock

Common Stock Issuances - 2012

During the first and second quarters of 2012, DCT issued 1,498,850 shares of common stock upon the exercise of employee stock options.

Common Stock Issuances - 2011

During the first quarter of 2011, DCT issued 98,850 shares of common stock upon the exercise of employee stock options.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Warrants

Common Stock Warrants Issued for Consulting Services

In certain instances, DCT issues warrants to consultants for consulting services. DCT did not issue any warrants for consulting services during the years ended December 31, 2012 or 2011. DCT issued warrants to purchase 620,000 shares of DCT common stock during the year ended December 31, 2010. The initial value of such warrants was calculated using the Black-Scholes valuation model using the following assumptions:

Contractual Term	2.0
Weighted average expected volatility	175%
Weighted average expected dividend yield	0%
Weighted average risk free interest rate	0.61%

The total fair value of warrant issued during the year ended December 31, 2010 was $229,000. DCT amortized the fair value of the warrants ratably over the consulting agreements. Accordingly, $74,000 and $80,000 was charged to selling, general and administrative expense and credited to additional paid-in capital during the years ended December 31, 2012 and 2011, respectively. At December 31, 2012, DCT had no unrecognized compensation cost related to such warrants.

Common Stock Warrant Activity and Outstanding

DCT had the following common stock warrant activity during the years ended December 31, 2012 and 2011:

Number of Shares
Outstanding at December 31, 2010	798,027
Cancelled	(110,000)
Outstanding at December 31, 2011	688,027
Cancelled	(620,000)
Outstanding at December 31, 2012	68,027

The following table summarizes certain aspects of DCT’s outstanding warrants as of December 31, 2012:

Warrants Issued in Connection with:	Number of Shares Outstanding and Vested	Exercise Price ($)	Issuance Date	Expiration Date
Bank line of credit	68,027	0.59	9/2/09	8/31/16

Note 9 – Fair Value

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

Until maturity, DCT’s stock option liability fair value was classified using Level 3 inputs, as unobservable inputs to the valuation methodology are significant to the measurement of the fair value, as defined by ASC 820.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	As of and for the Years Ended December 31,
	2012	2011
Beginning balance - stock option liability	$502	$811
Unrealized gain included in net loss (1)	(502)	(309)
Ending balance- stock option liability	$–	$502

(1) Included as a component of non-operating income (expense).

Note 10 – Bank Line of Credit

Bank Line of Credit - 2011

During November 2011, DCT amended its existing $2,000,000 line of credit (“LOC”) to increase the available borrowings from $2,000,000 to $3,000,000 and extended the maturity date to November 15, 2012. The borrowing base remained unchanged at 80% of eligible accounts receivable (as defined in the LOC agreement). The annual interest rate remained unchanged at prime plus 1.0%. Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default. Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

In connection with the amendment, DCT paid the lender a loan modification fee of $8,000, which was recorded as deferred financing costs and amortized over the life of the loan to interest expense.

Bank Line of Credit - 2012

During November 2012, DCT amended its LOC (“Amended LOC”), extending the maturity date to November 15, 2013 and expanding DCT’s borrowing base.  Previously, the borrowing base formula allowed accounts receivable from individual customers up to 25% of total accounts receivable.  The Amended LOC expands the borrowing base by including certain customer balances in excess of 25% of the total accounts receivable. All other significant terms and conditions remain unchanged.

In connection with the amendment, DCT paid the lender a loan modification fee of $8,000, which was recorded as deferred financing costs and is being amortized over the life of the loan to interest expense.

As of December 31, 2012, DCT was in compliance with all 2012 Amended LOC debt covenants and had unused borrowing capacity of $1,746,000.

Note 11 – Income Tax

DCT’s provision (benefit) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011
Current taxes:
Federal taxes	$–	$3
State taxes	–	61
	$–	$64

As of December 31, 2012 DCT has estimated available net operating loss carryforwards of approximately $8,453,000 and $5,844,000 for federal and state income tax purposes, respectively. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of net operating losses (“NOL”) and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). During the year ended December 31, 2008 management analyzed changes to DCT’s ownership and estimated the impact of such changes to DCT’s NOLs. The aforementioned NOLs are based on management’s estimates and are limited to an annual limitation of approximately $500,000 per year. During the years ended December 31, 2012 and 2011, DCT did not have any ownership changes that limit NOLs.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DCT believes sufficient uncertainty exists regarding the realization of net operating loss carryforwards and other timing differences for the periods presented. Accordingly, a valuation allowance has been provided for the entire amount related thereto. The valuation allowance increased by approximately $170,000 and $164,000 for the years ended December 31, 2012 and 2011, respectively.

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2012	2011
U.S. Federal statutory rate (%)	(35)%	(35)%
State income taxes, net of federal income taxes	–	14
Effect of permanent differences and other	–	124
Use of NOLs	–	(91)
Change in valuation allowance and other	35	10
	–%	22%

The deferred income tax asset consisted of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets
Federal net operating loss carryforwards	$2,959	$2,662
State net operating loss carryforwards	336	451
Other	196	208
	3,491	3,321
Less: valuation allowance	(3,491)	(3,321)
	$-	$-

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

At December 31, 2012, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2012. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

The Company is subject to income tax in the U.S. federal jurisdiction and California. DCT is no longer subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years ended on or before December 31, 2008 and December 31, 2007, respectively. DCT has not filed its U.S. federal or state return for the year ended December 31, 2012. These returns are considered open tax years as of the date of these consolidated financial statements.  No tax returns are currently under examination by any tax authorities.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Commitments and Contingencies

Operating Leases

DCT’s corporate office and warehouse space is an operating lease that extends through October 2015. As of December 31, 2012, future minimum rental commitments under non-cancellable leases were as follows (in thousands):

Year Ending December 31,	Future Minimum Lease Payments
2013	$246
2014	265
2015	235
Thereafter	–
$746

Under the lease agreement, DCT is responsible for common area maintenance (“CAM”) charges and pro-rated taxes and insurance. Rent, CAM, and pro-rated taxes and insurance expenses under the operating lease totaled $366,000 and $381,000 for the years ended December 31, 2012 and 2011, respectively.

Rent expense was $257,000 and $259,000 for the years ended December 31, 2012 and 2011, respectively.

Employment Agreements

DCT maintains employment agreements with certain of its executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors. The agreements also provide for termination payments, stock options, non-competition provisions, and other terms and conditions of employment. DCT also maintains employment agreements with other key employees with similar terms and conditions. As of December 31, 2012, termination payments totaling $833,000 remain in effect. Additionally, DCT has commitments to several key employees to pay severance if the employee is terminated by DCT. Such commitments total $59,000 as of December 31, 2012.

Research and Development Agreement

During the second quarter of 2011, the Company entered into an agreement (“Development Agreement”) with a customer to develop scanners to meet the customer’s specific product requirements. Revenue and the associated cost of revenue are recognized based on a percentage-of-completion estimate. During the years ended December 31, 2012 and 2011, DCT recognized revenue of $42,000 and $56,000, respectively based on an estimated percentage of completion. DCT had no deferred revenue at December 31, 2012 or 2011 associated with the Development Agreement.

Litigation, Claims and Assessments

DCT experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT's financial condition, results of operations or cash flows.

Note 13 – Employee Benefits

DCT has a 401(k) plan for employees who are at least 21 years of age and have completed a minimum of 1,000 hours of service. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, but not in excess of the maximum amounts allowed under the Internal Revenue Code. DCT contributions totaled $80,000 and $60,000 for the years ended December 31, 2012 and 2011, respectively.

Note 14 – Segment and Geographic Information

Segment Information

DCT operates in one segment: the design, development and delivery of various imaging technology solutions, most notably scanners.

DOCUMENT CAPTURE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

During the years ended December 31, 2012 and 2011, DCT recorded net sales throughout the U.S., Europe and Asia Pacific as determined by the final destination of the product. The following table summarizes total net sales attributable to significant countries (in thousands):

	Years Ended December 31,
	2012	2011
U.S.	$14,760	$16,875
Europe and other	1,979	772
Asia Pacific	609	11
	$17,348	$17,658

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Asia, and Europe (in thousands):

	December 31,
	2012	2011
U.S.	$6,229	$7,357
Europe and other	583	516
Asia Pacific	38	52
	$6,850	$7,925

Assets located in Asia relate to tooling equipment required to manufacture DCT’s product. Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands.

Note 15 – Subsequent Events

Executive Management Restructuring

Effective January 11, 2013, DCT terminated its Chief Executive Officer (“CEO”) and its President. In connection with the termination, DCT entered a severance agreement with its former CEO whereby DCT agreed to pay nine months’ severance and medical premiums totaling $242,000. Although DCT offered its former President a severance package, an agreement was not executed. During March 2013, DCT received a letter from its former President requesting additional severance and the intent to seek damages in California state court if a severance settlement cannot be reached. DCT believes the former President’s claims are without merit. Total severance payments were expensed in January 2013.

Effective January 11, 2013 DCT’s former CEO resigned from the Board of Directors.

Effective January 14, 2013, DCT entered into an employment agreement (“Employment Agreement”) with its new CEO. The Employment Agreement provides for an initial term of one year, an annual base salary of $250,000, an annual bonus at the discretion of DCT’s board of directors, and a change of control bonus of $175,000. In connection with the Employment Agreement, DCT granted its new CEO 3,200,000 options at an exercise price of $0.17 per share. One fourth of the options vest and become exercisable on each of the following dates: June 30, 2013, December 31, 2013, June 30, 2014, and December 31, 2014. In certain instances, including but not limited to a change in control, the vesting schedule accelerates.

Approval of New Option Plan

On January 14, 2013, DCT’s Board of Directors approved the adoption of the 2013 Stock Option Plan (“2013 Plan”). The 2013 Plan has not been approved by DCT stockholders. The 2013 Plan generally provides for the grant of either qualified or nonqualified stock options to officers, employees, directors and consultants at not less than 85% of the fair market value of our common stock as of the grant date. The maximum number of options that can be granted under the 2013 Plan is 3,500,000.

Stock Option Grants to Employees

On March 20, 2013 the Company’s board of directors granted an aggregate of 750,000 options to certain employees of the company. The options are exercisable for a period of ten years from the date of grant at an exercise price of $0.12 per share and vest as follows: one-third on March 20, 2014, one-third on March 20, 2015 and one-third on March 20, 2015.

