Form 10-Q
period 2013-03-31
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2013-05-15
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

The number of shares of Common Stock outstanding as of May 15, 2013 was 22,076,976.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

DOCUMENT CAPTURE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31,	December 31,
	2013	2012
ASSETS		*
Current assets:
Cash and cash equivalents	$2,515	$2,166
Trade receivables	1,759	2,362
Inventories, net	1,545	1,727
Note receivable	300	300
Prepaid expenses and other current assets	107	155
Total current assets	6,226	6,710

Other non-current assets	36	36
Fixed assets, net	92	104
Total assets	$6,354	$6,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$–	$–
Trade payables to related parties	693	720
Trade payables and other accrued expenses	371	395
Accrued compensation and benefits	385	206
Total current liabilities	1,449	1,321

Long-term deferred rent	120	126

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock $.001 par value, 2,000 authorized, none issued and outstanding at March 31, 2013 and December 31, 2012
Common stock $.001par value, 50,000 authorized, 22,077 shares issued and outstanding at March 31, 2013 and December 31, 2012	22	22
Additional paid-in capital	39,432	39,256
Accumulated deficit	(34,669)	(33,875)
Total stockholders’ equity	4,785	5,403
Total liabilities and stockholders’ equity	$6,354	$6,850

*Amounts derived from the audited financial statements for the year ended December 31, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012

Net sales	$3,453	$4,410

Cost of sales	2,132	2,709

Gross profit	1,321	1,701

Operating expenses:
Selling, general and administrative	1,654	1,434
Research and development	443	467
Total operating expenses	2,097	1,901

Operating loss	(776)	(200)

Non-operating income (expense), net	(18)	143

Net loss	$(794)	$(57)

Earnings per common share – basic and diluted	$(0.04)	$(0.00)

Weighted average common shares outstanding – basic and diluted:	22,077	20,597

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012

Operating activities:
Net loss	$(794)	$(57)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation expense included in operating expenses	7	10
Depreciation expense included in cost of sales	5	10
Stock-based compensation cost – options	176	247
Fair value of warrants issued for services rendered	–	20
Interest expense attributable to amortization of debt issuance costs	2	2
Change in fair value of stock option liability	–	(155)
Changes in operating assets and liabilities:
Trade receivables	603	(807)
Inventories	182	361
Prepaid expenses and other current assets	46	16
Trade payables to related parties	(27)	(725)
Trade payables and other accrued expenses	(24)	(427)
Accrued compensation and benefits	179	(30)
Income taxes payable	–	(23)
Long-term deferred rent	(6)	5
Net cash provided (used) by operating activities	349	(1,553)

Financing activities:
Proceeds from exercise of common stock options	–	1
Cash provided by financing activities	–	1

Change in cash and cash equivalents	349	(1,552)

Cash and cash equivalents at beginning of period	2,166	2,455

Cash and cash equivalents at end of period	$2,515	$903

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$–	$45

Non-cash investing and financing activities:
Transfer of deposits to fixed assets	$–	$26

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2013. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2013.

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

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Liquidity

As shown in the financial statements, during the three months ended March 31, 2013, DCT incurred a net loss of $794,000. During the years ended December 31, 2012 and 2011, DCT incurred net losses of $676,000 and $356,000, respectively. As of March 31, 2013, accumulated deficit was $34,669,000. Management believes that current cash and other sources of liquidity are sufficient to fund normal operations through the next 12 months.

Executive Management Restructuring

In January 2013, we restructured (“2013 Restructure”) our executive management team and terminated both our chief executive officer and president.  In connection with the 2013 Restructure, our former CEO resigned from the Board of Directors.  Concurrently, we entered into an employment agreement with Michael Campbell to become our new CEO and President.  The purpose of the 2013 Restructure is to enhance and strengthen DCT’s strategic leadership and reduce overhead expenses.  Mr. Campbell has twenty-three years of experience in the technology industry, has been the CEO of four companies in the technology industry and is a seasoned business development and marketing executive.  Mr. Campbell will focus on mapping DCT’s existing technology and human assets to emerging market opportunities and accelerating financial strength through focused business initiatives.

One-time expenses associated with the 2013 Restructure, including severance payments to terminated executives, totaled $306,000, which were recorded as Selling, general and administrative expense during the three months ended March 31, 2013.

Note 2 – Related-Party Transactions

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

Purchases from Scanner Manufacturers totaled $1,788,000 and $2,339,000 for the three months ended March 31, 2013 and 2012, respectively. All purchases to and from Scanner Manufacturers were carried out in the normal course of business. As a result of the aforementioned purchases, the net due to related parties was $693,000 and $720,000 at March 31, 2013 and December 31, 2012, respectively.

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

Pursuant to the Agreement, Mr. Samuels was paid $4,000 per month for a total of $12,000 during each of the three months ended March 31, 2013 and 2012. The Agreement may be cancelled by either party with 30 days prior written notice.

Agreement to License Office Space

Through April 26, 2013, DCT licensed office space from Beau Dietl & Associates (“BDA”), a company owned by DCT’s board of directors’ chair. Effective April 27, 2013 DCT no longer licenses office space from BDA.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

In connection with the licensed office space, DCT recorded rent expense of $6,000 for both the three months ended March 31, 2013 and 2012.

Professional Services

During the three months ended March 31, 2013, DCT paid BDA $34,000 for professional services provided during the 2013 Restructure.

Note 3 – Concentration of Credit Risk and Major Customers

Financial instruments that subject DCT to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents

DCT maintains cash balances at several banks. Interest bearing accounts are at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of March 31, 2013, DCT had consolidated balances of approximately $2,265,000, which were not guaranteed by FDIC. DCT has not experienced any losses in such accounts and believes the exposure is minimal.

Major Customers and Trade Receivables

A relatively small number of customers account for a significant percentage of DCT’s sales. Customers that exceeded 10% of total revenues and accounts receivable were as follows:

	Three Months Ended March 31,
	2013	2012
Customer A	41%	25%
Customer B	16	10
Customer C	14	21
Customer D	10	19

Trade receivables from these customers totaled $1,193,000 at March 31, 2013. As of March 31, 2013, all the Company's trade receivables were unsecured.

Note 4 – Concentration of Supplier Risk

Manufacturing.  Historically, DCT has purchased substantially all its finished scanner imaging products from Scanner Manufacturers which are wholly-owned subsidiaries of the parent company of DCT’s former majority stockholder.  See Note 2.  If these vendors became unable to provide materials in a timely manner and DCT was unable to find alternative vendors, DCT’s business, operating results and financial condition would be materially adversely affected.

Components.  DCT purchases some controller chips that are sole-sourced, as they are specialized devices.  To date, DCT has been able to obtain adequate component supplies from existing sources.  However, delays or reductions in product shipments could occur if DCT became unable to obtain sufficient quantities of required materials, components or subassemblies, or if such items do not meet quality standards. These possible delays could harm DCT’s business, operating results and financial condition.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Note 5 – Note Receivable

During the third quarter of 2012, DCT’s board of directors authorized a $300,000 investment in Advanced Cyber Systems Corp. (“ACSC”) in the form of a convertible note receivable (“ACSC Note”). The ACSC Note pays five percent interest per year. Principal and interest are both due on September 17, 2013 (“Maturity Date”). At any time prior to the Maturity Date, DCT is entitled at its option to convert the original principal amount of the ACSC Note into shares of ACSC equal to six percent of the outstanding common stock at the time of exercise. The purpose of the investment in ACSC is to diversify and expand DCT’s future product offerings. The ACSC product is currently in final stages of development.

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

The following table sets forth, by the respective option plan, certain aspects of DCT’s stock options as of March 31, 2013:

	Option Approval Method			Options Outstanding and Options Available
Description	Board of Directors	Board of Directors and Shareholders	Total	Outstanding	Available For Future Grant	Total
2002 Amended and Restated Stock Option Plan	–	3,200,000	3,200,000	3,200,000	–	3,200,000
2006 Stock Option Plan	–	2,500,000	2,500,000	2,500,000	–	2,500,000
2009 Stock Option Plan	–	1,500,000	1,500,000	1,500,000	–	1,500,000
2010 Stock Option Plan	–	3,500,000	3,500,000	3,500,000	–	3,500,000
2013 Stock Option Plan	3,500,000	–	3,500,000	1,245,043	2,254,957	3,500,000
Key Personnel Option Grants	5,075,000	–	5,075,000	4,518,465	–	4,518,465
	8,575,000	10,700,000	19,275,000	16,463,508	2,254,957	18,718,465

Stock Options

DCT issues options under five different stock option plans as well as through employment agreements with key employees, executives and consultants (approved by the board of directors on a case-by-case basis).  Options generally vest over two to three years from the date of grant and expire seven to ten years from the date of grant.

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in DCT’s Statements of Operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Selling, general and administrative	$171	$233
Research and development	5	14
	$176	$247

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

At March 31, 2013, DCT had approximately $586,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.85 years.

Stock Option Activity and Outstanding

DCT had the following stock option activity during the three months ended March 31, 2013:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2012	13,100,508	$0.38
Granted	3,813,000	0.16
Cancelled	450,000	0.37
Outstanding at March 31, 2013	16,463,508	$0.33
Vested or expected to vest at March 31, 2013	16,463,508	$0.33

In January 2013, as part of the 2013 Restructure, DCT’s Board of Directors approved a nine-month extension to 1,583,333 options that were scheduled to expire in April 2013.  The total fair value of the amended options, as calculated using the Black-Scholes valuation model, was approximately $80,000 and was recorded as operating expense with the offsetting credit to additional paid-in capital during the three months ended March 31, 2013.

In March 2013, DCT’s Board of Director’s approved a one-year extension to 300,000 options that were scheduled to expire April 2013. The total fair value of the amended options, as calculated using the Black-Scholes valuation model, was approximately $1,000 and was recorded as operating expense with the offsetting credit to additional paid-in capital during the three months ended March 31, 2013.

The following table summarizes all options outstanding and exercisable by price range as of March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.01	643,465	0.5	$0.01	643,465	$0.01
$0.12-$0.17	3,813,000	9.8	$0.16	–	–
$0.29-$0.45	9,107,043	4.2	$0.31	8,538,288	$0.31
$0.60-$0.70	2,900,000	5.2	$0.68	2,900,000	$0.68
	16,463,508			12,081,753

The “intrinsic value” of options is the excess of the value of DCT stock over the exercise price of such options. The total intrinsic value of options outstanding (of which all are expected to vest) at March 31, 2013 was approximately $96,000. The total intrinsic value of options outstanding at December 31, 2012 was $103,000. The total intrinsic value for exercisable options was $84,000 and $103,000 at March 31, 2013 and December 31, 2012, respectively. No options were exercised during the three months ended March 31, 2013. The total intrinsic value was $27,000 for options exercised during the three months ended March 31, 2012.

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

On August 4, 2012, the NCR Option matured without being exercised. On the maturity date, the fair value of the NCR Option was zero. Since the NCR Option matured, DCT has had no financial instruments that require fair value measurement at each reporting period. As of March 31, 2012, DCT estimated the fair value of the NCR Option using the following assumptions: 0.15% risk-free interest rate, expected volatility of 223%, expected dividend yield of 0%, and remaining life equal to the remaining contractual life of the option.

Until maturity, DCT’s stock option liability fair value was classified using Level 3 inputs, as unobservable inputs to the valuation methodology are significant to the measurement of the fair value, as defined by ASC 820.

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis during the three months ended March 31, 2012 (in thousands):

Beginning Balance - Stock Option Liability	$502
Unrealized gain included in net loss (1)	(155)
Ending Balance- Stock Option Liability	$347

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

Common stock equivalents of 685,000 and 3,121,000 were not considered in calculating DCT’s diluted earnings per common share for the three months ended March 31, 2013 and 2012, respectively as their effect would be anti-dilutive.

Note 9 – Equity

Common Stock

DCT had no common stock activity during the three months ended March 31, 2013. DCT issued 100,000 shares of common stock upon the exercise of employee stock options during the three months ended March 31, 2012.

Common Stock Warrants

In certain instances, DCT issues warrants for consulting services. DCT amortizes the fair value of the warrants, as calculated on the issuance date using the Black-Scholes valuation model, over the service period. In connection with such common stock warrants issued and outstanding, DCT charged selling, general and administrative expense with the offset credit to additional paid in capital for $20,000 during the three months ended March 31, 2012.

DCT did not issue any common stock warrants during the three months ended March 31, 2013 or the three months ended March 31, 2012.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes certain aspects of DCT’s outstanding warrants as of March 31, 2013:

Warrants Issued in Connection with:	Number of Shares Outstanding and Vested	Exercise Price ($)	Issuance Date	Expiration Date
Bank line of credit	68,027	0.59	9/2/09	8/31/16

Note 10 – Debt

Bank Line of Credit

As of March 31, 2013, DCT had a $3,000,000 line of credit (“LOC”) at a commercial bank. Borrowings under the LOC are limited to 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts. The interest rate is prime (3.25% at March 31, 2013) plus 1.0%. Interest payments are due monthly and all unpaid interest and principal is due in full on November 15, 2013.

Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default. Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of March 31, 2013, DCT was in compliance with all LOC debt covenants and had unused borrowing capacity of $1,225,000.

Note 11 – Commitments and Contingencies

Operating Leases

DCT occupies its corporate office and warehouse space through an operating lease that extends through October 2015. As of March 31, 2013, future minimum rental commitments under non-cancellable leases were as follows (in thousands):

Years Ending March 31,	Future Minimum Lease Payments
2014	$251
2015	270
2016	164
$685

Additionally, under the lease agreement, DCT is responsible for common area maintenance charges and pro-rated taxes and insurance.

Employment Agreements

DCT maintains employment agreements with certain of its executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors. The agreements also provide for termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, DCT maintains employment agreements with other key employees with similar terms and conditions. As of March 31, 2013 termination payments totaling $525,000 remain in effect.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Litigation, Claims and Assessments

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT’s financial condition, results of operations or cash flows.

Note 12 –Inventories

Inventories at the end of each period were as follows (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$288	$279
Finished goods	1,476	1,694
	1,764	1,973
Less: Inventory allowance	(219)	(246)
	$1,545	$1,727

Note 13 – Segment and Geographic Information

Segment Information

DCT operates in one segment: the design, development and delivery of various imaging technology solutions, most notably scanners.

Geographic Information

During the three months ended March 31, 2013 and 2012, DCT recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product. The following table summarizes total net sales attributable to significant countries (in thousands):

	Three Months Ended March 31,
	2013	2012
U.S.	$3,027	$4,147
Europe	319	263
Asia	107	–
	$3,453	$4,410

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Europe and Asia (in thousands):

	March 31, 2013	December 31, 2012
U.S.	$5,677	$6,229
Europe and other	645	583
Asia	32	38
	$6,354	$6,850

Assets located in Asia relate to tooling equipment required to manufacture DCT’s product. Assets located in Europe relate to DCT’s field service, sales, distribution and inventory management in the Netherlands.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes included in this report. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on April 15, 2013. We undertake no obligation to revise or update publicly any forward-looking statement contained in this report after the date of this report to reflect future events or circumstances.

Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. This MD&A section is organized as follows:

•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.

•	Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

•	Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. A brief description of certain aspects, transactions and events is provided, including related-party transactions, which impacts the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows as of and for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Overview

We are in the business of designing, developing and delivering imaging technology solutions. Our technology is protected under multiple patents.  We focus our research and development activities on new deliverable and marketable technologies related to document digitization and utilization. We sell our products to customers throughout the world.

In August 2010, NCR invested $4,000,000 in our company by purchasing 3,861,004 shares of our common stock for an aggregate purchase price of $4,000,000 (“NCR Investment”). The NCR Investment was both a strategic and financial milestone for us. It provided the capital to aggressively invest in new product development. It also allowed us to actively pursue strategic partnerships with other businesses world-wide in order to expand our distribution channels and product offerings.

In September 2011, we appointed a Chief Technology Officer (“CTO”), and have since re-aligned our engineers as part of our focused investment in research and development. In addition to re-aligning our engineering staff, we use specialized contractors with unique skills and abilities to supplement our product innovation and development, which allows greater flexibility while minimizing expenses. Our goal is to consistently develop new products while minimizing our time to market, strengthen competitive barriers, broaden our revenue base, and balance the risk of new product development.

In January 2013, we restructured (“2013 Restructure”) our executive management team and terminated both our chief executive officer and president.  In connection with the 2013 Restructure, our former CEO resigned from the Board of Directors.  Concurrently with his resignation, we entered into an employment agreement with Michael Campbell to become our new CEO and President.  The purpose of the 2013 Restructure is to enhance and strengthen our strategic leadership and reduce overhead expenses.  Mr. Campbell has twenty-three years of experience in the technology industry, has been the CEO of four companies in the technology industry and is a seasoned business development and marketing executive.  Mr. Campbell expects to focus on mapping DCT’s existing technology and human assets to emerging market opportunities and accelerating financial strength through focused business initiatives.

Critical Accounting Policies

This MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, trade receivables and allowance for doubtful accounts, inventories, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.

Our disclosures of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2012 have not materially changed since that report was filed.

Results of Operations

The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change

Net sales	$3,453	$4,410	$(957)	(22)%

Cost of sales	2,132	2,709	(577)	(21)

As a percentage of net sales	62%	61%

Selling, general and administrative expense	1,654	1,434	220	15
Research and development expense	443	467	(24)	(5)

Non-operating income (expense), net	(18)	143	(161)	*

Net loss	(794)	(57)	(737)	*

_____________ * not meaningful

Net Sales

The decreased sales for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was attributable to a 19% drop in unit volume and the mix of products sold. The decrease was in line with our expectations as digital storage gains broader acceptance and popularity, which in turn has increased the number of competitors in our market.

International sales are strategically important to our business and represented 12% and 6% of total sales for the three months ended March 31, 2013 and 2012, respectively. International sales as a percentage of total sales have been positively impacted by our recent globalization and expansion of our products into Europe and Asia.

Although we continually concentrate on expanding our significant customer base, our revenue remains dependent on a small number of significant customers. Total sales to significant customers (customers who represent more than 10% of our net sales) were 81% and 75% during the three months ended March 31, 2013 and 2012, respectively.  See “Note 3 – Concentration of Credit Risk and Major Customers” in Part I, Item 1 of this report. The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

From time to time, our key customers place large orders causing our quarterly sales to fluctuate significantly. Additionally, the timing of when we receive product to sell has a significant impact on our sales. We expect both of these trends and resulting fluctuations to continue in the future.

Cost of Sales, Including Gross Profit

Cost of sales includes all direct costs related to the purchase of scanners and imaging modules manufactured in China. To a lesser extent, cost of sales also includes engineering services, shipping costs, software royalties, depreciation of manufacturing equipment, and labor for scanners assembled in the U.S. Cost of sales as a percentage of net sales during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 increased as a result of increased competition discussed above and currency fluctuations between the Chinese Yuan and the U.S. dollar. This increase was slightly offset by reduced product costs as a result of our continued efforts to reduce overall costs and improve manufacturing efficiencies.

Cost of sales as a percentage of net sales has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volume of product sales (including sales to high volume customers);
•	changes to customer requirements for third-party software integrated into our products;
•	manufacturing efficiencies and inefficiencies, including cost reduction strategies;
•	currency fluctuations between the Chinese Yuan and the U.S. Dollar;
•	product expansion;
•	the proportion of sales generated from scanners assembled in the U.S. versus the proportion of scanners assembled at our subcontract manufacturer in China;
•	provisions for slow-moving inventories; and
•	our ability to advance to the next technology faster than our competitors.

We expect our cost of sales as a percentage of net sales to fluctuate in the future as we experience changes in our product mix, work toward implementing further product cost reduction strategies, and expand our product offerings.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expenses consist primarily of personnel-related expenses, including stock-based compensation costs, facilities-related expenses and outside professional services such as legal and accounting. To a lesser extent, market development and promotional funds for our retail distribution channels, tradeshows, website support, warehousing and logistics are also included.

The increase in SG&A expenses during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily attributable to the 2013 Restructure. One-time expenses associated with the 2013 Restructure, including severance payments to terminated executives, totaled $306,000. This increase was partially offset by the following:

•	decreased headcount and compensation-related expenses of approximately $73,000 related to the 2013 Restructure; and

•	decreased stock-based compensation expense (a non-cash charge) as a result of fully amortized options during the latter part of 2012. Stock-based compensation expense was $171,000 and $233,000 for the three months ended March 31, 2013 and 2012, respectively. See “Note 6 – Equity Incentive Plans” in Part I, Item 1of this report.

We anticipate that future SG&A expenses will decrease in the near-term as we implement further cost-reduction strategies and concentrate specifically on the next generation of document capture technology.

Research and Development Expense

Research and development (“R&D”) expense consists primarily of salaries and related costs, including stock-based compensation costs of employees engaged in product research, design and development activities, compliance testing, documentation and prototypes, and expenses associated with transitioning the product to production.

The decreased R&D expense during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily attributable to our more focused R&D efforts toward the next generation of product. We believe that these R&D efforts will allow for quicker time to market for future products.

We anticipate that R&D expense will increase in the future as a result of our new product innovation and development, and overall intellectual property strategy.

Non-Operating Income (Expense)

During the three months ended March 31, 2012, the most significant component of non-operating income (expense) was a non-cash gain of $155,000 related to the decreased fair value of stock option liability. See “Note 7 – Fair Value” in Part I, Item 1 of this report. During the third quarter of 2012, the stock option liability matured without being exercised. As such, the three months ended March 31, 2013 was not impacted by the change in fair value of our stock option liability. Other, less impactful, components include non-cash interest expense related to amortization of warrants and realized loss on foreign currency transactions resulting from the currency fluctuation between the Euro and the U.S. dollar.

Liquidity and Capital Resources

At March 31, 2013, principal sources of liquidity included cash and cash equivalents of $2,515,000 and an available borrowing capacity of $1,225,000 on our bank line of credit. We had no significant cash outlays, except as part of our normal operations, during the three months ended March 31, 2013 or March 31, 2012.

The following table summarizes certain aspects of our liquidity (in thousands):

	As of or for the Three Months Ended March 31,
	2013	2012
Cash and cash equivalents	$2,515	$903
Working capital	4,777	5,621
Cash provided (used) by operating activities	349	(1,553)
Cash provided (used) by investing activities	–	–
Cash provided by financing activities	–	1

Operating activities

Cash provided by operations during the three months ended March 31, 2013 was primarily a result of our $794,000 net loss, $190,000 of net non-cash expenses and $953,000 net cash provided by changes in operating assets and liabilities. Cash used by operations during the three months ended March 31, 2012 was primarily a result of our $57,000 net loss, $134,000 of net non-cash expenses and $1,630,000 net cash used by changes in operating assets and liabilities.

Net non-cash expenses include: depreciation expense, stock-based compensation cost for options, fair value of warrants issued for services rendered, non-cash interest expense, and change in fair value of stock option liability.

The most significant change in operating assets and liabilities during the three months ended March 31, 2013 was attributable to the decrease in accounts receivable as a result of decreased sales. The most significant changes in operating assets and liabilities during the three months ended March 31, 2012 included:

•	an increase in accounts receivable as a result of our significantly increased sales during March 2012;
•	a decrease in inventories due to the shipment of products during the three months ended March 31, 2012, which was originally scheduled for shipment in December 2011; and
•	a decrease in trade payables and other current liabilities primarily due to the payment of third-party software licenses, bonuses and one-time relocation obligations, which were accrued at December 31, 2011.

The remaining changes in operating assets and liabilities during both the three months ended March 31, 2013 and 2012 were indicative of the normal operational fluctuations related to the timing of product shipments, trade receivable collections, inventory management and timing of vendor payments.

We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in operating results, timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing activities

Our business requires minimal capital investment. As such, we had no investing activities for either the three months ended March 31, 2013 or 2012.

Financing activities

We had no financing activities during the three months ended March 31, 2013. During the three months ended March 31, 2012, our financing activities were limited to the exercise of employee stock options.

Cash and Working Capital Requirements

Our strengthened financial position as a result of the 2010 NCR Investment allowed us to actively pursue revenue growth through new strategic relationships, as well as invest in new product development. However, during 2012 and the first quarter of 2013, sales fell short of expectations, and our working capital has decreased.

During January 2013, we reorganized and downsized our executive management team to reduce operating expenses to more align with our current and anticipated sales. The reorganization immediately reduced operating expenses and we believe that it will allow us to focus specifically on the next generation of document capture technology.

We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our credit facility, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections, or if unforeseen circumstances occur, we may require additional financing. Our failure to raise capital, if needed, could hinder our ability to compete.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One – Three	Four – Five
	Total	One Year	Years	Years

Operating lease obligations (1)	$685	$251	$434	$–
Line of credit (2)	–	–	–	–
Total contractual cash obligations	$685	$251	$434	$–

_________________

(1) Operating lease obligations relate to our corporate office and warehouse space that extends through October 2015. In addition to the lease payments, we are also responsible for common area maintenance (“CAM”) charges and pro-rated taxes and insurance. CAM is subject to change, but has averaged approximately $10,000 per month since the inception of the lease.

(2) As of March 31, 2013, we had a $3,000,000 line of credit (“LOC”) at a commercial bank. Borrowings under the LOC are limited to 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts. The interest rate is the prime rate of interest (3.25% at March 31, 2013) plus 1.0%. Interest payments are due monthly and all unpaid interest and principal is due in full on November 15, 2013.

Upon the occurrence of certain events of default (as defined in the LOC agreement), a default variable interest rate will be applicable to amounts owed to the lender, which default variable interest rate will equal 5% above the interest rate under the LOC immediately prior to the event of default. Additionally, upon an event of default, the lender has the right to declare all of the amounts due under the LOC immediately due and payable.

As of March 31, 2013, we were in compliance with all LOC debt covenants and had unused borrowing capacity of $1,225,000.

Item – 3 Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2013 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible that the outcome of those legal proceedings, claims and litigation could adversely affect our quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not adversely affect in any material respect our financial position, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6 - Exhibits

Exhibit Number	Description of Exhibit
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*) (**)
101.SCH	XBRL Taxonomy Extension Schema Document (*) (**)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*) (**)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*) (**)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (*) (**)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*) (**)

____________________

(*)	Filed herewith.
(**)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Capture Technologies, Inc.

Date: May 15, 2013
/s/ Michael J. Campbell
Michael J. Campbell
Chief Executive Officer
(Principal Executive Officer)

Date: May15, 2013
/s/ M. Carolyn Ellis
M. Carolyn Ellis
Chief Financial Officer
(Principal Financial Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description of Exhibit
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema Document (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

____________________

(*)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

-25-