Form 10-Q
period 2013-06-30
DOCUMENT CAPTURE TECHNOLOGIES, INC.
filed 2013-08-14
CIK 1096857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐      No    ☒

The number of shares of common stock, $0.001 par value per share, outstanding as of August 9, 2013 was 22,420,441.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. We undertake no obligation to revise or update publicly any forward-looking statement after the date of this report to reflect future events or circumstances.

DOCUMENT CAPTURE TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

DOCUMENT CAPTURE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except par value and shares)

	June 30,	December 31,
	2013	2012
ASSETS		*
Current assets:
Cash and cash equivalents	$2,527	$2,166
Trade receivables	2,278	2,362
Inventories, net	1,338	1,727
Note receivable	300	300
Prepaid expenses and other current assets	136	155
Total current assets	6,579	6,710

Other non-current assets	49	36
Fixed assets, net	80	104
Total assets	$6,708	$6,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$–	$–
Trade payables to related parties, net	527	720
Trade payables and other accrued expenses	365	395
Deferred revenue	60	–
Accrued compensation and benefits	385	206
Total current liabilities	1,337	1,321

Long-term deferred revenue	240	–
Long-term deferred rent	113	126

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock $.001 par value, 2,000 authorized, none issued and outstanding at June 30, 2013 and December 31, 2012
Common stock $.001par value, 50,000 authorized, 22,420 and 22,077 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	22	22
Additional paid-in capital	39,527	39,256
Accumulated deficit	(34,531)	(33,875)
Total stockholders’ equity	5,018	5,403
Total liabilities and stockholders’ equity	$6,708	$6,850

*Amounts derived from the audited financial statements for the year ended December 31, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$4,247	$4,615	$7,700	$9,025

Cost of sales	2,576	3,125	4,708	5,834

Gross profit	1,671	1,490	2,992	3,191

Operating expenses:
Selling, general and administrative	1,071	1,409	2,725	2,843
Research and development	438	368	881	835
Total operating expenses	1,509	1,777	3,606	3,678

Operating income (loss)	162	(287)	(614)	(487)

Non-operating (expense) income, net	(24)	303	(42)	446

Net income (loss)	$138	$16	$(656)	$(41)

Basic income (loss) per common share – basic and diluted	$0.01	$0.00	$(0.03)	$(0.00)

Weighted average common shares outstanding –
Basic	22,420	21,567	22,248	20,637
Diluted	22,794	22,225	22,248	20,637

The accompanying notes are an integral part of these consolidated financial statements.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2013	2012

Operating activities:
Net loss	$(656)	$(41)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation expense included in operating expenses	13	20
Depreciation expense included in cost of sales	11	19
Stock-based compensation cost – options	268	503
Fair value of warrants issued for services rendered	–	39
Interest expense attributable to amortization of debt issuance costs	4	4
Allowance for slow-moving inventory	–	113
Change in fair value of stock option liability	–	(463)
Changes in operating assets and liabilities:
Trade receivables	84	(473)
Inventories	389	1,105
Prepaid expenses and other	2	19
Trade payables to related parties, net	(193)	(731)
Trade payables and other current liabilities	149	(646)
Income taxes payable	–	(23)
Deferred revenue	300	–
Deferred rent	(13)	10
Cash provided (used) by operating activities	358	(545)

Investing activities:
Capital expenditures	–	(5)
Cash used by investing activities	–	(5)

Financing activities:
Proceeds from exercise of common stock options	3	15
Cash provided by financing activities	3	15

Net increase (decrease) in cash and cash equivalents	361	(535)

Cash and cash equivalents at beginning of period	2,166	2,455

Cash and cash equivalents at end of period	$2,527	$1,920

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$–	$45

Non-cash investing and financing activities:
Transfer of deposits to fixed assets	$–	$26

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2013. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2013.

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

Liquidity

As shown in the financial statements, during the six months ended June 30, 2013, DCT incurred a net loss of $656,000. During the years ended December 31, 2012 and 2011, DCT incurred net losses of $676,000 and $356,000, respectively. As of June 30, 2013, accumulated deficit was $34,531,000. Management believes that current cash and other sources of liquidity, including available borrowings on the bank line of credit, are sufficient to fund normal operations through the next 12 months.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Executive Management Restructuring

In January 2013, DCT restructured (“2013 Restructure”) its executive management team and terminated both the chief executive officer (“CEO”) and president.  In connection with the 2013 Restructure, the former CEO resigned from the Board of Directors.  Concurrently with the former CEO’s resignation, DCT entered into an employment agreement with Michael Campbell to become the new CEO and President.  The purpose of the 2013 Restructure was to enhance and strengthen DCT’s strategic leadership and reduce overhead expenses.  Mr. Campbell has twenty-three years of experience in the technology industry, has been the CEO of four companies in the technology and industry, and is a seasoned business development and marketing executive.  Mr. Campbell is focused on mapping DCT’s existing technology and human assets to emerging market opportunities, and accelerating financial strength through focused business initiatives.

One-time expenses associated with the 2013 Restructure, including severance payments to terminated executives, totaled $306,000, which were recorded as selling, general and administrative expense during the first quarter of 2013.

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

Purchases from Scanner Manufacturers totaled $2,248,000 and $4,036,000 for the three and six months ended June 30, 2013, respectively, and $2,414,000 and $4,753,000 for the three and six months ended June 30, 2012, respectively. All purchases to and from Scanner Manufacturers were carried out in the normal course of business. As a result of these purchases, the net due to related parties was $527,000 and $720,000 at June 30, 2013 and December 31, 2012, respectively.

Legal Services Agreement

In September 2009, DCT entered into a legal services agreement (“Agreement”) with Jody R. Samuels, a director of the Company.  Pursuant to the Agreement, Mr. Samuels provides certain legal services to DCT which consists of assisting the Company in (i) the preparation of its periodic and other filings with the SEC, including proxy statements, special and annual meetings of stockholders, (ii) the negotiation of financing and corporate development transactions, (iii) preparation and review of documentation related to financing arrangements and corporate development transactions, (iv) preparing registration statements, and responding to any SEC inquiries/comment letters, (v) documenting corporate governance policies and procedures, and (vi) any other legal matters reasonably within the legal expertise of Mr. Samuels.

For legal services, Mr. Samuels was paid a total of $1,000 and $13,000 for the three and six months ended June 30, 2013, respectively. Mr. Samuels was paid $12,000 and $24,000 for the three and six months ended June 30, 2012.

Agreement to License Office Space

Through April 26, 2013, DCT licensed office space from Beau Dietl & Associates (“BDA”), a company owned by the Chairman of the Board of DCT. Effective April 27, 2013, DCT no longer licenses office space from BDA.

In connection with the License, DCT recorded rent expense of $2,000 and $8,000 for the three and six months ended June 30, 2013, respectively; and $7,000 and $13,000 for the three and six months ended June 30, 2012, respectively.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Professional Services

During the first quarter of 2013, DCT paid BDA $34,000 for professional services provided during the 2013 Restructure.

Note 3 – Concentration of Credit Risk and Major Customers

Financial instruments that subject DCT to credit risk are cash balances maintained in excess of federal depository insurance limits and trade receivables.

Cash and Cash Equivalents

DCT maintains cash balances at several banks. Interest bearing accounts are at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of June 30, 2013, DCT had consolidated balances of approximately $2,220,000, which were not guaranteed by the FDIC. DCT has not experienced any losses in these accounts and believes the exposure is minimal.

Major Customers and Trade Receivables

A relatively small number of customers account for a significant percentage of DCT’s sales. Customers that exceeded 10% of net sales and accounts receivable were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Customer A	32%	53%	36%	39%
Customer B	26	*	19	11
Customer C	14	19	14	20
Customer D	*	*	11	*

* Customer accounted for less than 10% of net sales for the period indicated.

Trade receivables from these customers totaled $1,808,000 at June 30, 2013. As of June 30, 2013, all of the Company's trade receivables were unsecured.

Note 4 – Concentration of Supplier Risk

Manufacturing.  Historically, DCT has purchased substantially all its finished scanner imaging products from Scanner Manufacturers which are wholly-owned subsidiaries of the parent company of DCT’s former majority stockholder.  See Note 2.  If these vendors became unable to provide materials in a timely manner and DCT was unable to find alternative vendors, DCT’s business, operating results and financial condition would be materially and adversely affected.

Components.  DCT purchases some controller chips that are sole-sourced, as they are specialized devices.  To date, DCT has been able to obtain adequate component supplies from existing sources.  However, delays or reductions in product shipments could occur if DCT became unable to obtain sufficient quantities of required materials, components or subassemblies, or if these items do not meet quality standards. These possible delays could harm DCT’s business, operating results and financial condition.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Note 5 – Note Receivable

During the quarter ended September 30, 2012, DCT’s board of directors authorized a $300,000 investment in Advanced Cyber Systems Corp. (“ACSC”) in the form of a convertible note receivable (“ACSC Note”). The ACSC Note pays five percent interest per year. DCT will record the interest income when the cash is received. Principal and interest are due on September 17, 2013 (“Maturity Date”). At any time prior to the Maturity Date, DCT is entitled at its option to convert the original principal amount of the ACSC Note into shares of ACSC equal to six percent of ACSC’s outstanding common stock at the time of exercise. The purpose of the investment in ACSC is to diversify and expand DCT’s future product offerings. The ACSC product is currently in final stages of development.

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

The following table sets forth, by the respective option plan, certain aspects of DCT’s stock options as of June 30, 2013:

	Option Approval Method			Options Outstanding and Options Available
Description	Board of Directors	Board of Directors and Shareholders	Total	Outstanding	Available For Future Grant	Total
2002 Amended and Restated Stock Option Plan	–	3,200,000	3,200,000	3,001,290	198,710	3,200,000
2006 Stock Option Plan	–	2,500,000	2,500,000	2,190,000	310,000	2,500,000
2009 Stock Option Plan	–	1,500,000	1,500,000	1,060,000	440,000	1,500,000
2010 Stock Option Plan	–	3,500,000	3,500,000	2,683,333	816,667	3,500,000
2013 Stock Option Plan	3,500,000	–	3,500,000	1,345,043	2,154,957	3,500,000
Key Personnel Option Grants	4,175,000	–	4,175,000	4,175,000	–	4,175,000
	7,675,000	10,700,000	18,375,000	14,454,666	3,920,334	18,375,000

Stock Options

DCT issues options under five different stock option plans as well as through employment agreements with key employees, executives and consultants (approved by the board of directors on a case-by-case basis).  Options generally vest over two to three years from the date of grant and expire seven to ten years from the date of grant.

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in DCT’s Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Selling, general and administrative	$85	$235	$256	$468
Research and development	7	21	12	35
Total	$92	$256	$268	$503

At June 30, 2013, DCT had approximately $506,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Stock Option Activity and Outstanding

DCT had the following stock option activity during the six months ended June 30, 2013:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	13,100,508	$0.38
Granted	3,913,000	0.16
Exercised	(343,465)	0.01
Cancelled	(2,215,377)	0.57
Outstanding at June 30, 2013	14,454,666	$0.30
Vested or expected to vest at June 30, 2013	14,454,666	$0.30

In January 2013, as part of the 2013 Restructure, DCT’s Board of Directors approved a nine-month extension to 1,583,333 options that were scheduled to expire in April 2013.  The total fair value of the amended options, as calculated using the Black-Scholes valuation model, was approximately $80,000 and was recorded as operating expense with the offsetting credit to additional paid-in capital during the first quarter of 2013.

In March 2013, DCT’s Board of Director’s approved a one-year extension to 300,000 options that were scheduled to expire April 2013. The total fair value of the amended options, as calculated using the Black-Scholes valuation model, was approximately $1,000 and was recorded as operating expense with the offsetting credit to additional paid-in capital during the first quarter of 2013.

The following table summarizes all options outstanding and exercisable by price range as of June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.01	300,000	0.8	$0.01	300,000	$0.01
$0.12-$0.17	3,913,000	9.6	$0.16	800,000	$0.17
$0.29-$0.45	8,741,666	3.8	$0.31	8,474,999	$0.31
$0.60-$0.70	1,500,000	2.6	$0.69	1,500,000	$0.69
	14,454,666			11,074,999

The “intrinsic value” of options is the excess of the value of DCT stock over the exercise price of these options. The total intrinsic value of options outstanding (of which all are expected to vest) at June 30, 2013 was approximately $51,000. The total intrinsic value of options outstanding at December 31, 2012 was $103,000. The total intrinsic value for exercisable options was $39,000 and $103,000 at June 30, 2013 and December 31, 2012, respectively. The total intrinsic value was $45,000 and $475,000 for options exercised during the six months ended June 30, 2013 and 2012, respectively.

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

DCT booked an unrealized gain of $308,000 and $463,000, included as a component of non-operating income (expense), during the three and six months ended June 30, 2012, respectively. Since the NCR Option matured on August 4, 2012, DCT has had no financial instruments that require fair value measurement.

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

DCT had common stock equivalents (“CSE”) of 374,000 and 658,000 at June 30, 2013 and 2012, respectively. CSEs were taken into consideration in calculating diluted earnings per common share for both the three months ended June 30, 2013 and 2012, but the CSEs had no impact. CSEs were not considered in calculating DCT’s diluted earnings per common share during either the six months ended June 30, 2013 or 2012 as their effect would be anti-dilutive. As a result, for all periods presented, DCT’s basic and diluted earnings per share are the same.

The computation of DCT’s basic and diluted earnings per share for the three months ended June 30, 2013 and 2012 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2013	2012

Net income (A)	$138	$16

Weighted average common shares outstanding (B)	22,420	21,567
Dilutive effect of employee equity incentive plans	374	658
Weighted average common shares outstanding, assuming dilution (C)	22,794	22,225

Basic earnings per common share (A)/(B)	$0.01	$0.00
Diluted earnings per common share (A)/(C)	$0.01	$0.00

Note 9 – Equity

Common Stock

DCT issued 343,465 and 1,498,850 shares of common stock upon the exercise of employee stock options during the six months ended June 30, 2013 and 2012, respectively.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Common Stock Warrants

In certain instances, DCT issues warrants for consulting services. DCT amortizes the fair value of the warrants, as calculated on the issuance date using the Black-Scholes valuation model, over the service period. In connection with these common stock warrants issued and outstanding, DCT charged selling, general and administrative expense with the offset credit to additional paid in capital for $19,000 and $39,000 during the three and six months ended June 30, 2012, respectively.

DCT did not issue any common stock warrants during either the six months ended June 30, 2013 or 2012.

The following table summarizes certain aspects of DCT’s outstanding warrants as of June 30, 2013:

Warrants Issued in Connection with:	Number of Shares Outstanding and Vested	Exercise Price ($)	Issuance Date	Expiration Date
Bank line of credit	68,027	0.59	9/2/09	8/31/16

Note 10 – Liabilities

Bank Line of Credit

As of June 30, 2013, DCT had a $3,000,000 line of credit (“LOC”) at a commercial bank. Borrowings under the LOC are limited to 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts. The interest rate is prime (3.25% at June 30, 2013) plus 1.0%. Interest payments are due monthly and all unpaid interest and principal is due in full on November 15, 2013.

Upon certain events of default (as defined in the LOC agreement), the default variable interest rate increases five percentage points above the interest rate applicable immediately prior to the default. Additionally, the lender has the right to declare all of the amounts due under the LOC immediately due and payable upon an event of default.

As of June 30, 2013, DCT was in compliance with all LOC debt covenants and had unused borrowing capacity of $1,761,000.

Deferred Revenue

During the three months ended June 30, 2013, DCT entered a five-year license agreement (“License Agreement”) which transfers all ownership rights of certain of DCT’s trademarks for $300,000. In addition, the License Agreement provides for certain volume-related discounts. DCT licensed back the trademarks for use outside North, Central, and South America. Beginning in the third quarter of 2013, revenue will be recognized ratably over the term of the License Agreement.

Note 11 – Commitments and Contingencies

Operating Leases

DCT occupies its corporate office and warehouse space through an operating lease that extends through October 2015. As of June 30, 2013, future minimum rental commitments under non-cancellable leases were as follows (in thousands):

Years Ending June 30,	Future Minimum Lease Payments
2014	$256
2015	275
2016	94
$625

Additionally, under the lease agreement, DCT is responsible for common area maintenance (“CAM”) charges and pro-rated taxes and insurance.

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Employment Agreements

DCT maintains employment agreements with certain of its executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors. The agreements also provide for termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, DCT maintains employment agreements with other key employees with similar terms and conditions. As of June 30, 2013 termination payments totaling $525,000 remain in effect.

Litigation, Claims and Assessments

The Company experiences routine litigation in the normal course of its business and does not believe that any pending litigation will have a material adverse effect on DCT’s financial condition, results of operations or cash flows.

Note 12 –Inventories

Inventories at the end of each period were as follows (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$281	$279
Finished goods	1,276	1,694
	1,557	1,973
Less: Inventory allowance	(219)	(246)
	$1,338	$1,727

Note 13 – Segment and Geographic Information

Segment Information

DCT operates in one segment: the design, development and delivery of various imaging technology solutions, most notably scanners.

Geographic Information

During the three and six months ended June 30, 2013 and 2012, DCT recorded net sales throughout the U.S., Europe and other, and Asia as determined by the final destination of the product. The following table summarizes total net sales attributable to significant countries (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
U.S.	$3,920	$3,805	$6,993	$7,952
Europe and other	274	630	590	893
Asia	53	180	117	180
	$4,247	$4,615	$7,700	$9,025

DOCUMENT CAPTURE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Presented below is information regarding identifiable assets, classified by operations located in the U.S., Europe and other, and Asia (in thousands):

	June 30, 2013	December 31, 2012
U.S.	$6,157	$6,229
Europe and other	524	583
Asia	27	38
	$6,708	$6,850

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

Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. This MD&A section is organized as follows:

•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.

•	Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

•	Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. A brief description of certain aspects, transactions and events is provided, including related-party transactions, which impacts the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows as of and for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Overview

We are in the business of designing, developing and delivering various USB-powered imaging technology solutions. Our patented and proprietary page-imaging devices facilitate the way information is stored, shared and managed, and are designed to reduce organizations’ operating costs, improve information accuracy and security, and speed processing time.  We focus our research and development activities on new deliverable and marketable technologies related to document digitization and utilization. We sell our products to customers throughout the world.

In August 2010, NCR purchased 3,861,004 shares of our common stock for an aggregate purchase price of $4,000,000 (“NCR Investment”). The NCR Investment was both a strategic and financial milestone for us. It provided us with the capital to aggressively invest in new product development. It also allowed us to actively pursue strategic partnerships with other businesses worldwide in order to expand our distribution channels and product offerings.

In September 2011, we appointed a Chief Technology Officer (“CTO”), and have since re-aligned our engineers as part of our focused investment in research and development. In addition to re-aligning our engineering staff, we use specialized contractors with unique skills and abilities to supplement our product innovation and development, which allows greater flexibility while minimizing expenses. Our goal is to consistently develop new products while minimizing time to market, strengthen competitive barriers, broaden our revenue base, and balance the risk of new product development.

In January 2013, we restructured our executive management team (“2013 Restructure”) and terminated both our chief executive officer (“CEO”) and our president.  In connection with the 2013 Restructure, our former CEO resigned from the Board of Directors.  Concurrently with the former CEO’s resignation, we entered into an employment agreement with Michael Campbell to become our new CEO and President.  The purpose of the 2013 Restructure is to enhance and strengthen our strategic leadership and reduce overhead expenses.  Mr. Campbell has twenty-three years of experience in the technology industry, has been the CEO of four companies in the technology industry and is a seasoned business development and marketing executive.  Mr. Campbell is focused on mapping DCT’s existing technology and human assets to emerging market opportunities and accelerating financial strength through focused business initiatives.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially change the financial statements.

Our disclosures of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2012 have not materially changed since that report was filed.

Results of Operations

The following table summarizes certain aspects of our results of operations for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2013	2012	Change	Change	2013	2012	Change	Change

Net sales	$4,247	$4,615	$(368)	(8)%	$7,700	$9,025	$(1,325)	(15)%
Cost of sales	2,576	3,125	(549)	(18)	4,708	5,834	(1,126)	(19)
As a percentage of sales	61%	68%			61%	65%

Selling, general and administrative expense	1,071	1,409	(338)	(24)	2,725	2,843	(118)	(4)
Research and development expense	438	368	70	19	881	835	46	6

Non-operating income (expense)	(24)	303	(327)	*	(42)	446	(488)	*

Net income (loss)	138	16	122	*	(656)	(41)	(615)	*

 _____________

* not meaningful

Net Sales

The decreased sales for both the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 was attributable to a 16% and 17% drop in unit volume, respectively, and the mix of products sold. The decrease was in line with our expectations as digital storage gains broader acceptance and popularity, which in turn has increased the number of competitors in our market.

International sales are strategically important to our business and, as a percentage of sales, were 8% and 18% for the three months ended June 30, 2013 and 2012, respectively; and 9% and 12% for the six months ended June 30, 2013 and 2012, respectively. The decrease in the relative percentage of international sales resulted from the initial globalization and expansion of our products into Europe and Asia, which peaked in 2012.

Our revenue remains dependent on a small number of significant customers. Total sales to significant customers (customers who represent more than 10% of our net sales) as a percentage of total sales were 72% during both the three months ended June 30, 2013 and 2012; and 80% and 70% during the six months ended June 30, 2013 and 2012, respectively. See “Note 3 – Concentration of Credit Risk and Major Customers” in Part I, Item 1 of this report. The identities of our largest customers and their respective contributions to our net sales have varied in the past and will likely continue to vary from period to period.

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

Cost of sales as a percentage of sales decreased during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 as a result of result of product mix, currency fluctuations, and volume-related discounts.  Cost of sales as a percentage of net sales has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

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

We expect our cost of sales as a percentage of net sales to fluctuate in the future as we experience changes in our product mix, work toward implementing further product cost-reduction strategies, and expand our product offerings.

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

The decrease in SG&A expenses during the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 was primarily attributable to the following:

•	decreased headcount and compensation-related expenses of approximately $38,000 and $116,000 for the three and six months ended June 30, 2013 compared to the same period in 2012, respectively, as a result of the 2013 Restructure; and

•	decreased stock-based compensation expense (a non-cash charge) as a result of outstanding options being fully amortized prior to Fiscal 2013. Stock-based compensation expense was $85,000 and $235,000 for the three months ended June 30, 2013 and 2012, respectively. Stock-based compensation expense was $256,000 and $468,000 for the six months ended June 30, 2013 and 2012, respectively. See “Note 6 - Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q.

The above decreases were partially offset by one-time expenses associated with the 2013 Restructure which occurred during the first quarter of 2013. These expenses, including severance payments to terminated executives, totaled $306,000.

We anticipate that future SG&A expenses may decrease in the near-term as we implement further cost-reduction strategies and concentrate specifically on the next generation of document capture technology.

Research and Development Expense

Research and development (“R&D”) expenses consist primarily of salaries and related costs, including stock-based compensation costs of employees engaged in product research; design and development activities; compliance testing; documentation and prototypes; and expenses associated with transitioning the product to production.

R&D expenses increased during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, which increases are primarily attributable to the final product development of our next generation products which will be released during the third quarter of 2013. During 2013, our R&D efforts have become more focused toward the next generation of product. We believe our R&D efforts will allow for a quicker time to market for future products.

R&D expense may increase in the future as a result of our new product innovation and development, and overall intellectual property strategy.

Non-Operating Income (Expense)

During the three and six months ended June 30, 2012, the most significant component of non-operating income (expense) was a non-cash gain of $155,000 related to the decreased fair value of stock option liability. See “Note 7 – Fair Value” in Part I, Item 1 of this report. During the third quarter of 2012, the stock option liability matured without being exercised. Accordingly, non-operating income (expense) for the three and six months ended June 30, 2013 was not impacted by the change in fair value of our stock option liability. Other less impactful components of non-operating income (expense) include non-cash interest expense and realized loss on foreign currency transactions resulting from the currency fluctuation between the U.S. dollar, the Chinese Yuan, and the Euro.

Liquidity and Capital Resources

At June 30, 2013, principal sources of liquidity included cash and cash equivalents of $2,527,000 and an available borrowing capacity of $1,761,000 on our bank line of credit. We had no significant cash outlays, except as part of our normal operations, during the six months ended June 30, 2013 or 2012.

The following table summarizes certain aspects of our liquidity (in thousands):

	As of or for the Six Months Ended June 30,
	2013	2012
Cash and cash equivalents	$2,527	$1,920
Line of credit balance	–	–
Working capital	5,002	5,637
Cash provided (used) by operating activities	358	(545)
Cash used by investing activities	–	(5)
Cash provided by financing activities	3	15

Operating activities

Cash provided by operations during the six months ended June 30, 2013 was primarily a result of our $656,000 net loss, $296,000 of net non-cash expenses and $718,000 net cash provided by changes in operating assets and liabilities. Cash used by operations during the six months ended June 30, 2012 was primarily a result of our $41,000 net loss, $235,000 of net non-cash expenses and $739,000 net cash used by changes in operating assets and liabilities.

Net non-cash expenses include: depreciation expense, stock-based compensation cost for options, fair value of warrants issued for services rendered, non-cash interest expense, change in fair value of stock option liability, and allowance for slow-moving inventory. The most significant changes in operating assets and liabilities during the six months ended June 30, 2013 included:

•	Inventories decreased as a result of our decreased revenue.
•	Deferred revenue increased as a result of our five-year license agreement (“License Agreement”) which transfers all ownership rights of certain of DCT’s trademarks for $300,000. Revenue will be recognized ratably over the term of the License Agreement.

The most significant changes in operating assets and liabilities during the six months ended June 30, 2012 included:

•	Trade receivables increased as a result of our significantly increased sales during June 2012.
•	Inventories decreased due to the shipment of products during the first quarter of 2012, which was originally scheduled for shipment in December 2011.
•	Trade payables to related parties, net decreased as a result of a temporary reduction to payment terms from 45-days to 30-days to support the manufacturing transition to next generation scanner components.
•	Trade payables and other current liabilities decreased primarily due to the payment of third-party software licenses, bonuses and one-time relocation obligations, which were accrued at December 31, 2011.

The remaining changes in operating assets and liabilities during both the six months ended June 30, 2013 and 2012 were indicative of the normal operational fluctuations related to the timing of product shipments, trade receivable collections, inventory management and timing of vendor payments.

We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in operating results, timing of product shipments, trade receivables collections, inventory management and timing of vendor payments.

Investing activities

Our business requires minimal capital investment. Accordingly, we had no investing activities for the six months ended June 30, 2013. Investing activities during the six months ended June 30, 2012 included capital purchases to support normal business operations.

Financing activities

During both the six months ended June 30, 2013 and 2012, financing activities consisted of proceeds received from the exercise of employee stock options.

Cash and Working Capital Requirements

Our strengthened financial position as a result of the 2010 NCR Investment allowed us to actively pursue revenue growth through new strategic relationships, as well as invest in new product development. However, during 2012 and the first half of 2013, sales fell short of expectations and our working capital decreased.

During January 2013, we reorganized and downsized our executive management team to reduce operating expenses to more align with our current and anticipated sales. The reorganization immediately reduced operating expenses and we believe that it will allow us to focus specifically on the next generation of document capture technology.

We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our credit facility, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections, or if unforeseen circumstances occur, we may require additional financing. Our failure to raise capital, if needed, could hinder our ability to operate.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	One – Three	Four – Five
	Total	One Year	Years	Years

Operating lease obligations (1)	$625	$256	$369	$–
Line of credit (2)	–	–	–	–
Total contractual cash obligations	$625	$256	$369	$–

_________________

(1) Operating lease obligations relate to our corporate office and warehouse space and extend through October 2015. In addition to the lease payments, we are also responsible for common area maintenance (“CAM”) charges and pro-rated taxes and insurance. CAM is subject to change, but has averaged approximately $10,000 per month since the inception of the lease.

(2) As of June 30, 2013, we had a $3,000,000 line of credit (“LOC”) at a commercial bank. Borrowings under the LOC are limited to 80% of eligible accounts receivable less the aggregate face amount of all outstanding letters of credit, cash management services, and foreign exchange contracts. The interest rate is the prime rate of interest (3.25% at June 30, 2013) plus 1.0%. Interest payments are due monthly and all unpaid interest and principal is due in full on November 15, 2013.

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

As of June 30, 2013, we were in compliance with all LOC debt covenants and had unused borrowing capacity of $1,761,000.

Item – 3 Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2013 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Date: August 14, 2013
/s/ Michael J. Campbell
Michael J. Campbell
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013
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

-27-